Form 10-Q
period 2013-03-31
SOLARCITY CORP
filed 2013-05-15
CIK 1408356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-35758

SolarCity Corporation

(Exact name of registrant as specified in its charter)

Delaware	02-0781046
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer Identification No.)

3055 Clearview Way San Mateo, California	94402
(Address of principal executive offices)	(Zip Code)

(650) 638-1028

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of May 1, 2013 was 75,349,025.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SolarCity Corporation

Condensed Consolidated Balance Sheets

(In Thousands, Except Share Par Values)

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$127,294	$160,080
Restricted cash	3,154	7,516
Accounts receivable (net of allowances for doubtful accounts of $228 and $220 as of March 31, 2013 and December 31, 2012, respectively)	19,041	25,145
Rebates receivable	16,294	17,501
Inventories	77,681	87,903
Deferred income tax asset	5,377	5,770
Prepaid expenses and other current assets	26,304	11,502

Total current assets	275,145	315,417
Restricted cash	2,513	2,810
Solar energy systems, leased and to be leased – net	1,131,119	1,002,184
Property and equipment – net	19,793	18,635
Other assets	23,420	22,796

Total assets(1)	$1,451,990	$1,361,842

Liabilities and equity
Current liabilities:
Accounts payable	$57,525	$62,986
Distributions payable to noncontrolling interests	19,435	12,028
Current portion of deferred U.S. Treasury grants income	13,684	11,376
Accrued and other current liabilities	36,395	52,334
Customer deposits	8,349	8,753
Current portion of deferred revenue	35,109	31,516
Current portion of long-term debt	14,211	20,613
Current portion of lease pass-through financing obligation	27,165	13,622
Current portion of sale-leaseback financing obligation	491	389

Total current liabilities	212,364	213,617
Deferred revenue, net of current portion	234,907	204,396
Long-term debt, net of current portion	96,224	83,533
Long-term deferred tax liability	5,400	5,790
Lease pass-through financing obligation, net of current portion	101,168	125,884
Sale-leaseback financing obligation, net of current portion	14,653	14,755
Deferred U.S. Treasury grants income, net of current portion	354,321	286,884
Other liabilities and deferred credits	118,560	112,056

Total liabilities(1)	1,137,597	1,046,915
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.0001 par value – authorized, 1,000,000 shares as of March 31, 2013 and December 31, 2012, respectively; issued and outstanding, 75,284 and 74,913 as of March 31, 2013 and December 31, 2012, respectively	7	7
Additional paid-in capital	329,941	325,705
Accumulated deficit	(142,386)	(111,392)

Total stockholders’ equity	187,562	214,320
Noncontrolling interests in subsidiaries	126,831	100,607

Total equity	314,393	314,927

Total liabilities and equity	$1,451,990	$1,361,842

(1)	The Company’s consolidated assets as of March 31, 2013 and December 31, 2012 include $513,674 and $562,531, respectively, being assets of variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs. These assets include solar energy systems, leased and to be leased, net, of $480,618 and $530,230 as of March 31, 2013 and December 31, 2012, respectively; cash and cash equivalents of $11,235 and $16,065 as of March 31, 2013 and December 31, 2012, respectively; accounts receivable, net, of $2,431 and $1,681 as of March 31, 2013 and December 31, 2012, respectively; prepaid expenses and other assets of $8,546 and $2,603 as of March 31, 2013 and December 31, 2012, respectively; and rebates receivable of $8,876 and $8,985 as of March 31, 2013 and December 31, 2012, respectively. The Company’s consolidated liabilities as of March 31, 2013 and December 31, 2012 included $27,463 and $19,853, respectively, being liabilities of VIEs whose creditors have no recourse to the Company. These liabilities include distributions payable to noncontrolling interests of $19,435 and $12,028 as of March 31, 2013 and December 31, 2012, respectively; customer deposits of $4,870 and $4,162 as of March 31, 2013 and December 31, 2012, respectively; accounts payable of $0 and $9 as of March 31, 2013 and December 31, 2012, respectively; accrued and other payables of $442 and $938 as of March 31, 2013 and December 31, 2012, respectively; and bank borrowings of $2,716 and $2,716 as of March 31, 2013 and December 31, 2012, respectively.

See further description in Note 6, VIE Arrangements.

See accompanying notes.

SolarCity Corporation

Condensed Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Amounts)

(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
Revenue:
Operating leases	$15,089	$8,139
Solar energy systems sales	14,899	16,702

Total revenue	29,988	24,841
Cost of revenue:
Operating leases	5,503	2,582
Solar energy systems	11,789	12,125

Total cost of revenue	17,292	14,707

Gross profit	12,696	10,134
Operating expenses:
Sales and marketing	17,879	16,131
General and administrative	16,618	8,562

Total operating expenses	34,497	24,693

Loss from operations	(21,801)	(14,559)
Interest expense, net	6,319	3,494
Other expense, net	140	8,974

Loss before income taxes	(28,260)	(27,027)
Income tax benefit (provision)	105	(35)

Net loss	(28,155)	(27,062)
Net income (loss) attributable to noncontrolling interests	2,839	(29,818)

Net (loss) income attributable to stockholders	$(30,994)	$2,756

Net (loss) income attributable to common stockholders
Basic	$(30,994)	$453
Diluted	$(30,994)	$656
Net (loss) income per share attributable to common stockholders
Basic	$(0.41)	$0.04
Diluted	$(0.41)	$0.04
Weighted average shares used to compute net (loss) income per share attributable to common stockholders
Basic	75,186,430	10,503,931
Diluted	75,186,430	17,076,717

See accompanying notes.

SolarCity Corporation

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
Operating activities:
Net loss	$(28,155)	$(27,062)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization net of amortization of deferred U.S. Treasury grant income	7,482	3,961
Interest on lease pass-through financing obligation	3,871	1,899
Stock-based compensation	3,722	2,091
Revaluation of convertible redeemable preferred stock warrants	—	8,588
Revaluation of preferred stock forward contract	—	350
Deferred income taxes	3	3
Reduction in lease pass-through financing obligation	(5,482)	(3,865)
Changes in operating assets and liabilities:
Restricted cash	757	92
Accounts receivable	6,104	(25,150)
Rebates receivable	1,207	(2,941)
Inventories	10,222	(7,446)
Prepaid expenses and other current assets	(10,785)	2,223
Other assets	(624)	(2,374)
Accounts payable	(5,461)	(68,772)
Accrued and other liabilities	(7,663)	7,872
Customer deposits	(404)	(253)
Deferred revenue	34,104	33,899

Net cash provided by (used in) operating activities	8,898	(76,885)
Investing activities:
Payments for the cost of solar energy systems, leased and to be leased	(138,221)	(83,465)
Purchase of property and equipment	(2,355)	(3,366)

Net cash used in investing activities	(140,576)	(86,831)
Financing activities:
Investment fund financings and bank borrowings:
Borrowings under long-term debt	15,435	57,570
Repayments of long-term debt	(9,729)	(427)
Borrowings under bank line of credit	—	19,418
Repayments of sale-leaseback financing obligation	—	(88)
Proceeds from lease pass-through financing obligation	4,631	59,155
Repayment of capital lease obligations	(833)	(5,481)
Proceeds from investment by noncontrolling interests in subsidiaries	74,578	3,469
Distributions paid to noncontrolling interest in a subsidiary	(43,786)	(37,829)
Proceeds from U.S. Treasury grants	58,082	26,871

Net cash provided by financing activities before equity issuances	98,378	122,658
Equity issuances:
Proceeds from exercise of stock options	514	387
Proceeds from issuance of convertible redeemable preferred stock	—	80,868

Net cash provided by equity issuances	514	81,255

Net cash provided by financing activities	98,892	203,913

Net (decrease) increase in cash and cash equivalents	(32,786)	40,197
Cash and cash equivalents, beginning of period	160,080	50,471

Cash and cash equivalents, end of period	$127,294	$90,668

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,442	$727

Cash paid during the period for taxes	$—	$—

See accompanying notes.

SolarCity Corporation

Notes to Consolidated Financial Statements (Unaudited)

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

2. Summary of Significant Accounting Policies and Procedures

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair statement of the results of operations for the interim periods covered and the consolidated financial position of the Company at the date of the balance sheets. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 27, 2013. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2013, or any other future period.

The condensed consolidated financial statements reflect the accounts and operations of the Company and those of its subsidiaries in which the Company has a controlling financial interest. In accordance with the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification Section 810, or ASC 810, Consolidation, the Company consolidates any variable interest entity, or VIE, of which it is the primary beneficiary. The typical condition for a controlling financial interest ownership is holding a majority of the voting interests of an entity; however, a controlling financial interest may also exist in entities, such as variable interest entities, through arrangements that do not involve controlling voting interests. ASC 810 requires a variable interest holder to consolidate a VIE if that party has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company does not consolidate a VIE in which it has a majority ownership interest when the Company is not considered the primary beneficiary. The Company has determined that it is the primary beneficiary in a number of VIEs—refer to Note 6, VIE Arrangements. The Company evaluates its relationships with the VIEs on an ongoing basis to ensure that it continues to be the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company regularly makes significant estimates and assumptions including, but not limited to, the estimates which affect the estimated selling price of undelivered elements for revenue recognition purposes, the collectibility of accounts receivable, the valuation of inventories, the estimated total costs for long-term contracts used as a basis of determining percentage of completion for such contracts, the estimated fair value and residual values of solar energy systems subject to leases, the useful lives of solar energy systems, property and equipment and intangible assets, the determination of accrued liabilities, accounting for business combinations, the valuation of stock-based compensation, and the determination of valuation allowances associated with deferred tax assets. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ materially from those estimates.

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

As of March 31, 2013 and December 31, 2012, there were no fair value measurements of assets and liabilities subsequent to initial recognition.

The Company’s financial instruments include customer deposits, distributions payable to noncontrolling interests, borrowings under lines of credit, and long-term debt facilities. The carrying values of its financial instruments other than its long-term debt approximate their fair values due to the fact that they are short-term in nature at March 31, 2013 and December 31, 2012 (Level 1). The Company estimates the fair value of its long-term debt based upon rates currently offered for debt of similar maturities and terms (Level 3). The Company has estimated the fair value of its long-term debt to approximate its carrying value.

Warranties

The Company warrants its products for various periods against defects in material or installation workmanship. The Company generally provides a warranty on the generating and non-generating parts of the solar energy systems it sells of typically between five to twenty years. The manufacturer’s warranty on the solar energy systems components, which is typically passed through to these customers, has a warranty period ranging from one to twenty-five years. The changes in accrued warranty balance, recorded as a component of accrued liabilities on the condensed consolidated balance sheets consisted of the following (in thousands):

As of and for the Three Months Ended March 31, 2013
Balance – beginning of the period	$4,019
Provision charged to warranty expense	776
Less warranty claims	(84)

Balance – end of the period	$4,711

Solar Energy Systems Performance Guarantees

The Company guarantees certain specified minimum solar energy production output for systems leased to customers. The Company monitors the solar energy systems to ensure that these outputs are being achieved. The Company evaluates if any amounts are due to its customers. As of March 31, 2013, the Company had recorded liabilities of $0.9 million, as accrued and other current liabilities in the condensed consolidated financial statements relating to these guarantees based on the Company’s assessment of its exposure.

Deferred U.S. Treasury Grant Income

The Company is eligible for U.S. Treasury grants received or receivable on eligible property as defined under Section 1603 of the American Recovery and Reinvestment Act of 2009, as amended by the Tax Relief Unemployment Insurance Reauthorization and Job Creation Act of December 2010, which includes solar energy system installations, upon approval by the U.S. Treasury Department. For solar energy systems under lease pass-through arrangements the Company reduces the financing obligation and records deferred income for the U.S. Treasury grants which are paid directly to the investors upon receipt of the grants by the investors. The benefit of the U.S. Treasury grants is recorded as deferred income and is amortized on a straight-line basis over the estimated useful lives of the related solar energy systems of 30 years. The amortization of the deferred income is recorded as a reduction to depreciation expense which is a component of the cost of revenue of operating leases in the condensed consolidated statement of operations. A catch up adjustment is recorded in the period in which the grant is approved by the U.S. Treasury Department or received by lease pass-through investors to recognize the portion of the grant that matches proportionally the amortization for the period between the date of placement in service of the solar energy systems and approval by the U.S. Treasury Department or receipt by lease pass-through investors of the associated grant. The changes in deferred U.S. Treasury grant income during the three month period ended March 31, 2013 were as follows (in thousands):

Balance as of December 31, 2012	$298,260
U.S. Treasury grants received and receivable by the company	63,039
U.S. Treasury grants received by investors under lease pass-through arrangements	10,290
Amortized during the period as a credit to depreciation expense	(3,584)

Balance as of March 31, 2013	$368,005

Of the balance outstanding as of March 31, 2013 $354.3 million are presented as noncurrent deferred U.S. Treasury grants income in the condensed consolidated balance sheets.

Deferred Investment Tax Credits Revenue

The Company’s solar energy systems are eligible for investment tax credits, or ITCs, that accrue to eligible property under the Internal Revenue Code. The Company is able to monetize these ITCs to investors who can utilize them in return for cash payments made through various arrangements formed by the Company. The Company considers the monetization of ITCs to constitute one of the key elements of realizing the value associated with solar energy systems. The Company therefore views the proceeds from the monetization of ITCs to be a component of revenue generated from the solar energy systems.

For lease pass-through structures, the Company monetizes the ITCs by assigning the ITCs associated with the systems leased to the investor. In addition, future customer lease payments are assigned to the investors in return for a cash consideration. The Company allocates a portion of the aggregate payments received from the investor to the estimated fair value of the assigned ITCs. The estimated fair value of the ITCs is determined by discounting the estimated cash flows impact of the ITCs using an appropriate discount rate that reflects a market interest rate.

The Company guarantees its fund investors that in the event of a subsequent recapture of the ITCs by the taxing authority due to the Company’s noncompliance with the applicable ITC guidelines, the Company will compensate the investor for any recaptured credits. The Company has concluded that the likelihood of a recapture event is remote and consequently has not recorded any liability in the condensed consolidated financial statements for any potential recapture exposure. The amount allocated to the ITCs is initially recorded as deferred revenue on the condensed consolidated balance sheet and is recognized in the condensed consolidated statement of operations as a component of revenue over the five year period that the solar energy systems have to be in service to earn the credits that commences on the date that the associated solar energy system is placed in service.

The balance of deferred investment tax credits revenue, which is included as part of deferred revenue in the condensed consolidated balance sheet, as of March 31, 2013 and December 31, 2012 was $16.8 million and $0, respectively.

Comprehensive Income (Loss)

The Company accounts for comprehensive income (loss) in accordance with ASC 220, Comprehensive Income. Under ASC 220, the Company is required to report comprehensive income (loss), which includes the Company’s net loss, as well as other comprehensive income (loss). There were no differences between comprehensive loss as defined by ASC 220 and net loss as reported in the Company’s accompanying condensed consolidated statements of operations for the periods presented.

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

Recently Issued Accounting Standard

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02), to require reporting of the impact of significant reclassifications out of accumulated other comprehensive income or loss on the line items on the statement of operations, if a reclassification is required in its entirety in one reporting period. The ASU is effective for interim and annual periods beginning after December 15, 2012. The adoption of the ASU did not have a significant impact on the Company’s condensed consolidated financial statements.

3. Balance Sheet Components

	March 31,	December 31,
	2013	2012
Inventories:
Raw materials	$62,982	$69,726
Work in progress	14,699	18,177

Total	$77,681	$87,903

Solar Energy Systems, Leased and To Be Leased—Net:
Solar energy systems leased to customers (1)	$1,027,495	$895,020
Initial direct costs related to solar energy systems leased to customers	62,613	54,095

	1,090,108	949,115
Less accumulated depreciation and amortization	(52,308)	(43,024)

	1,037,800	906,091
Solar energy systems under construction	44,244	43,747
Solar energy systems to be leased to customers	49,075	52,346

Solar energy systems, leased and to be leased—net	$1,131,119	$1,002,184

(1)	Included under solar energy systems leased to customers as of March 31, 2013 and December 31, 2012 was $66.4 million and $66.4 million, respectively, related to capital leased assets, with an accumulated depreciation of $3.2 million and $2.6 million, respectively.

Other Liabilities and deferred credits:
Deferred gain on sale-leaseback transactions, net of current portion	$58,447	$59,243
Deferred rent expense	4,411	4,443
Capital lease obligation	28,243	28,688
Amounts received from investors for monetization of investment tax credits for systems not installed	18,748	18,111
Other noncurrent liabilities	8,711	1,571

Total	$118,560	$112,056

4. Long-Term Debt

Working Capital Financing

On May 26, 2010, a subsidiary of the Company entered into a financing agreement with a bank to obtain funding for working capital. The amount to be borrowed under the financing agreement is determined based on the estimated present value of expected future lease rentals to be generated by solar energy systems owned by the subsidiary and leased to customers, but shall not exceed $16.3 million. The working capital financing facility was funded in four tranches and was available for drawdown through March 31, 2011.

Through March 31, 2013, the Company borrowed an aggregate of $13.3 million under the working capital financing facility. Of the amounts borrowed, $10.8 million and $11.1 million were outstanding as of March 31, 2013 and December 31, 2012, respectively, of which $9.7 million and $10.0 million are included in the condensed consolidated balance sheets under long-term debt, net of current portion, as of March 31, 2013 and December 31, 2012, respectively. Each tranche bears interest at an annual rate of 2% plus the swap rate applicable to the average life of the scheduled rent receipts for the tranche. For the amounts borrowed as of March 31, 2013, the interest rates ranged between 5.48% and 5.65%. The working capital financing facility is secured by substantially all the assets of the subsidiary and is nonrecourse to the general credit of the Company. The working capital financing facility matures on December 31, 2024. The Company was in compliance with all debt covenants as of March 31, 2013.

Vehicle and Other Loans

The Company has entered into various loan agreements consisting of vehicle and other loans with various financial institutions. The principal amounts of these vehicle and other loans mature between April 2013 and 2017. The Company was in compliance with all debt covenants as of March 31, 2013.

In January 2011, the Company entered into an additional $7.0 million term loan facility with a bank to finance the purchase of vehicles. This facility bears interest at an annual rate of 2.75% and is secured by the vehicles financed under this facility. This facility matures in January 2015. As of March 31, 2013, the Company had drawn $5.9 million of the available amount. Total other loans payable as of March 31, 2013 and December 31, 2012 amounted to $8.2 million and $7.7 million, respectively, with interest rates between 0.0% and 11.31%. Of the amounts outstanding, $3.2 million and $3.0 million were classified as short-term as of March 31, 2013 and December 31, 2012, respectively. The loans are secured by the financed property and equipment. The Company was in compliance with all debt covenants as of March 31, 2013.

Inventory Term Loan Facility

On March 8, 2012, the Company entered into a $58.5 million term loan facility with a syndicate of banks to finance the purchase of inventory. Interest on the borrowed funds bears interest at an annual rate of 3.75% plus LIBOR and is secured by the Company’s inventory. As of March 31, 2013, the interest rate for this facility was 3.95%. This facility matures in August 2013. Through March 31, 2013, the Company had borrowed an aggregate of $58.5 million under this facility, from which the Company paid $1.5 million as fees. Of the amounts borrowed, $8.5 million was outstanding as of March 31, 2013 and is included in the condensed consolidated balance sheets under current portion of long-term debt. The Company was in compliance with all debt covenants as of March 31, 2013.

Term Loan

On February 8, 2013, a subsidiary of the Company entered into an agreement with a bank for a term loan of $10 million. The loan proceeds were used to finance the Company’s acquisition of a fund investor’s interests in three of the Company’s financing funds. The loan bears interest at an annual rate equal to the lower of (i) the sum of LIBOR plus 3.25% and (ii) an interest rate cap of 6.50%. As of March 31, 2013, the interest rate for the loan was 3.45%. The loan is secured by the assets of certain of the Company’s subsidiaries and is nonrecourse to the Company’s other assets. The loan matures on January 31, 2015. Through March 31, 2013, the Company had borrowed an aggregate of $8.9 million of which, $6.9 million is included in the condensed consolidated balance sheets under long-term debt, net of current portion, as of March 31, 2013. The Company was in compliance with all debt covenants as of March 31, 2013.

5. Borrowings Under Bank Lines of Credit

Credit Facility for SolarStrong

On November 21, 2011, a subsidiary of the Company and a bank entered into a credit agreement, whereby the bank would provide this subsidiary with a credit facility for up to $350 million. This facility would be used to partially fund the Company’s SolarStrong initiative and will be non-recourse to the other assets of the Company. The SolarStrong initiative is a five-year plan to build solar power projects for privatized U.S. military housing communities across the country. The credit facility will be drawn down in tranches as defined in the credit facility agreement, with the interest rates to be determined as the amounts are drawn down. The credit facility will be collateralized by assets of the SolarStrong initiative. As of March 31, 2013, the Company’s subsidiary had borrowed $2.7 million of which $2.6 million is included in the condensed consolidated balance sheets under long-term debt, net of current portion, as of March 31, 2013. The debt principal and interest are payable in semi-annual installments over a 20-year term ending in 2032 and bears interest rates between 6.78% and of 7.27%. The Company was in compliance with all debt covenants as of March 31, 2013.

Revolving Credit Facility

In September 2012, the Company entered into a revolving credit agreement with a syndicate of banks to obtain funding for working capital, letters of credit, and general corporate needs. This revolving credit agreement has a $75.0 million committed facility, of which $70.0 million was initially available pursuant to the facility’s terms. The borrowed funds bear interest, which is payable monthly, at a rate of 3.875% plus LIBOR or, at the Company’s option, at a rate equal to 2.875% plus the higher of the federal funds rate plus 0.5%, or Bank of America’s published “prime rate,” or LIBOR plus 1%. The fee for letters of credit is 3.875% per annum, and the fee for undrawn commitments is 0.375% per annum. The facility is secured by certain of the Company’s machinery and equipment, accounts receivables, inventory, and other assets, excluding certain inventory pledged to other lenders. The facility matures and is payable in full in September 2014, at which date it may be extended by an additional year if the Company satisfies certain financial conditions. As of March 31, 2013, $72.4 million, net of lender fees, was borrowed and outstanding under this revolving credit agreement The outstanding balance is included under long-term debt. The Company was in compliance with all debt covenants as of March 31, 2013.

6. VIE Arrangements

Since 2008, wholly owned subsidiaries of the Company and fund investors formed and contributed cash or assets to various solar financing funds and entered into related agreements. As of March 31, 2013, the VIE investors had contributed $616.9 million into the VIEs.

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

As the primary beneficiary of these VIEs, the Company consolidates in its financial statements the financial position, results of operations, and cash flows of these funds, and all intercompany balances and transactions between the Company and the financing funds are eliminated in the condensed consolidated financial statements.

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

Pursuant to management services, maintenance, and warranty arrangements, the Company has been contracted to provide services such as warranty support, accounting, lease servicing, and performance reporting. In some instances the Company has guaranteed payments to the fund investors as specified in the contractual agreements. The funds’ creditors have no recourse to the general credit of the Company or to that of other funds. As of March 31, 2013, the assets of one of the VIEs with a carrying value of $20.3 million have been pledged as collateral for the VIE’s borrowings under the SolarStrong facility. None of the assets of the other VIEs have been pledged as collateral for the VIEs’ obligations.

The Company has aggregated the financial information of the financing funds in the table below. The aggregate carrying value of these funds’ assets and liabilities (after elimination of intercompany transactions and balances) in the Company’s condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012, are as follows (in thousands):

	March 31,	December 31,
	2013	2012
Assets
Current assets
Cash and cash equivalents	$11,235	$16,065
Restricted cash, short term	210	167
Accounts receivable, net	2,431	1,681
Prepaid expenses and other assets	8,546	2,603
Rebates receivable	8,876	8,985

Total current assets	31,298	29,501
Solar energy systems, leased and to be leased, net	480,618	530,230
Deferred lease asset	1,758	2,800

Total assets	$513,674	$562,531

Liabilities
Current liabilities
Accounts payable	$—	$9
Customer deposits	4,870	4,162
Distributions payable to noncontrolling interests	19,435	12,028
Current portion of deferred U.S. Treasury grants income	5,907	6,710
Current portion of deferred revenue	8,829	11,324
Accrued and other liabilities	442	938
Current portion of bank borrowings	131	131

Total current liabilities	39,614	35,302
Bank borrowings, net of current portion	2,585	2,585
Deferred revenue, net of current portion	136,577	160,093
Deferred U.S. Treasury grant income, net of current portion	162,632	184,470

Total liabilities	$341,408	$382,450

7. Equity

Changes in total stockholder’s equity and noncontrolling interests in the three months ended March 31, 2013 was as follows:

	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2012	$214,320	$100,607	$314,927
Issuance of common stock upon exercise of stock options for cash	514	—	514
Contributions from noncontrolling interests	—	74,578	74,578
Stock-based compensation expense	3,722	—	3,722
Net (loss) income	(30,994)	2,839	(28,155)
Distributions to noncontrolling interests	—	(51,193)	(51,193)

Balance, March 31, 2013	$187,562	$126,831	$314,393

8. Stock Option Plans

Under the Company’s 2007 Stock Plan, the Company may grant options to purchase or directly issue incentive stock options and nonstatutory stock options, respectively, of common stock to employees, directors, and consultants. Incentive stock options may be granted at a price per share not less than 100% of the fair market value at date of grant. If the incentive stock option is granted to a 10% stockholder, then the purchase or exercise price per share shall not be less than 110% of the fair market value per share of common stock on the grant date. Nonstatutory stock options may be granted at a price per share not less than 100% of the fair market value at date of grant. Options granted are exercisable over a maximum term of 10 years from the date of grant and generally vest over a period of four years.

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

A summary of stock option activity for the three months ended March 31, 2013 is as follows (in thousands, except per share amounts):

	Common Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding – December 31, 2012	14,903	$4.80	7.67	$107,653
Granted (weighted-average fair value of $17.36)	586	17.36	—	—
Exercised	(371)	1.47	—	—
Canceled	(201)	8.01	—	—

Outstanding – March 31, 2013	14,917	$5.33	7.65	$202,138

Options vested and exercisable – March 31, 2013	7,871	$3.13	6.94	$123,994

Options vested and expected to vest – March 31, 2013	13,986	$5.10	7.58	$192,795

The aggregate intrinsic value of options exercised during the three months ended March 31, 2013 and 2012, was (in thousands) $4,935 and $1,046, respectively. The grant date fair market value of options that vested for the three months ended March 31, 2013 and 2012 was (in thousands) $6,116 and $2,527, respectively.

As of March 31, 2013 there was approximately $32.4 million of total unrecognized stock-based compensation expense, net of estimated forfeitures related to nonvested stock options, which are expected to be recognized over the weighted average period of 2.55 years.

Under ASC 718, the Company estimates the fair value of stock options granted on each grant date using the Black-Scholes option valuation model and applies the straight-line method of expense attribution. The fair values were estimated on each grant date for the three months ended March 31, 2013 and 2012, with the following weighted-average assumptions:

	March 31,
	2013	2012
Dividend yield	0%	0%
Annual risk-free rate of return	1.04%	1.15%
Expected volatility	96.4%	87.52%
Expected term (years)	6.39	6.08

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

The amount of stock-based compensation expense recognized during the three months ended March 31, 2013 and 2012 was (in thousands) $3,722 and $2,091, respectively. The Company capitalized costs of (in thousands) $1,196 and $573, for the three months ended March 31, 2013 and 2012, respectively, as a component of work-in-progress, within solar energy systems leased to customers and solar energy systems held for lease to customers.

This expense was included in cost of revenue and in operating expenses as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Cost of revenue	$177	$48
Sales and marketing	590	194
General and administrative	1,759	1,276

9. Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based upon the difference between the condensed consolidated financial statement carrying amounts and the tax basis of assets and liabilities and are measured using the enacted tax rate expected to apply to taxable income in the years in which the differences are expected to be reversed.

The income tax expense for the three months ended March 31, 2013 and 2012 were determined based on the Company’s estimated consolidated effective income tax rates of negative 0.37% and 0.13%, respectively. The differences between the estimated consolidated effective income tax rate and the U.S. federal statutory rate were primarily attributable to a valuation allowance and the current amortization of the prepaid income taxes due to inter-company sales held within the consolidated group.

As part of the assets monetization strategy, the Company has agreements to sell solar energy systems to the solar financing fund joint ventures. The gain on the sale of the assets has been eliminated in the condensed consolidated financial statements. These transactions are treated as inter-company sales and as such, tax is not recognized on the sale until the Company no longer benefits from the underlying asset. Since the systems remain within the consolidated group, the tax expense incurred related to these sales is being deferred and amortized over the estimated useful life of the underlying systems which has been estimated to be 30 years. The deferral of the tax expense results in recording of a prepaid tax expense that is included in the condensed consolidated balance sheets as other assets. As of March 31, 2013 and December 31, 2012, the Company recorded a long-term prepaid tax expense of $2.0 million and $2.0 million, respectively, net of amortization. The amortization of the prepaid tax expense in each period makes up the major component of the tax expense.

Uncertain Tax Positions

The Company is subject to taxation and files income tax returns in the U.S., various state, local, and foreign jurisdictions. Due to the Company’s net losses, substantially all of its federal, state, local, and foreign income tax returns since inception are still subject to audit.

10. Related Party Transactions

The Company’s operations for the three months ended March 31, 2013 and 2012 included the following related party transactions (in thousands):

	Three Months Ended March 31,
	2013	2012
Net Revenue, Systems:
Solar energy systems sales to related parties	$17	$125

Related party balances as of March 31, 2013 and December 31, 2012 comprised of (in thousands):

	March 31,	December 31,
	2013	2012
Due from a related party (included in accounts receivable)	$664	$932

11. Commitments and Contingencies

Noncancelable Operating Leases

The Company leases office and warehouse facilities under noncancelable operating leases primarily for its United States based warehouse locations. In addition, the Company leases equipment under noncancelable operating leases.

Indemnification and Guaranteed Returns

The Company is contractually committed to compensate certain fund investors for any losses that they may suffer in certain limited circumstances resulting from reductions in tax credits or U.S. Treasury grants due to changes in the tax bases submitted. The Company has recognized in the condensed consolidated financial statements as of March 31, 2013, including the amounts mentioned in Note 13, Subsequent Events, the potential exposure from this obligation based on all the information available, including guidelines from the U.S. Treasury Department on solar energy system valuations for purposes of U.S. Treasury grant payments. The Company believes that any other payments to its fund investors arising from this obligation are not probable based on the facts currently known.

The Company is contractually required to make payments to one fund investor to ensure the fund investor achieves a specified minimum internal rate of return. The fund investor has already received a significant portion of the projected economic benefits from U.S. Treasury grant distributions and tax depreciation benefits. The contractual provisions of this financing fund state that the financing fund has an indefinite term unless the members agree to dissolve the financing fund. Based on the Company’s current financial projections regarding the amount and timing of future distributions to the fund investor, the Company does not expect to make any payments as a result of this guarantee and has not accrued any liabilities related to this guarantee. The amount of potential future payments under this guarantee is dependent on the amount and timing of future distributions to the fund investor and future tax benefits that accrue to the fund investor. Due to uncertainties surrounding estimating the amounts of these factors, the Company is unable to estimate the maximum potential payments under this guarantee. As of March 31, 2013, the fund investor had achieved its annual minimum internal rate of return as determined in accordance with the contractual provisions of the financing fund.

12. Basic and Diluted Net Income (Loss) Per Share

The following table sets for the computation of the Company’s basic and diluted net income (loss) per share during the three months ended March 31, 2013 and 2012 (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2013	2012
Net (loss) income attributable to stockholders	$(30,994)	$2,756
Noncumulative dividends on convertible redeemable preferred stock(1)	—	(433)
Undistributed earnings allocated to convertible redeemable preferred stockholders(2)	—	(1,870)

Net (loss) income attributable to common stockholders, basic	$(30,994)	$453

Adjustment to undistributed earnings allocated to convertible redeemable preferred stockholders(3)	—	203

Net (loss) income attributable to common stockholders, diluted	$(30,994)	$656

Weighted average shares used to compute net (loss) income per share attributable to common stockholders, basic	75,186,430	10,503,931
Dilutive effect of common stock options	—	6,572,786

Weighted average shares used to compute net (loss) income per share attributable to common stockholders, diluted	75,186,430	17,076,717

Net (loss) income per share attributable to common stockholders, basic	$(0.41)	$0.04

Net (loss) income per share attributable to common stockholders, diluted	$(0.41)	$0.04

(1)	Noncumulative dividends payable on convertible redeemable preferred stock represents a $0.01 noncumulative preferred dividend that would be payable to convertible redeemable preferred stockholders prior to any other allocations to preferred and common stockholders if all the earnings for each period were distributed.
(2)	Undistributed earnings allocated to convertible redeemable preferred stockholders represents the share of available undistributed earnings as adjusted for noncumulative preferred dividends that would be allocated to convertible redeemable preferred stockholders on an as-converted basis.
(3)	Adjustment to undistributed earnings allocated to convertible redeemable preferred stockholders represents the impact of reallocation of undistributed earnings allocated to convertible redeemable preferred stockholders, as described in (2) above, to reflect the potential impact of dilutive securities.

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2013	2012
Convertible redeemable preferred stock	—	45,280,032
Preferred stock warrants and common stock warrants	1,485,010	1,816,650
Common stock options	14,719,365	2,903,793
Restricted stock units	16,991	—

13. Subsequent Events

Financing Funds

In April 2013, the Company and a fund investor amended the contractual terms of an existing financing fund to increase the available funding by $75 million. In May 2013, the Company and a new fund investor formed a new financing fund into which the fund investor will contribute up to $100 million.

Warrant Exercise

On May 8, 2013, a fund investor exercised its warrants to purchase 1,485,010 shares of the Company’s common stock for $8.0 million. As a result of the exercise, the fund investor holds greater than 1% of the Company’s outstanding common stock.

U.S. Treasury Grant Adjustment

The Company and its fund investors claim U.S. Treasury grants in amounts based on the fair market value of its solar energy systems. Although the Company has obtained independent appraisals to support the fair market values it reports for claiming U.S. Treasury grants, the U.S. Treasury Department can review these fair market values. On April 5, 2013, the U.S. Treasury Department notified one of the Company’s financing funds that it had established a new guideline fair market value of $3.50 per watt for commercial solar energy systems. Prior to this change, the Company had received U.S. Treasury grant amounts based on a fair market value of $4.75 per watt for its commercial solar energy systems. As a result, the Company is obligated to reimburse the fund investor for the shortfall in anticipated U.S. Treasury grants. The Company has estimated that if this new guideline fair market value is applied to all of its financing funds, then based on the amounts received from its fund investors as of March 31, 2013, the Company would be obligated to reimburse its fund investors $6.4 million. This amount is reflected in the condensed consolidated financial statements as of March 31, 2013.

Amendments to Contractual Provisions of a Financing Fund

In April 2013, the Company and an investor in one of its financing funds amended the contractual provisions of a specific fund to eliminate certain limitations on reallocations of tax income and loss items to the members’ tax capital accounts. The terms of the amendment were finalized in April, 2013. The Company considers the events giving rise to this amendment to have occurred after the balance sheet date given all discussions were conducted and concluded after the balance sheet date. Accordingly, the Company has not recognized the impact of this amendment in its condensed consolidated financial statement as of March 31, 2013. Had the effect of the amendment been adopted in the financial statements as of March 31, 2013, the Company would have reported an additional income allocation to noncontrolling interests of $26.9 million, and a corresponding loss allocation to the Company stockholders in the condensed consolidated statement of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes to those statements included elsewhere in this quarterly report on Form 10-Q and with our annual report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 27, 2013. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” and elsewhere in this quarterly report on Form 10-Q.

Overview

We integrate the sales, engineering, installation, monitoring, maintenance and financing of our distributed solar energy systems with our energy efficiency products and services. This allows us to offer long-term energy solutions to residential, commercial and government customers. Our customers buy renewable energy from us for less than they currently pay for electricity from utilities with little to no up-front cost. Our long-term contractual arrangements typically generate recurring customer payments and enable our customers to have insight into their future electricity costs and to minimize their exposure to rising retail electricity rates. Our customer relationships also position us to continue to grow our business through energy efficiency products and services offerings including energy efficiency services, energy storage solutions and electric vehicle charging stations.

We offer our customers the option to either purchase and own solar energy systems or to purchase the energy that our solar energy systems produce through various financed arrangements. These financed arrangements include long-term contracts that we structure as leases and power purchase agreements. In both financed structures, we install our solar energy system at our customer’s premises and charge the customer a monthly fee for the power that our system produces. In the lease structure, this monthly payment is fixed with a production guarantee. In the power purchase agreement structure, we charge customers a fee per kWh based on the amount of electricity the solar energy system actually produces. The leases and power purchase agreements are typically for 20 years, and generally when there is no upfront fee the specified fees are subject to annual escalations.

Our solar energy systems serve as a gateway for us to perform energy efficiency evaluations and facilitate energy efficiency upgrades for our residential customers. During an energy efficiency evaluation, we capture, catalog and analyze all of the energy loads in the home to specifically identify the most valuable and actionable solutions to lower energy cost. We then offer to facilitate the appropriate upgrades to improve the home’s energy efficiency. We offer our energy efficiency evaluations and services to our solar energy systems customers and on a stand-alone basis.

Through the first quarter of 2013, we typically acted as a general contractor and performed energy efficiency upgrades for our customers following energy efficiency evaluations and recommendations. Our current plan is to implement a new sales approach of facilitating energy efficiency upgrades through trusted third-party vendors and to transition from performing these upgrades ourselves. We will continue to perform energy efficiency evaluations for our customers and to provide recommendations for upgrades to improve energy efficiency and home comfort. Once we complete these evaluations, we will offer to provide a list of preferred vendors to the customers and introduce the customers to the third-party vendors who will perform the upgrades. In exchange for providing the introduction to the customer, the preferred vendors will pay us a referral fee. By the end of the third quarter of 2013, our goal is to have fully transitioned to this new approach to our energy efficiency business.

Initially, we only offered our solar energy systems on an outright purchase basis. In mid-2008, we began offering leases and power purchase agreements. Our ability to offer leases and power purchase agreements depends in part on our ability to finance the installation of the solar energy systems by monetizing the resulting customer receivables and related investment tax credits, accelerated tax depreciation and other incentives. Currently, the majority of our residential energy customers enter into leasing arrangements, and the majority of our commercial customers and government organizations enter into power purchase agreements. We expect customers to continue to favor leases and power purchase agreements.

We compete mainly with the retail electricity rate charged by the utilities in the markets we serve, and our strategy is to price the energy we sell below that rate. As a result, the price our customers pay to buy energy from us varies depending on the state where the customer is located and the local utility. The price we charge also depends on customer price sensitivity, the need to offer a compelling financial benefit and the price other solar energy companies charge in the region. Our commercial rates in a given region are also typically lower than our residential rates in that region because utilities’ commercial retail rates are generally lower than their residential retail rates.

We generally recognize revenue from solar energy systems sold to our customers when we install the solar energy system and it passes inspection by the utility or the authority having jurisdiction. We account for our leases and power purchase agreements as operating leases. We recognize the revenue these arrangements generate on a straight-line basis over the term for leases, and as we generate and deliver energy for power purchase agreements. We recognize revenue from our energy efficiency business when we complete the services. Substantially all of our revenue is attributable to customers located in the United States.

In the first quarter of 2013, we began monetizing certain government incentives in the form of investment tax credits, or ITCs, under lease pass-through structures by assigning the credits to investors in exchange for upfront cash payments. We initially record the amounts we receive from the investors for the ITCs as deferred revenue, which is subsequently recognized as revenue over a five-year period. As the U.S. Department of Treasury Section 1603 grant program winds down, we expect to increasingly place in service solar energy systems under the ITCs program.

The amount of operating lease revenue that we recognize in a given period is dependent in part on the amount of energy generated by solar energy systems under power purchase agreements and by systems with energy output performance incentives, which in turn are dependent in part on the amount of sunlight. As a result, operating lease revenue has in the past been impacted by seasonally shorter daylight hours in winter months. As the relative percentage of our revenue attributable to power purchase agreements or performance-based incentives increases, this seasonality may become more significant.

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

Component materials, third-party appliances, and direct labor comprise the substantial majority of the costs of our solar energy systems and energy efficiency products and services. Under U.S. generally accepted accounting principles, or GAAP, the cost of revenue from our leases and power purchase agreements are primarily comprised of the depreciation of the cost of the solar energy systems, which are depreciated over the estimated useful life of 30 years, and the amortization of initial direct costs, which are amortized over the term of the lease or power purchase agreement, which is typically 20 years.

Our outstanding common stock warrants are classified as a component of additional paid-in capital on our condensed consolidated balance sheet and, accordingly, are not subject to remeasurement to fair value at each reporting date.

We have structured different types of financing funds to implement our asset monetization strategy. One such structure is a joint venture structure where we and our fund investors both contribute funds or assets into the joint venture. Under GAAP, we are required to present the impact of a hypothetical liquidation of these joint ventures on our condensed consolidated statement of operations. Therefore, after we determine our consolidated net income (loss) for a given period, we are required to allocate a portion of our consolidated net income (loss) to the fund investors in our joint ventures (referred to as the “noncontrolling interests” in our condensed consolidated financial statements) and allocate the remainder of the consolidated net income (loss) to our stockholders. These income or loss allocations, reflected on our condensed consolidated statement of operations, can have a significant impact on our reported results of operations. For example, for the three months ended March 31, 2013 and 2012, our consolidated net loss was $28.2 million and $27.1 million, respectively. However, after applying the required allocations to arrive at the consolidated net loss attributable to our stockholders, the result was a loss of $31.0 million and income of $2.8 million for the three months ended March 31, 2013 and 2012, respectively.

Financing Funds

Our lease and power purchase agreements create investment tax credits, accelerated tax depreciation deductions and other incentives. Our operating strategy is to monetize these attributes or ‘assets’ to generate income. Through this monetization process, we are able to share the economic benefits generated by the solar energy system with our customers by lowering the price they pay for energy. Historically, we have monetized the assets created by substantially all of our leases and power purchase agreements via financing funds we have formed with fund investors. Depending on the structure of the fund, we may contribute or sell solar energy systems to the fund and assign certain of the tax attributes and other incentives associated with the solar energy systems to the investors and in return we receive upfront cash payments from investors.

We also enter into arrangements which allow us to borrow against the future recurring customer payments under the solar system leases and power purchase agreements. Through the financing funds, we are able to retain the residual value in leases and the solar energy systems themselves. We use the cash received from the investors to cover our operating and capital costs including the variable and fixed costs associated with installing the related solar energy systems. Because these recurring customer payments are from individuals or commercial businesses with high credit scores, and because electricity is a necessity, our fund investors perceive these as high-quality assets with a relatively low loss rate. We invest any excess cash in the growth of our business.

Joint Ventures. Under joint venture structures, we and our fund investors contribute funds into a joint venture. Then, the joint venture acquires solar energy systems from us and leases the solar energy systems to customers. Prior to the fund investor receiving its contractual rate of return or for a time period specified in the contractual arrangements, the fund investors receive substantially all of the value attributable to the long-term recurring customer payments, investment tax credits, accelerated tax depreciation and, in some cases, other incentives. After the fund investor receives its contractual rate of return or after the specified time period, we receive substantially all of the value attributable to the long-term recurring customer payments and the other incentives.

We have determined that we are the primary beneficiary in these joint venture structures. Accordingly, we consolidate the assets and liabilities and operating results of these joint ventures, including the solar energy systems and operating lease revenue, in our condensed consolidated financial statements. We recognize the fund investors’ share of the net assets of the joint ventures as noncontrolling interests in subsidiaries in our condensed consolidated balance sheet. We recognize the amounts that are contractually payable to these investors in each period as distributions to noncontrolling interests in our condensed consolidated statement of equity. Our condensed consolidated statement of cash flows reflects cash received from these fund investors as proceeds from investments by noncontrolling interests in subsidiaries. Our condensed consolidated statement of cash flows also reflects cash paid to these fund investors as distributions paid to noncontrolling interests in subsidiaries. We reflect any unpaid distributions to these fund investors as distributions payable to noncontrolling interests in subsidiaries in our condensed consolidated balance sheet.

Lease Pass-Through. Under lease pass-through structures, we lease solar energy systems to fund investors under a master lease agreement, and these investors in turn sublease the solar energy systems to customers. We receive all of the value attributable to the accelerated tax depreciation and some or all of the value attributable to the other incentives. We assign to the fund investors the value attributable to the investment tax credits and, for the duration of the master lease term, the long-term recurring customer payments. The investors typically make significant upfront cash payments which we classify and allocate between the right to the investment tax credits, which is a monetization activity, where applicable, and the future customer lease payments and other benefits assigned to the investor, which are recorded as a financing obligation. After the master lease term expires we receive the customer payments, if any. We record the solar energy systems on our condensed consolidated balance sheet as a component of solar energy systems, leased and to be leased—net. We record the amounts allocated to the investment tax credits as deferred revenue on our condensed consolidated balance sheet as the associated assets are placed in service. We then recognize the deferred revenue in the condensed consolidated statement of operations as revenue over five years, which is the period over which the assets have to be in service to earn the investment tax credits in full. We record the amount allocated to the customer payments as lease pass-through financing obligations on our condensed consolidated balance sheet and subsequently reduce these obligations by the amounts received by the fund investors from U.S. Treasury Department grants, customer payments and the associated incentive rebates. We in turn recognize the incentive rebates and customer payments as revenue over the customer lease term and amortize U.S. Treasury Department grants as a reduction to depreciation of the associated solar energy systems over the estimated life of these systems.

Sale-Leaseback. Under sale-leaseback structures, we generate cash through the sale of solar energy systems to our fund investors, and we then lease these systems back from the investors and sublease them to our customers. For the duration of the lease term, we may, for some of the structures, receive the value attributable to the incentives and the long-term recurring customer payments, and we make leaseback payments to the fund investors. The fund investors receive the customer payments after the lease term. They also receive the value attributable to the investment tax credits, accelerated depreciation and other incentives. At the end of the lease term, we have an option to purchase the solar energy systems from the fund investors. Typically, our customers make monthly lease payments that we recognize as revenue over the term of the subleases on a straight-line basis. Depending on the design, size and construction of the individual systems and the leaseback terms, we may recognize a portion of the revenue from the sale of the systems or we may treat the cash received from the sale as financing received from the fund investors and reflect the cash received as a sale-leaseback financing obligation on our condensed consolidated balance sheet.

Key Operating Metrics

We regularly review a number of metrics, including the following key operating metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

Customers

We track the number of residential, commercial and government customers for whom we have installed or contracted to install a solar energy system, or performed or contracted to perform an energy efficiency evaluation or other energy efficiency services. We believe that the relationship we establish with building owners, together with the energy-related information we obtain about the buildings, position us to provide the owners with additional solutions to further lower their energy costs. Our total number of customers increased 14% to 57,416 as of March 31, 2013 from 50,532 as of December 31, 2012.

Energy Contracts

We define an energy contract as a residential, commercial or government lease or power purchase agreement pursuant to which consumers use or will use energy generated by a solar energy system that we have installed or are contracted to install. For landlord-tenant structures, such as the Davis-Monthan Air Force Base, in which we contract with the landlord or development company, we maintain a direct relationship with the individual tenants and include each residence as an individual contract. For commercial customers with multiple locations, each location is deemed an individual contract if we maintain a separate contract for that location. For example, we view each Walmart store as an individual contract as we maintain a contractual relationship with each individual store and have a direct relationship with each store manager. We track the number of energy contracts as of the end of a given period as an indicator of our historical growth and as an indicator of our rate of growth from period to period.

The following table sets forth our cumulative energy contracts as of the dates presented:

	March 31, 2013	December 31, 2012
Cumulative energy contracts	46,843	40,456

Megawatts Deployed and Cumulative Megawatts Deployed

We track the electricity-generating production capacity of our solar energy systems as measured in megawatts. Because the size of our solar energy systems varies greatly, we believe that tracking the aggregate megawatt production capacity of the systems is an indicator of the growth rate of our solar energy system business. We track the megawatts deployed in a given period as an indicator of asset growth in the period. We track cumulative megawatts deployed as of the end of a given period as an indicator of our historical growth and our future opportunity to provide customers with additional solutions to further lower their energy costs.

Megawatts deployed represents the aggregate megawatt production capacity of our solar energy systems that have had all required inspections completed during the applicable period. Cumulative megawatts deployed represents the aggregate megawatt production capacity of operating solar energy systems subject to leases and power purchase agreements and solar energy systems we have sold to customers. Until we have begun the design process, the customer may terminate these contracts with little or no penalty.

The following table sets forth the megawatt production capacity of solar energy systems we have deployed during the period presented and the cumulative megawatts deployed as of the end of each period presented:

	Three Months Ended March 31,
	2013	2012
Megawatts deployed	46	41
Cumulative megawatts deployed	333	287

Nominal Contracted Payments

Our leases and power purchase agreements create long-term recurring customer payments. We use a portion of the value created by these contracts, which we refer to as “nominal contracted payments,” together with the value attributable to investment tax credits, accelerated depreciation, solar renewable energy credits, performance-based incentives, state tax benefits and rebates to cover the fixed and variable costs associated with installing solar energy systems.

We track the nominal contracted payments of our leases and power purchase agreements entered into as of specified dates. Nominal contracted payments equal the sum of the cash payments that the customer is obligated to pay over the term of the agreement. When calculating nominal contracted payments, we only include those leases and power purchase agreements that have been signed. For a lease, we include the monthly fee and the upfront fee as set forth in the lease. As an example, the nominal contracted payments for a 20-year lease with monthly payments of $200 and an upfront payment of $5,000 is $53,000. For a power purchase agreement, we multiply the contract price per kWh by the estimated annual energy output of the associated solar energy system to determine the nominal contracted payments. The nominal contracted payments of a particular lease or power purchase agreement decline as the payments are received by us or a fund investor. Aggregate nominal contracted payments include leases and power purchase agreements that we have contributed to financing funds. Currently, fund investors have contractual rights to a portion of these nominal contracted payments.

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

The following table sets forth, with respect to our leases and power purchase agreements, the estimated aggregate nominal contracted payments remaining as of the dates presented:

	March 31, 2013	December 31, 2012
	(in thousands)
Estimated aggregate nominal contracted payments remaining	$1,222,000	$1,109,000	(1)

(1)	Amount as of December 31, 2012 is presented as corrected from amount previously reported.

In addition to the nominal contracted payments, our leases and power purchase agreements provide us with a significant post-contract renewal opportunity. Because our solar energy systems have an estimated life of 30 years, they will continue to have a useful life after the 20-year term of the lease or power purchase agreement. At the end of the original contract term, we intend to offer our customers renewal contracts. The solar energy systems will already be installed on the customer’s building, which will facilitate the customer’s acceptance of our renewal offer and will result in limited additional costs to us.

Backlog

We define backlog as the aggregate megawatt capacity of our solar energy systems not yet deployed as of the date specified pursuant to energy contracts and contracts for solar energy system direct sales executed as of such date. Backlog includes contracts that our customers may seek to cancel, contracts that we may choose to deactivate due to customer inactivity and contracts that are subject to contingencies outside of our control or our customers’ control. As a result, backlog is not necessarily an accurate indicator of our future business activity or financial results and is just one factor among many that we track in managing the growth of our business. As of May 8, 2013, our backlog was 195 MW.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2013 from those disclosed in our annual report on Form 10-K for the year ended December 31, 2012 other than those associated with investment tax credits noted below:

Deferred Investment Tax Credits Revenue

Our solar energy systems are eligible for investment tax credits, or ITCs, that accrue to eligible property under the Internal Revenue Code. We are able to assign these ITCs to investors who can utilize them in return for cash payments made through various funding arrangements formed by us.

For lease pass-through structures, we monetize the ITCs by assigning the ITCs associated with the systems leased to the investor under the master lease agreement. In addition, future customer lease payments are assigned to the investors in return for a cash consideration. We allocate a portion of the aggregate payments received from the investor to the estimated fair value of the assigned ITCs. The estimated fair value of the ITCs is determined by discounting the estimated cash flows impacts of the ITCs using an appropriate discount rate that reflects a market interest rate.

We guarantee our fund investors that in the event of a subsequent recapture of the ITCs by the taxing authority due to our noncompliance with the applicable ITC guidelines we would compensate the investor for any recaptured credits. We have concluded that the likelihood of a recapture event is remote and consequently have not recorded any liability in the condensed consolidated financial statements for any potential recapture exposure. The amount allocated to the ITCs is initially recorded as deferred revenue on the condensed consolidated balance sheet and is subsequently recognized in the condensed consolidated statement of operations as revenue over the five year period over which the assets have to be in service to earn the tax credits in full that commences on the date that the associated solar energy system is placed in service.

Results of Operations

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated.

	Three Months Ended March 31,
	2013	2012
	(in thousands, except share and per share data)
Revenue:
Operating leases	$15,089	$8,139
Solar energy systems sales	14,899	16,702

Total revenue	29,988	24,841
Cost of revenue:
Operating leases	5,503	2,582
Solar energy systems	11,789	12,125

Total cost of revenue	17,292	14,707

Gross profit	12,696	10,134
Operating expenses:
Sales and marketing	17,879	16,131
General and administrative	16,618	8,562

Total operating expenses	34,497	24,693

Loss from operations	(21,801)	(14,559)
Interest expense, net	6,319	3,494
Other expenses, net	140	8,974

Loss before income taxes	(28,260)	(27,027)
Income tax benefit (provision)	105	(35)

Net loss	(28,155)	(27,062)
Net income (loss) attributable to noncontrolling interests	2,839	(29,818)

Net (loss) income attributable to stockholders	$(30,994)	$2,756

Net (loss) income per share attributable to common stockholders:
Basic	$(0.41)	$0.04

Diluted	$(0.41)	$0.04

Weighted average common shares outstanding:
Basic	75,186,430	10,503,931

Diluted	75,186,430	17,076,717

Revenue

	Three Months Ended March 31,		Change
(Dollars in thousands)	2013	2012	$	%
Operating leases	$15,089	$8,139	$6,950	85%
Solar energy systems sales	14,899	16,702	(1,803)	(11)%

Total revenue	$29,988	$24,841	$5,147	21%

Total revenue increased by $5.1 million, or 21%, for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

Operating leases revenue increased by $7.0 million, or 85%, for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. This increase was attributable to an increased number of solar energy systems under leases and power purchase agreements that are in service, the aggregate of which increased by 147% for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. This significant growth was attributable to our continued success in the installation and operation of solar energy systems under lease and power purchase agreements in new and existing markets. The rate growth in revenue was however lower than the rate of growth in solar energy systems deployed due to a higher percentage of systems under power purchase agreements, which generally generate lower revenues during the winter periods compared to leases which generate constant revenues over time. Operating leases revenue for the three months ended March 31, 2013 included $5.3 million attributable to rebates and incentives, representing an increase of $2.0 million compared to the three months ended March 31, 2012.

Revenue from sales of solar energy systems decreased by $1.8 million, or 11%, for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. This decrease was primarily due to a $5.2 million decrease in revenue from long-term solar energy system sales contracts, a $3.7 million decrease in revenue from sales to a specific commercial customer, a $2.9 million decrease in large commercial solar energy system sales, and a $0.5 million decrease in residential solar energy system sales for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. These decreases partially resulted from a lower average sales price of solar energy systems sold due to a decrease in the cost of solar energy system components that in turn led to a downward impact on the competitive market price of solar energy systems sold. We expect that the continuing decline in the cost of solar energy system components will continue to similarly impact our average sales price. These decreases were offset in part by an $8.5 million increase in revenue from sales of solar energy systems to the government and a $1.8 million increase in revenue from sales of energy efficiency products and services, to $2.9 million from $1.1 million, for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

Cost of Revenue, Gross Profit and Gross Profit Margin

	Three Months Ended March 31,		Change
(Dollars in thousands)	2013	2012	$	%
Operating leases	$5,503	$2,582	$2,921	113%
Gross profit of operating leases	9,586	5,557	4,029	73%
Gross profit margin of operating lease revenue	64%	68%
Solar energy systems	$11,789	$12,125	$(336)	(3)%
Gross profit of solar energy systems	3,110	4,577	(1,467)	(32)%
Gross profit margin of solar energy systems	21%	27%
Total cost of revenue	$17,292	$14,707	$2,585	18%
Total gross profit	12,696	10,134	2,562	25%
Total gross profit margin	42%	41%

Cost of operating leases revenue increased by $2.9 million, or 113%, for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. This increase was primarily due to an increase in the aggregate number of solar energy systems placed under operating leases that were interconnected and being depreciated.

Cost of sales of solar energy systems decreased by $0.3 million, or 3%, for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. This decrease was due to decreased costs associated with the decline in sales of solar energy systems, offset in part by the declining cost of solar energy system components. The decrease in the gross profit margin from 27% to 21% was primarily due to lower margins on specific long term commercial projects delivered in the three-month period ended March 31, 2013.

Operating Expenses

	Three Months Ended March 31,		Change
(Dollars in thousands)	2013	2012	$	%
Sales and marketing expense	$17,879	$16,131	$1,748	11%
General and administrative expense	16,618	8,562	8,056	94%

Total operating expenses	$34,497	$24,693	$9,804	40%

Sales and marketing expense increased by $1.7 million, or 11%, for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. This increase was due to the increase in the number of personnel allocated to sales and marketing departments from 421 as of March 31, 2012 to 728 as of March 31, 2013. As a result of this growth in headcount, payroll costs increased by $4.5 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. This increase in payroll costs was partially offset by a $2.6 million decrease in broadcast advertising costs for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

General and administrative expense increased by $8.1 million, or 94%, for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. This increase was due to the increase in the number of personnel allocated to general and administrative departments from 186 as of March 31, 2012 to 302 as of March 31, 2013. As a result of this growth in headcount, payroll costs increased by $3.0 million and facilities costs increased by $0.6 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. In addition, the larger number of financing funds contributed to an increase in legal, audit and professional fees of $3.9 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

Other Income and Expenses

	Three Months Ended March 31,		Change
(Dollars in thousands)	2013	2012	$	%
Interest expense, net	$6,319	$3,494	$2,825	81%
Other expenses, net	140	8,974	(8,834)	(98)%

Total interest and other expenses, net	$6,459	$12,468	$(6,009)	(48)%

Interest expense, net, increased by $2.8 million, or 81%, for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. Interest expense, net, is comprised of imputed interest on financing obligations of $3.9 million and $2.1 million and interest on bank borrowings, net of interest income on cash balances, of $2.4 million and $1.4 million, each as of the three months ended March 31, 2013 and 2012, respectively. This increase was a result of higher balances of financing obligations and bank borrowings for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

Other expenses, net, decreased by $8.8 million, or 98%, for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. This decrease was primarily due to a change in value of the convertible redeemable preferred stock warrants as these warrants were converted to common stock warrants upon the closing of the Company’s initial public offering of its common stock in December 2012.

Net Income (Loss) Attributable to Noncontrolling Interests

	Three Months Ended March 31,		Change
(Dollars in thousands)	2013	2012	$	%
Net income (loss) attributable to noncontrolling interests	$2,839	$(29,818)	$32,657	110%

The net income attributable to noncontrolling interests in the three months ended March 31, 2013 was $2.8 million compared to a loss of $29.8 million in the three months ended March 31, 2012. The higher loss allocation in the three months ended March 31, 2012 was mainly due to sales of assets with significant excess of fair value over costs to a fund which does not have a guarantee of minimum value leading to significant loss allocations to the investor. The net income allocation to the noncontrolling interests in the three months ended March 31, 2013 is mainly due to offsetting of income allocated to investors in funds that are now fully funded and losses allocated to investors in funds to which we are still currently tranching assets.

Liquidity and Capital Resources

The following table summarizes our condensed consolidated cash flows:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Net cash provided by (used in) operating activities	$8,898	$(76,885)
Net cash used in investing activities	(140,576)	(86,831)
Net cash provided by financing activities	98,892	203,913

Net (decrease) increase in cash and cash equivalents	$(32,786)	$40,197

We finance our operations, including the costs of acquisition and installation of solar energy systems, mainly through a variety of financing fund arrangements that we have formed with fund investors, credit facilities from banks, and cash generated from our operations. As of March 31, 2013, we had $569.6 million of available commitments from our fund investors, including a $347.2 million financing fund structured as a debt facility, that would be available through our asset monetization strategy.

While we had a net loss for the three months ended March 31, 2013, we believe that our existing cash and cash equivalents, funds available under a secured credit facility and funds available in our existing financing funds that can be drawn down through our asset monetization strategy will be sufficient to meet our cash requirements for at least the next twelve months.

Operating Activities

In the three months ended March 31, 2013, we generated $8.9 million in net cash from operations. This cash inflow primarily resulted from an increase in deferred revenue of $34.1 million relating to upfront lease payments received from customers and solar energy system incentive rebate payments received from various state and local governments and deferred investment tax credits revenue, a decrease in inventories of $10.2 million, a decrease in accounts receivable of $6.1 million and a decrease in incentive rebates receivable of $1.2 million. This cash inflow was offset in part by an increase in prepaid expenses and other current assets of $10.8 million, a decrease in accrued and other liabilities of $7.7 million, a decrease in accounts payable of $5.5 million, and a net loss of $28.2 million, reduced by non-cash items such as depreciation and amortization of $7.5 million, stock-based compensation of $3.7 million and interest on lease pass-through obligations of $3.9 million and increased by a reduction in lease pass-through obligations of $5.5 million.

In the three months ended March 31, 2012, we utilized $76.9 million in net cash for operations. This cash outflow primarily resulted from a net loss of $27.1 million, reduced by non-cash items such as depreciation and amortization of $4.0 million, stock-based compensation of $2.1 million, interest on lease pass-through obligations of $1.9 million and changes in the fair values of mandatorily redeemable preferred stock warrants of $8.6 million and increased by a reduction in lease pass-through obligations of $3.9 million. This cash outflow also increased in part due to a decrease in accounts payable of $68.8 million as we paid our suppliers, an increase in accounts receivable of $25.2 million and an increase in inventories of $7.4 million. This cash outflow was offset in part by an increase in deferred revenue of $33.9 million related to lease payments received from customers and solar energy system incentive rebate payments received from various state and local governments and an increase in accrued and other liabilities of $7.9 million.

Investing Activities

Our investing activities consisted primarily of capital expenditures.

In the three months ended March 31, 2013, we used $140.6 million in investing activities. Of this amount, we used $138.2 million on the design, acquisition and installation of solar energy systems under operating leases with our customers and $2.4 million on the acquisition of vehicles, office equipment, leasehold improvements and furniture.

In the three months ended March 31, 2012, we used $86.8 million in investing activities. Of this amount, we used $83.5 million on the design, acquisition and installation of solar energy systems under operating leases with our customers and $3.4 million on the acquisition of vehicles, office equipment, leasehold improvements and furniture.

Financing Activities

In the three months ended March 31, 2013, we generated $98.9 million from financing activities. We received $15.4 million, net of fees, from long-term debt. We repaid $9.7 million of long-term debt and $0.8 million of our capital lease obligation. We received an additional $58.1 million from U.S. Treasury grants associated with our solar energy systems that we had leased to customers. We also received $4.6 million from fund investors in our lease pass-through financing funds and $74.6 million from fund investors in our joint ventures. We paid distributions to fund investors of $43.8 million.

In the three months ended March 31, 2012, we generated $203.9 million from financing activities. We received $80.9 million, net of transaction costs, from the issuance of convertible redeemable preferred stock. We received an additional $57.6 million from long-term debt and $19.4 million from our revolving line of credit. We repaid $0.4 million of long-term debt. We received $26.9 million from U.S. Treasury grants associated with our solar energy systems that we had leased to customers. We also received $59.2 million from fund investors in our lease pass-through financing funds and $3.5 million from fund investors in our joint ventures. We paid distributions to fund investors of $37.8 million.

Secured Credit Agreements and Investment Fund Commitments

There have been no material changes to our secured credit agreements and investment fund commitments during the three months ended March 31, 2013 from those disclosed in our annual report on Form 10-K for the year ended December 31, 2012 other than as noted under Liquidity and Capital Resources section above and as noted below.

In February 2013, one of our subsidiaries entered into an agreement with a bank for a term loan of $10.0 million. The loan proceeds were used to finance our acquisition of a fund investor’s interests in three of our financing funds. The loan bears interest at an annual rate equal to the lower of (i) the sum of LIBOR plus 3.25% and (ii) an interest rate cap of 6.50%. As of March 31, 2013, the interest rate for the loan was 3.45%. The loan is secured by the assets of certain of our subsidiaries and is nonrecourse to our other assets. The loan matures on January 31, 2015. As of March 31, 2013, we had $8.9 million outstanding under the loan and were in compliance with all debt covenants.

Off-Balance Sheet Arrangements

We include in our condensed consolidated financial statements all assets, liabilities and results of operations of financing fund arrangements that we have entered into. We have not entered into any other transactions that have generated unconsolidated entities, financial partnerships or special purpose entities. Accordingly, we do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 2 to our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our ongoing business operations. Our primary exposures include changes in interest rates because certain borrowings bear interest at floating rates based on LIBOR rate plus a specified margin. We manage our interest rate risk by balancing our amount of fixed-rate and floating-rate debt. For fixed-rate debt, interest rate changes do not affect our earnings or cash flows. Conversely, for floating-rate debt, interest rate changes generally impact our earnings and cash flows, assuming other factors are held constant.

Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and other operating expenses and reducing our funds available for capital investment, operations or other purposes. In addition, we must use a substantial portion of our cash flow to service debt, which may affect our ability to make future acquisitions or capital expenditures. A hypothetical 10% change in our interest rates would have changed interest incurred for the three months ended March 31, 2013 and 2012 by $0.2 million and $0.2 million, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2013, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a 15(d) and 15d 15(d) of the Exchange Act that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various legal proceedings that arise from the normal course of business activities. In addition, from time to time, third parties may assert intellectual property infringement, commercial, employment, business practices and other claims against us in the form of letters and other forms of communication. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our results of operations, prospects, cash flows, financial position and brand. See Part I, Item 3 of our annual report on Form 10-K for the year ended December 31, 2013 for a description of certain pending proceedings which did not materially change during the quarter ended March 31, 2013.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this quarterly report on Form 10-Q, including our condensed consolidated financial statements and related notes, before investing in our common stock. The risks and uncertainties described below are not the only ones we face. If any of the following risks occur, our business, financial condition, operating results, and prospects could be materially harmed. In that event, the price of our common stock could decline, and you could lose part or all of your investment.

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

Forty-three states and Washington, D.C. have a regulatory policy known as net energy metering, or net metering. Each of the states where we currently serve customers has adopted a net metering policy except for Texas, where certain individual utilities have adopted net metering or a policy similar to net metering. Net metering typically allows our customers to interconnect their on-site solar energy systems to the utility grid and offset their utility electricity purchases by receiving a bill credit at the utility’s retail rate for energy generated by their solar energy system in excess of electric load that is exported to the grid. At the end of the billing period, the customer simply pays for the net energy used or receives a credit at the retail rate if more energy is produced than consumed. Utilities operating in states without a net metering policy may receive solar electricity that is exported to the grid at times when there is no simultaneous energy demand by the customer to utilize the generation onsite without providing retail compensation to the customer for this generation. Our ability to sell solar energy systems or the electricity they generate may be adversely impacted by the failure to expand existing limits on the amount of net metering in states that have implemented it, the failure to adopt a net metering policy where it currently is not in place or the imposition of new charges that only or disproportionately impact customers that utilize net metering. Our ability to sell solar energy systems or the electricity they generate also may be adversely impacted by the unavailability of expedited or simplified interconnection for grid-tied solar energy systems or any limitation on the number of customer interconnections or amount of solar energy that utilities are required to allow in their service territory or some part of the grid.

Limits on net metering, interconnection of solar energy systems and other operational policies in key markets could limit the number of solar energy systems installed there. For example, California utilities are currently required to provide net metering to their customers until the total generating capacity of net metered systems exceeds 5% of the utilities’ “aggregate customer peak demand.” This cap on net metering in California was increased to 5% in 2010 as utilities neared the prior cap of 2.5%. If the current net metering caps in California, or other jurisdictions, are reached, future customers will be unable to recognize the current cost savings associated with net metering. We substantially rely on net metering when we establish competitive pricing for our prospective customers. The absence of net metering for new customers would greatly limit demand for our solar energy systems.

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

The federal government currently offers a 30% investment tax credit under Section 48(a)(3) of the Internal Revenue Code, or the Federal ITC, for the installation of certain solar power facilities until December 31, 2016. This credit is due to adjust to 10% in 2017. Solar energy systems that began construction prior to the end of 2011 were eligible to receive a 30% federal cash grant paid by the U.S. Treasury Department under section 1603 of the “American Recovery and Reinvestment Act of 2009,” or the U.S. Treasury grant, in lieu of the Federal ITC. Pursuant to the Budget Control Act of 2011, U.S. Treasury grants are subject to sequestration beginning in 2013. Specifically, U.S. Treasury grants made on or after March 1, 2013 through September 30, 2013 will be reduced by 8.7%, regardless of when the Treasury received the application. As a result, for all applications pending or to be submitted as of March 31, 2013, we expect to suffer grant shortfalls of approximately $10.4 million associated with our financing funds. The sequestration reduction rate is subject to change at the federal government’s fiscal year end of September 30, 2013. In addition, applicable authorities may adjust or decrease incentives from time to time or include provisions for minimum domestic content requirements or other requirements to qualify for these incentives.

Reductions in, or eliminations or expirations of, governmental incentives could adversely impact our results of operations and ability to compete in our industry by increasing our cost of capital, causing us to increase the prices of our energy and solar energy systems, and reducing the size of our addressable market. In addition, this would adversely impact our ability to attract investment partners and to form new financing funds and our ability to offer attractive financing to prospective customers. For the quarter ended March 31, 2013, more than 98% of new customers chose to enter into financed lease or power purchase agreements rather than buying a solar energy system for cash.

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

In July 2012, we and other companies with significant market share, and other companies related to the solar industry, received subpoenas from the U.S. Department of Treasury’s Office of the Inspector General to deliver certain documents in our respective possession. In particular, our subpoena requested, among other things, documents dated, created, revised or referred to since January 1, 2007 that relate to our applications for U.S. Treasury grants or communications with certain other solar development companies or certain firms that appraise solar energy property for U.S. Treasury grant application purposes. The Inspector General is working with the Civil Division of the U.S. Department of Justice to investigate the administration and implementation of the U.S. Treasury grant program, including possible misrepresentations concerning the fair market value of the solar power systems submitted for grant under that program made in grant applications by companies in the solar industry, including us. We intend to cooperate fully with the Inspector General and the Department of Justice. We are continuing to produce documents as requested by the Inspector General, and anticipate at least four months will be required to complete the gathering and production of such materials, and that the Inspector General will require at least another year to conclude its review of those materials.

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

We and our fund investors claim the Federal ITC or the U.S. Treasury grant in amounts based on the fair market value of our solar energy systems. We have obtained independent appraisals to support the fair market values we report for claiming Federal ITCs and U.S. Treasury grants. The Internal Revenue Service and the U.S. Treasury Department review these fair market values. With respect to U.S. Treasury grants, the U.S. Treasury Department reviews the reported fair market value in determining the amount initially awarded, and the Internal Revenue Service and the U.S. Treasury Department may also subsequently audit the fair market value and determine that amounts previously awarded must be repaid to the U.S. Treasury Department. Such audits of a small number of our financing funds are ongoing. With respect to Federal ITCs, the Internal Revenue Service may review the fair market value on audit and determine that the tax credits previously claimed must be reduced. If the fair market value is determined in either of these circumstances to be less than we reported, we may owe the fund or our fund investors an amount equal to this difference, plus any costs and expenses associated with a challenge to that valuation. We could also be subject to tax liabilities, including interest and penalties. As we previously disclosed in our Form 10-K dated March 27, 2013, from time to time the U.S. Treasury Department has determined in some instances to award us U.S. Treasury grants for our solar energy systems at a materially lower value than we had established in our appraisals and, as a result, we have been required to pay our fund investors a true-up payment or contribute additional assets to the associated financing funds. Subsequent to our 10-K filing, the U.S. Treasury Department has made similar determinations with respect to additional grant applications. As a result of these actions by the U.S. Treasury Department, based on the number of such systems that we have placed in service and that we plan to place in service using funds contributed by investors to our financing funds currently, we estimate that we would be obligated to pay the investors approximately $15.6 million to compensate them for the anticipated shortfall in grants. In response to such shortfalls, two of our financing funds recently filed a lawsuit in the United States Court of Federal Claims to recover the difference between the U.S. Treasury grants they sought and the amounts Treasury paid; to the extent that these lawsuits are successful any recovery would be used to repay us for amounts we previously reimbursed those funds. Our investors are contributing to our financing funds at the amounts the U.S. Treasury Department has most recently awarded on similarly situated energy systems to reduce or eliminate the need for the company to subsequently pay those investors true-up payments or contribute additional assets to the associated financing funds.

If the Internal Revenue Service or the U.S. Treasury Department further disagrees now or in the future, as a result of any pending or future audit, the outcome of the Department of Treasury Inspector General investigation, the change in guidelines or otherwise, with the fair market value of more of our solar energy systems that we have constructed or that we construct in the future, including any systems for which grants have already been paid, and determines we have claimed too high of a fair market value, it could have a material adverse effect on our business, financial condition and prospects. For example, a hypothetical five percent downward adjustment in the fair market value in the approximately $449.6 million of U.S. Department of Treasury grant applications that have been awarded from the beginning of the U.S. Treasury grant program through March 31, 2013 would obligate us to repay approximately $22.5 million to our fund investors.

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

We have incurred net losses in the past, and we had an accumulated deficit of $142.4 million as of March 31, 2013. We may incur net losses from operations as we increase our spending to finance the expansion of our operations, expand our installation, engineering, administrative, sales and marketing staffs, and implement internal systems and infrastructure to support our growth. We do not know whether our revenue will grow rapidly enough to absorb these costs, and our limited operating history makes it difficult to assess the extent of these expenses or their impact on our operating results. Our ability to achieve profitability depends on a number of factors, including:

•	growing our customer base;

•	finding investors willing to invest in our financing funds;

•	maintaining and further lowering our cost of capital;

•	reducing the cost of components for our solar energy systems; and

•	reducing our operating costs by optimizing our design and installation processes and supply chain logistics.

•	Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.

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

We also face competition in the energy efficiency market and we expect to face competition in additional markets as we introduce new energy-related products and services. As the solar industry grows and evolves, we will also face new competitors who are not currently in the market. Our failure to adapt to changing market conditions and to compete successfully with existing or new competitors will limit our growth and will have a material adverse effect on our business and prospects.

If we fail to remediate deficiencies in our control environment or are unable to implement and maintain effective internal control over financial reporting in the future, the accuracy and timeliness of our financial and operating reporting and related disclosures may be adversely affected.

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

We have taken numerous steps to address the underlying causes of the control deficiencies referenced above, primarily through the development and implementation of policies, improved processes and documented procedures, and the hiring of additional accounting and finance personnel with technical accounting, inventory accounting and financial reporting experience. If we fail to remediate deficiencies in our control environment or are unable to implement and maintain effective internal control over financial reporting to meet the demands that are placed upon us as a public company, we may be unable to accurately report our financial results, or report them within the timeframes required by law or exchange regulations.

We cannot assure you that we will be able to remediate our existing material weaknesses in a timely manner, if at all, or that in the future additional material weaknesses will not exist or otherwise be discovered, a risk that is significantly increased in light of the complexity of our business. If our efforts to remediate these material weaknesses are not successful or if other deficiencies occur, our ability to accurately and timely report our financial position, results of operations, cash flows or key operating metrics could be impaired, which could result in late filings of our annual and quarterly reports under the Exchange Act, restatements of our consolidated financial statements or other corrective disclosures, a decline in our stock price, suspension or delisting of our common stock by the NASDAQ Global Market, or other material adverse effects on our business, reputation, results of operations, financial condition or liquidity.

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

We purchase solar panels, inverters and other system components from a limited number of suppliers, making us susceptible to quality issues, shortages and price changes. If we fail to develop, maintain and expand our relationships with these or other suppliers, we may be unable to adequately meet anticipated demand for our solar energy systems, or we may only be able to offer our systems at higher costs or after delays. If one or more of the suppliers that we rely upon to meet anticipated demand ceases or reduces production, we may be unable to quickly identify alternate suppliers or to qualify alternative products on commercially reasonable terms, and we may be unable to satisfy this demand. In particular, there are a limited number of inverter suppliers. Once we design a system for use with a particular inverter, if that type of inverter is not readily available at an anticipated price, we may incur additional delay and expense to redesign the system. There have also been periods of industry-wide shortage of key components, including solar panels, in times of rapid industry growth. The manufacturing infrastructure for some of these components has a long lead time, requires significant capital investment and relies on the continued availability of key commodity materials, potentially resulting in an inability to meet demand for these components. Any decline in the exchange rate of the U.S. dollar compared to the functional currency of our component suppliers could increase our component prices. In addition, the U.S. government has imposed tariffs on solar cells manufactured in China. Based on determinations by the U.S. government, the applicable anti-dumping and countervailing tariff rates range from approximately 8%-255%. To the extent that U.S. market participants experience harm from Chinese pricing practices, an additional tariff of approximately 15%-16% will be applied. Because we currently purchase solar panels containing cells manufactured outside of China, we currently are not adversely impacted by the tariffs. However, if in the future we purchase solar panels containing cells manufactured in China, our purchase price would reflect the tariff penalties mentioned above. Any of these shortages, delays or price changes could limit our growth, cause cancellations or adversely affect our profitability, and result in loss of market share and damage to our brand.

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

The installation of solar energy systems requires our employees to work at heights with complicated and potentially dangerous electrical systems. The evaluation and modification of buildings as part of our energy efficiency business requires our employees to work in locations that may contain potentially dangerous levels of asbestos, lead or mold. We also maintain a fleet of more than 900 vehicles that our employees use in the course of their work. There is substantial risk of serious injury or death if proper safety procedures are not followed. Our operations are subject to regulation under the U.S. Occupational Safety and Health Act, or OSHA, and equivalent state laws. Changes to OSHA requirements, or stricter interpretation or enforcement of existing laws or regulations, could result in increased costs. If we fail to comply with applicable OSHA regulations, even if no work-related serious injury or death occurs, we may be subject to civil or criminal enforcement and be required to pay substantial penalties, incur significant capital expenditures, or suspend or limit operations. In the past, we have had workplace accidents and received citations from OSHA regulators for alleged safety violations, resulting in fines and operational delays for certain projects. Any such accidents, citations, violations, injuries or failure to comply with industry best practices may subject us to adverse publicity, damage our reputation and competitive position and adversely affect our business.

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

To date, we have derived substantially all of our revenue and cash receipts from the sale of solar energy systems and the sale of energy under our long-term customer agreements. We launched our energy efficiency line of products and services in mid-2010, and revenue attributable to this line of business has not been material compared to revenue attributable to our solar energy systems. Customer demand for these offerings may be more limited than we anticipate. In addition, several of our other energy products and services, including our battery storage solutions, are in the early stages of testing and development. We may not be successful in completing development of these products as a result of research and development difficulties, technical issues, availability of third-party products or other reasons. Even if we are able to offer these or other additional products and services, we may not successfully generate meaningful customer demand to make these offerings viable. If we fail to deliver these additional products and services, if the costs associated with bringing these additional products and services to market is greater than we anticipate, if customer demand for these offerings is smaller than we anticipate, or if our strategy to implement a new sales approach of facilitating energy efficiency upgrades through trusted third-party vendors in lieu of performing these upgrades ourselves is not successful, our growth will be limited.

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

We have entered into several secured credit agreements, including a working capital facility with a commitment of $100.0 million that matures in September 2014, a $58.5 million term loan credit facility for the purchase of inventory and working capital needs that matures in August 2013, and a $7.0 million term facility to finance the purchase of vehicles that matures in the first quarter of 2015. Each facility requires us to comply with certain financial, reporting and other requirements. The timing of our commercial projects has on occasion adversely affected our ability to satisfy certain financial covenants under these or prior facilities. While our lenders have given us waivers of certain covenants we have not satisfied in the past, there is no assurance that the lenders will waive or forbear from exercising their remedies with respect to any future defaults that might occur, which also could trigger defaults under our other credit agreements. For example, on April 30, 2012 and May 31, 2012, we did not meet a financial ratio covenant, and on June 30, 2012, we breached a financial covenant related to non-GAAP EBITDA under our prior working capital facility, which also resulted in a default under a separate vehicle financing facility with the same administrative bank agent. The bank waived these breaches, and in September 2012 we refinanced all amounts borrowed under the prior working capital facility with a working capital facility with a commitment of $100.0 million that matures in September 2014. We believe that some of the financial and other covenants are generally more favorable to us than those in the prior working capital facility, however a breach of these covenants may still occur in the future.

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

The trading price of our common stock has been volatile since our initial public offering. Since shares of our common stock were sold in our initial public offering in December 2012 at a price of $8.00 per share, the reported high and low sales prices of our common stock has ranged from $9.20 to $39.00 per share, through May 13, 2013. The market price of our common stock may fluctuate widely in response to many risk factors listed in this section and others beyond our control, including:

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

We are an emerging growth company within the meaning of the rules under the Securities Act. We have in this quarterly report on Form 10-Q utilized, and we plan in future filings with the SEC to continue to utilize, the modified disclosure requirements available to emerging growth companies, including reduced disclosure about our executive compensation and omission of compensation discussion and analysis, and an exemption from the requirement of holding a nonbinding advisory vote on executive compensation. In addition, we will not be subject to certain requirements of Section 404 of the Sarbanes-Oxley Act, including the additional testing of our internal control over financial reporting as may occur when outside auditors attest as to our internal control over financial reporting, and we have elected to delay adoption of new or revised accounting standards applicable to public companies. As a result, our stockholders may not have access to certain information they may deem important.

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

Upon expiration of the underwriters’ lock-up from our initial public offering, which is currently scheduled to be released on June 11, 2013, approximately 61.9 million shares of our outstanding common stock will become eligible for sale, subject in some cases to volume and other restrictions of Rules 144 and 701 under the Securities Act, as well as our insider trading policy. Holders of up to approximately 51.9 million of these shares of our common stock, or 69.2% of our total outstanding common stock, based on shares outstanding as of March 31, 2013, will be entitled to rights with respect to registration of these shares under the Securities Act pursuant to an investors’ rights agreement. If these holders of our common stock, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our common stock. If we file a registration statement for the purposes of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired. Sales of substantial amounts of our common stock in the public market following the release of the lock-up or otherwise, or the perception that these sales could occur, could cause the market price of our common stock to decline.

Insiders have substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control.

As of March 31, 2013, our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, owned approximately 76.3% of the outstanding shares of our common stock. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might affect the market price of our common stock.

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

ITEM 6. EXHIBITS

The documents listed in the Exhibit Index of this quarterly report on Form 10-Q are incorporated by reference or are filed with this quarterly report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2013

SOLARCITY CORPORATION

By:	/s/ LYNDON R. RIVE
Lyndon R. Rive
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.11 *	Loan Agreement between City UB Solar, LLC (an indirect wholly owned subsidiary of the Registrant) and Union Bank, N.A., dated as of February 8, 2013

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS††	XBRL Instance Document.

101.SCH††	XBRL Taxonomy Schema Linkbase Document.

101.CAL††	XBRL Taxonomy Calculation Linkbase Document.

101.DEF††	XBRL Taxonomy Definition Linkbase Document.

101.LAB††	XBRL Taxonomy Labels Linkbase Document.

101.PRE††	XBRL Taxonomy Presentation Linkbase Document.

*	Confidential treatment requested as to certain portions of this exhibit, which portions have been omitted and submitted separately to the Securities and Exchange Commission.
†	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of SolarCity Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
††	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and is otherwise not subject to liability under these sections.