Form 10-Q
period 2013-06-30
SOLARCITY CORP
filed 2013-08-09
CIK 1408356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

The number of shares outstanding of the registrant’s common stock as of June 30, 2013 was 78,278,355.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SolarCity Corporation

Condensed Consolidated Balance Sheets

(In Thousands, Except Share Par Values)

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$159,606	$160,080
Restricted cash	6,031	7,516
Accounts receivable (net of allowances for doubtful accounts of $446 and $220 as of June 30, 2013 and December 31, 2012, respectively)	23,988	25,145
Rebates receivable	20,235	17,501
Inventories	68,735	87,903
Deferred income tax asset	5,377	5,770
Prepaid expenses and other current assets	25,831	11,502

Total current assets	309,803	315,417
Restricted cash	1,984	2,810
Solar energy systems, leased and to be leased – net	1,278,880	1,002,184
Property and equipment – net	19,862	18,635
Other assets	27,675	22,796

Total assets(1)	$1,638,204	$1,361,842

Liabilities and equity
Current liabilities:
Accounts payable	$77,705	$62,986
Distributions payable to noncontrolling interests	26,935	12,028
Current portion of deferred U.S. Treasury grants income	14,809	11,376
Accrued and other current liabilities	43,743	52,334
Customer deposits	7,818	8,753
Current portion of deferred revenue	37,949	31,516
Current portion of long-term debt	8,702	20,613
Current portion of lease pass-through financing obligation	27,939	13,622
Current portion of sale-leaseback financing obligation	403	389

Total current liabilities	246,003	213,617
Deferred revenue, net of current portion	277,827	204,396
Long-term debt, net of current portion	115,213	83,533
Long-term deferred tax liability	5,400	5,790
Lease pass-through financing obligation, net of current portion	104,662	125,884
Sale-leaseback financing obligation, net of current portion	14,550	14,755
Deferred U.S. Treasury grants income, net of current portion	393,268	286,884
Other liabilities and deferred credits	149,854	112,056

Total liabilities(1)	1,306,777	1,046,915
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.0001 par value – authorized, 1,000,000 shares as of June 30, 2013 and December 31, 2012, respectively; issued and outstanding, 78,278 and 74,913 as of June 30, 2013 and December 31, 2012, respectively	7	7
Additional paid-in capital	348,081	325,705
Accumulated deficit	(166,271)	(111,392)

Total stockholders’ equity	181,817	214,320
Noncontrolling interests in subsidiaries	149,610	100,607

Total equity	331,427	314,927

Total liabilities and equity	$1,638,204	$1,361,842

(1)	The Company’s consolidated assets as of June 30, 2013 and December 31, 2012 include $578,314 and $562,531, respectively, being assets of variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs. These assets include solar energy systems, leased and to be leased, net, of $533,792 and $530,230 as of June 30, 2013 and December 31, 2012, respectively; cash and cash equivalents of $18,184 and $16,065 as of June 30, 2013 and December 31, 2012, respectively; restricted cash, long-term of $130 and $0 as of June 30, 2013 and 2012, respectively; accounts receivable, net, of $4,356 and $1,681 as of June 30, 2013 and December 31, 2012, respectively; prepaid expenses and other assets of $6,043 and $2,603 as of June 30, 2013 and December 31, 2012, respectively; and rebates receivable of $13,475 and $8,985 as of June 30, 2013 and December 31, 2012, respectively; other assets of $2,334 and $2,800 as of June 30, 2013 and 2012, respectively. The Company’s consolidated liabilities as of June 30, 2013 and December 31, 2012 included $40,052 and $19,853, respectively, being liabilities of VIEs whose creditors have no recourse to the Company. These liabilities include distributions payable to noncontrolling interests of $26,935 and $12,028 as of June 30, 2013 and December 31, 2012, respectively; customer deposits of $3,629 and $4,162 as of June 30, 2013 and December 31, 2012, respectively; accounts payable of $0 and $9 as of June 30, 2013 and December 31, 2012, respectively; accrued and other payables of $1,887 and $938 as of June 30, 2013 and December 31, 2012, respectively; other liabilities of $1,759 and $0 as of June 30, 2013 and December 31, 2012; and bank borrowings of $5,842 and $2,716 as of June 30, 2013 and December 31, 2012, respectively.

See further description in Note 6, VIE Arrangements.

See accompanying notes.

SolarCity Corporation

Condensed Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Amounts)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Operating leases	$20,608	$11,528	$35,697	$19,667
Solar energy systems sales	17,341	35,046	32,240	51,748

Total revenue	37,949	46,574	67,937	71,415
Cost of revenue:
Operating leases	7,223	3,710	12,726	6,292
Solar energy systems	15,247	31,899	27,036	44,024

Total cost of revenue	22,470	35,609	39,762	50,316

Gross profit	15,479	10,965	28,175	21,099
Operating expenses:
Sales and marketing	21,344	15,700	39,223	31,831
General and administrative	21,176	10,788	37,794	19,350

Total operating expenses	42,520	26,488	77,017	51,181

Loss from operations	(27,041)	(15,523)	(48,842)	(30,082)
Interest expense, net	5,421	4,841	11,740	8,335
Other expense, net	162	1,455	302	10,429

Loss before income taxes	(32,624)	(21,819)	(60,884)	(48,846)
Income tax benefit (provision)	(25)	(30)	80	(65)

Net loss	(32,649)	(21,849)	(60,804)	(48,911)
Net (loss) income attributable to noncontrolling interests	(8,764)	3,984	(5,925)	(25,834)

Net loss attributable to stockholders	$(23,885)	$(25,833)	$(54,879)	$(23,077)

Net loss attributable to common stockholders
Basic	$(23,885)	$(25,833)	$(54,879)	$(23,077)
Diluted	$(23,885)	$(25,833)	$(54,879)	$(23,077)
Net loss per share attributable to common stockholders
Basic	$(0.31)	$(2.37)	$(0.72)	$(2.16)
Diluted	$(0.31)	$(2.37)	$(0.72)	$(2.16)
Weighted average shares used to compute net loss per share attributable to common stockholders
Basic	76,529,698	10,897,198	75,861,802	10,690,564
Diluted	76,529,698	10,897,198	75,861,802	10,690,564

See accompanying notes.

SolarCity Corporation

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(UNAUDITED)

	Six Months Ended June 30,
	2013	2012
Operating activities:
Net loss	$(60,804)	$(48,911)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on disposal of property and equipment	—	10
Depreciation and amortization net of amortization of deferred U.S. Treasury grant income	15,989	9,021
Interest on lease pass-through financing obligation	6,869	4,939
Stock-based compensation	8,996	4,713
Revaluation of convertible redeemable preferred stock warrants	—	9,557
Revaluation of preferred stock forward contract	—	350
Deferred income taxes	3	6
Reduction in lease pass-through financing obligation	(14,239)	(7,290)
Changes in operating assets and liabilities:
Restricted cash	(1,591)	(381)
Accounts receivable	1,157	(16,396)
Rebates receivable	(2,734)	652
Inventories	19,168	2,153
Prepaid expenses and other current assets	(12,717)	(2,941)
Other assets	(2,190)	(5,132)
Accounts payable	14,719	(68,075)
Accrued and other liabilities	31,382	21,744
Customer deposits	(935)	(5,025)
Deferred revenue	79,864	62,542

Net cash provided by (used in) operating activities	82,937	(38,464)
Investing activities:
Payments for the cost of solar energy systems, leased and to be leased	(296,254)	(174,552)
Purchase of property and equipment	(3,893)	(5,970)

Net cash used in investing activities	(300,147)	(180,522)
Financing activities:
Investment fund financings and bank borrowings:
Borrowings under long-term debt	34,464	60,532
Repayments of long-term debt	(18,616)	(18,127)
Borrowings under bank line of credit	—	19,418
Repayments of sale-leaseback financing obligation	(191)	(178)
Proceeds from lease pass-through financing obligation	20,592	123,593
Repayment of capital lease obligations	(1,212)	(15,582)
Proceeds from investment by noncontrolling interests in subsidiaries	146,071	21,795
Distributions paid to noncontrolling interest in a subsidiary	(76,236)	(91,298)
Proceeds from U.S. Treasury grants	98,484	48,076

Net cash provided by financing activities before equity issuances	203,356	148,229
Equity issuances:
Proceeds from exercise of stock options	5,346	1,197
Proceeds from issuance of convertible redeemable preferred stock	—	80,868
Proceeds from exercise of common stock warrants	8,034	—

Net cash provided by equity issuances	13,380	82,065

Net cash provided by financing activities	216,736	230,294

Net (decrease) increase in cash and cash equivalents	(474)	11,308
Cash and cash equivalents, beginning of period	160,080	50,471

Cash and cash equivalents, end of period	$159,606	$61,779

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$3,189	$3,290

Cash paid during the period for taxes	$—	$2,689

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

Use of Estimates

The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company regularly makes significant estimates and assumptions including, but not limited to, the estimates which affect the estimated selling price of undelivered elements for revenue recognition purposes, the collectibility of accounts receivable, the valuation of inventories, the estimated total costs for long-term contracts used as a basis of determining percentage of completion for such contracts, the estimated fair value and residual values of solar energy systems subject to leases, the useful lives of solar energy systems, property and equipment and intangible assets, the determination of accrued liabilities, the discount rates used to estimate the fair value of investment tax credits, accounting for business combinations, the valuation of stock-based compensation, and the determination of valuation allowances associated with deferred tax assets. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ materially from those estimates.

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

As of June 30, 2013 and December 31, 2012, there were no fair value measurements of assets and liabilities subsequent to initial recognition.

The Company’s financial instruments include customer deposits, distributions payable to noncontrolling interests, borrowings under lines of credit, and long-term debt facilities. The carrying values of its financial instruments other than its long-term debt approximate their fair values due to the fact that they are short-term in nature at June 30, 2013 and December 31, 2012 (Level 1). The Company estimates the fair value of its long-term debt based upon rates currently offered for debt of similar maturities and terms (Level 3). The Company has estimated the fair value of its long-term debt to approximate its carrying value.

Warranties

The Company warrants its products for various periods against defects in material or installation workmanship. The Company generally provides a warranty on the generating and non-generating parts of the solar energy systems it sells of typically between five to twenty years. The manufacturer’s warranty on the solar energy systems components, which is typically passed through to these customers, has a warranty period ranging from one to twenty-five years. The changes in accrued warranty balance, recorded as a component of accrued and other current liabilities on the condensed consolidated balance sheets consisted of the following (in thousands):

As of and for the Six Months Ended June 30, 2013
Balance – beginning of the period	$4,019
Provision charged to warranty expense	1,702
Less warranty claims	(156)

Balance – end of the period	$5,565

Solar Energy Systems Performance Guarantees

The Company guarantees certain specified minimum solar energy production output for systems leased to customers. The Company monitors the solar energy systems to ensure that these outputs are being achieved. The Company evaluates if any amounts are due to its customers. As of June 30, 2013, the Company had recorded liabilities of $0.7 million, as accrued and other current liabilities in the condensed consolidated financial statements relating to these guarantees based on the Company’s assessment of its exposure.

Deferred U.S. Treasury Grants Income

The Company is eligible for U.S. Treasury grants received or receivable on eligible property as defined under Section 1603 of the American Recovery and Reinvestment Act of 2009, as amended by the Tax Relief Unemployment Insurance Reauthorization and Job Creation Act of December 2010, which includes solar energy system installations, upon approval by the U.S. Treasury Department. For solar energy systems under lease pass-through arrangements the Company reduces the financing obligation and records deferred income for the U.S. Treasury grants which are paid directly to the investors upon receipt of the grants by the investors. The benefit of the U.S. Treasury grants is recorded as deferred income and is amortized on a straight-line basis over the estimated useful lives of the related solar energy systems of 30 years. The amortization of the deferred income is recorded as a reduction to depreciation expense which is a component of the cost of revenue of operating leases in the condensed consolidated statement of operations. A catch up adjustment is recorded in the period in which the grant is approved by the U.S. Treasury Department or received by lease pass-through investors to recognize the portion of the grant that matches proportionally the amortization for the period between the date of placement in service of the solar energy systems and approval by the U.S. Treasury Department or receipt by lease pass-through investors of the associated grant. The changes in deferred U.S. Treasury grants income during the six month period ended June 30, 2013 were as follows (in thousands):

Balance as of December 31, 2012	$298,260
U.S. Treasury grants received and receivable by the company	101,044
U.S. Treasury grants received by investors under lease pass-through arrangements	16,225
Amortized during the period as a credit to depreciation expense	(7,452)

Balance as of June 30, 2013	$408,077

Of the balance outstanding as of June 30, 2013 $393.3 million is presented as noncurrent deferred U.S. Treasury grants income in the condensed consolidated balance sheets.

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

The Company guarantees its fund investors that in the event of a subsequent recapture of the ITCs by the taxing authority due to the Company’s noncompliance with the applicable ITC guidelines, the Company will compensate the investor for any recaptured credits. The Company has concluded that the likelihood of a recapture event is remote and consequently has not recorded any liability in the condensed consolidated financial statements for any potential recapture exposure. The amount allocated to the ITCs is recorded as deferred revenue on the condensed consolidated balance sheet and is recognized in the condensed consolidated statement of operations as a component of revenue, by reducing the deferred revenue balance at each reporting date as the five-year recapture period expires.

The balance of deferred investment tax credits revenue, which is included as part of deferred revenue in the condensed consolidated balance sheet, as of June 30, 2013 and December 31, 2012 was $37.6 million and $0, respectively.

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

Basic and Diluted Net Income (Loss) Per Share

The Company’s basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Prior to the Company’s initial public offering of its common stock, the Company’s convertible redeemable preferred stock was entitled to receive dividends of up to $0.01 per share when and if dividends were declared on the common stock and thereafter participate pro rata on an as converted basis with the common stock holders on any distributions to common stockholders. They were therefore participating securities. As a result, the Company calculates the net income (loss) per share using the two-class method. Accordingly, the net income (loss) attributable to common stockholders is derived from the net income (loss) for the period and, in periods in which the Company has net income attributable to common stockholders, an adjustment is made for the noncumulative dividends and allocations of earnings to participating securities based on their outstanding shareholder rights. Under the two-class method, the net loss attributable to common stockholders is not allocated to the convertible redeemable preferred stock as the convertible redeemable preferred stock did not have a contractual obligation to share in the Company’s losses.

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

Recently Issued Accounting Standard

In July 2013, the FASB issued Accounting Standards Update, or ASU, No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, to specify when an unrecognized tax benefit should be presented as a liability versus an offset against a deferred tax asset. The ASU is effective prospectively for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013. The Company is currently assessing the impact of the ASU on the Company’s consolidated financial statements.

3. Selected Balance Sheet Components

	June 30,	December 31,
	2013	2012
Inventories:
Raw materials	$55,645	$69,726
Work in progress	13,090	18,177

Total	$68,735	$87,903

Solar Energy Systems, Leased and To Be Leased – Net:
Solar energy systems leased to customers(1)	$1,174,834	$895,020
Initial direct costs related to solar energy systems leased to customers	71,247	54,095

	1,246,081	949,115
Less accumulated depreciation and amortization	(62,581)	(43,024)

	1,183,500	906,091
Solar energy systems under construction	39,395	43,747
Solar energy systems to be leased to customers	55,985	52,346

Solar energy systems, leased and to be leased – net	$1,278,880	$1,002,184

Other Liabilities and Deferred Credits:
Deferred gain on sale-leaseback transactions, net of current portion	$57,652	$59,243
Deferred rent expense	4,511	4,443
Capital lease obligation	27,887	28,688
Amounts received from lease pass-through investors for monetization of investment tax credits for systems not installed	47,704	18,111
Other noncurrent liabilities	12,100	1,571

Total	$149,854	$112,056

(1)	Included under solar energy systems leased to customers as of June 30, 2013 and December 31, 2012 was $66.4 million and $66.4 million, respectively, related to capital leased assets, with an accumulated depreciation of $3.9 million and $2.6 million, respectively.

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

Through June 30, 2013, the Company borrowed an aggregate of $13.3 million under the working capital financing facility. Of the amounts borrowed, $10.6 million and $11.1 million were outstanding as of June 30, 2013 and December 31, 2012, respectively, of which $9.5 million and $10.0 million are included in the condensed consolidated balance sheets under long-term debt, net of current portion, as of June 30, 2013 and December 31, 2012, respectively. Each tranche bears interest at an annual rate of 2% plus the swap rate applicable to the average life of the scheduled rent receipts for the tranche. For the amounts borrowed as of June 30, 2013, the interest rates ranged between 5.48% and 5.65%. The working capital financing facility is secured by substantially all the assets of the subsidiary and is nonrecourse to the general credit of the Company. The working capital financing facility matures on December 31, 2024. The Company was in compliance with all debt covenants as of June 30, 2013.

Vehicle and Other Loans

The Company has entered into various loan agreements consisting of vehicle and other loans with various financial institutions. The principal amounts of these vehicle and other loans mature between July 2013 and June 2018. The Company was in compliance with all debt covenants as of June 30, 2013.

In January 2011, the Company entered into an additional $7.0 million term loan facility with a bank to finance the purchase of vehicles. This facility bears interest at an annual rate of 2.75% and is secured by the vehicles financed under this facility. This facility matures in January 2015. As of June 30, 2013, the Company had drawn $5.9 million of the available amount. Total other loans payable as of June 30, 2013 and December 31, 2012 amounted to $7.7 million and $7.7 million, respectively, with interest rates between 0.0% and 11.31%. Of the amounts outstanding, $4.4 million and $4.7 million were classified as long-term as of June 30, 2013 and December 31, 2012, respectively. The loans are secured by the financed property and equipment. The Company was in compliance with all debt covenants as of June 30, 2013.

Inventory Term Loan Facility

On March 8, 2012, the Company entered into a $58.5 million term loan facility with a syndicate of banks to finance the purchase of inventory. Interest on the borrowed funds bears interest at an annual rate of 3.75% plus LIBOR and is secured by the Company’s inventory. As of June 30, 2013, the interest rate for this facility was 3.94%. This facility matures in August 2013. Through June 30, 2013, the Company had borrowed an aggregate of $58.5 million under this facility, from which the Company paid $1.5 million as fees. Of the amounts borrowed, $3.0 million was outstanding as of June 30, 2013 and is included in the condensed consolidated balance sheets under current portion of long-term debt. The Company was in compliance with all debt covenants as of June 30, 2013.

Term Loans

On February 8, 2013, a subsidiary of the Company entered into an agreement with a bank for a term loan of $10 million. The loan proceeds were used to finance the Company’s acquisition of a fund investor’s interests in three of the Company’s financing funds. The loan bears interest at an annual rate equal to the lower of (i) the sum of LIBOR plus 3.25% and (ii) an interest rate cap of 6.50%. As of June 30, 2013, the interest rate for the loan was 3.44%. The loan is secured by the assets of certain of the Company’s subsidiaries and is nonrecourse to the Company’s other assets. The loan matures on January 31, 2015. Through June 30, 2013, the Company had borrowed an aggregate of $8.1 million, of which $6.1 million is included in the condensed consolidated balance sheets under long-term debt, net of current portion, as of June 30, 2013. The Company was in compliance with all debt covenants as of June 30, 2013.

On June 7, 2013, a subsidiary of the Company entered into an agreement with a syndicate of banks for a term loan of $100.0 million for working capital financing. The loan bears interest at an annual rate equal to LIBOR plus 3.25%. As of June 30, 2013, the interest rate for the loan was 3.44%. The loan is secured by the assets and future cash inflows of the subsidiary of the Company and is nonrecourse to the Company’s other assets. The loan matures on June 7, 2015. Through June 30, 2013, the Company had borrowed an aggregate of $17.7 million under the loan. The outstanding balance is included under long-term debt. The Company was in compliance with all debt covenants as of June 30, 2013.

5. Borrowings Under Bank Lines of Credit

Credit Facility for SolarStrong

On November 21, 2011, a subsidiary of the Company and a bank entered into a credit agreement, whereby the bank would provide this subsidiary with a credit facility for up to $350 million. This facility will be used to partially fund the Company’s SolarStrong initiative and will be non-recourse to the other assets of the Company. The SolarStrong initiative is a five-year plan to build solar power projects for privatized U.S. military housing communities across the country. The credit facility will be drawn down in tranches as defined in the credit facility agreement, with the interest rates to be determined as the amounts are drawn down. The credit facility will be collateralized by assets of the SolarStrong initiative. As of June 30, 2013, the Company’s subsidiary had borrowed $5.8 million of which $5.6 million is included in the condensed consolidated balance sheets under long-term debt, net of current portion, as of June 30, 2013. The debt principal and interest are payable in semi-annual installments over a 20-year term ending in 2032 and bears interest rates between 6.78% and of 7.27%. The Company was in compliance with all debt covenants as of June 30, 2013.

Revolving Credit Facility

In September 2012, the Company entered into a revolving credit agreement with a syndicate of banks to obtain funding for working capital, letters of credit, and general corporate needs. This revolving credit agreement has a $75.0 million committed facility, of which $70.0 million was initially available pursuant to the facility’s terms. The borrowed funds bear interest, which is payable monthly, at a rate of 3.875% plus LIBOR or, at the Company’s option, at a rate equal to 2.875% plus the higher of the federal funds rate plus 0.5%, or Bank of America’s published “prime rate,” or LIBOR plus 1%. The fee for letters of credit is 3.875% per annum, and the fee for undrawn commitments is 0.375% per annum. The facility is secured by certain of the Company’s machinery and equipment, accounts receivables, inventory, and other assets, excluding certain inventory pledged to other lenders. The facility matures and is payable in full in September 2014, at which date it may be extended by an additional year if the Company satisfies certain financial conditions. As of June 30, 2013, $72.5 million, net of lender fees, was borrowed and outstanding under this revolving credit agreement. The outstanding balance is included under long-term debt. The Company was in compliance with all debt covenants as of June 30, 2013.

6. VIE Arrangements

Since 2008, wholly owned subsidiaries of the Company and fund investors have formed and contributed cash or assets into various financing funds and entered into related agreements. As of June 30, 2013, the VIE investors had contributed $688.4 million into the VIEs.

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

Pursuant to management services, maintenance, and warranty arrangements, the Company has been contracted to provide services such as warranty support, accounting, lease servicing, and performance reporting. In some instances the Company has guaranteed payments to the fund investors as specified in the contractual agreements. The funds’ creditors have no recourse to the general credit of the Company or to that of other funds. As of June 30, 2013, the assets of one of the VIEs with a carrying value of $29.5 million have been pledged as collateral for the VIE’s borrowings under the SolarStrong facility. None of the assets of the other VIEs have been pledged as collateral for the VIEs’ obligations.

The Company has aggregated the financial information of the financing funds in the table below. The aggregate carrying value of these funds’ assets and liabilities (after elimination of intercompany transactions and balances) in the Company’s condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012, are as follows (in thousands):

	June 30,	December 31,
	2013	2012
Assets
Current assets
Cash and cash equivalents	$18,184	$16,065
Restricted cash, short term	—	167
Accounts receivable, net	4,356	1,681
Prepaid expenses and other assets	6,043	2,603
Rebates receivable	13,475	8,985

Total current assets	42,058	29,501
Restricted cash, long term	130	—
Solar energy systems, leased and to be leased, net	533,792	530,230
Other assets	2,334	2,800

Total assets	$578,314	$562,531

Liabilities
Current liabilities
Accounts payable	$—	$9
Customer deposits	3,629	4,162
Distributions payable to noncontrolling interests	26,935	12,028
Current portion of deferred U.S. Treasury grants income	6,528	6,710
Current portion of deferred revenue	9,592	11,324
Accrued and other liabilities	1,887	938
Current portion of bank borrowings	242	131

Total current liabilities	48,813	35,302
Bank borrowings, net of current portion	5,600	2,585
Deferred revenue, net of current portion	161,738	160,093
Deferred U.S. Treasury grant income, net of current portion	177,431	184,470
Other liabilities	1,759	—

Total liabilities	$395,341	$382,450

7. Equity

Changes in total stockholder’s equity and noncontrolling interests in the six months ended June 30, 2013 was as follows:

	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2012	$214,320	$100,607	$314,927
Issuance of common stock upon exercise of stock options for cash	5,346	—	5,346
Issuance of common stock upon exercise of common stock warrants for cash	8,034	—	8,034
Contributions from noncontrolling interests	—	146,071	146,071
Stock-based compensation expense	8,996	—	8,996
Net loss	(54,879)	(5,925)	(60,804)
Distributions to noncontrolling interests	—	(91,143)	(91,143)

Balance, June 30, 2013	$181,817	$149,610	$331,427

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

A summary of stock option activity for the six months ended June 30, 2013 is as follows (in thousands, except per share amounts):

	Common Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding – December 31, 2012	14,903	$4.80	7.67	$107,653
Granted (weighted-average fair value of $27.24)	1,945	34.57	—	—
Exercised	(1,880)	2.84	—	—
Canceled	(673)	9.83	—	—

Outstanding – June 30, 2013	14,295	$8.87	7.52	$421,330

Options vested and exercisable – June 30, 2013	7,158	$3.53	6.71	$245,097

Options vested and expected to vest – June 30, 2013	13,141	$8.16	7.43	$395,498

The aggregate intrinsic value of options exercised was (in thousands) $47,090 and $4,545 during the three months ended June 30, 2013 and 2012, respectively, and $52,025 and $5,591 during the six months ended June 30, 2013 and 2012, respectively. The grant date fair market value of options that vested was (in thousands) $21,523 and $2,855 for the three months ended June 30, 2013 and 2012, respectively, and $67,258 and $5,436 for the six months ended June 30, 2013 and 2012, respectively.

As of June 30, 2013, there was $59.3 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to nonvested stock options, which are expected to be recognized over the weighted average period of 2.93 years.

Under ASC 718, the Company estimates the fair value of stock options granted on each grant date using the Black-Scholes option valuation model and applies the straight-line method of expense attribution. The fair values were estimated on each grant date with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Dividend yield	0%	0%	0%	0%
Annual risk-free rate of return	1.23%	0.97%	1.17%	1.12%
Expected volatility	99.1%	87.53%	98.3%	87.52%
Expected term (years)	6.44	6.20	6.42	6.13

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

The amount of stock-based compensation expense recognized was (in thousands) $5,274 and $2,622 during the three months ended June 30, 2013 and 2012, respectively, and $8,996 and $4,713 during the six months ended June 30, 2013 and 2012, respectively. The Company capitalized costs of (in thousands) $1,483 and $652, for the three months ended June 30, 2013 and 2012, respectively, and $2,679 and $1,225 for the six months ended June 30, 2013 and 2012, respectively, as a component of work-in-progress, within solar energy systems leased to customers and solar energy systems held for lease to customers.

This expense was included in cost of revenue and in operating expenses as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of revenue	$126	$153	$303	$201
Sales and marketing	736	334	1,326	528
General and administrative	2,929	1,483	4,688	2,759

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

The income tax expense for the three months ended June 30, 2013 and 2012 were determined based on the Company’s estimated consolidated effective income tax rates of 0.08% and 0.13%, respectively. The income tax expense for the six months ended June 30, 2013 and 2012 were determined based on the Company’s estimated consolidated effective income tax rates of negative 0.13% and 0.13%, respectively. The differences between the estimated consolidated effective income tax rate and the U.S. federal statutory rate were primarily attributable to a valuation allowance and the current amortization of the prepaid income taxes due to inter-company sales held within the consolidated group.

As part of the assets monetization strategy, the Company has agreements to sell solar energy systems to the solar financing fund joint ventures. The gain on the sale of the assets has been eliminated in the condensed consolidated financial statements. These transactions are treated as inter-company sales and as such, tax is not recognized on the sale until the Company no longer benefits from the underlying asset. Since the systems remain within the consolidated group, the tax expense incurred related to these sales is being deferred and amortized over the estimated useful life of the underlying systems which has been estimated to be 30 years. The deferral of the tax expense results in recording of a prepaid tax expense that is included in the condensed consolidated balance sheets as other assets. As of June 30, 2013 and December 31, 2012, the Company recorded a long-term prepaid tax expense of $2.0 million and $2.0 million, respectively, net of amortization. The amortization of the prepaid tax expense in each period makes up the major component of the tax expense.

Uncertain Tax Positions

The Company is subject to taxation and files income tax returns in the U.S., various state, local, and foreign jurisdictions. Due to the Company’s net losses, substantially all of its federal, state, local, and foreign income tax returns since inception are still subject to audit.

10. Related Party Transactions

The Company’s operations for the three and six months ended June 30, 2013 and 2012 included the following related party transactions (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Revenue, Systems:
Solar energy systems sales to related parties	$—	$58	$17	$183

Related party balances as of June 30, 2013 and December 31, 2012 comprised of (in thousands):

	June 30,	December 31,
	2013	2012
Due from a related party (included in accounts receivable)	$22	$932

11. Commitments and Contingencies

Noncancelable Operating Leases

The Company leases office and warehouse facilities under noncancelable operating leases primarily for its United States based warehouse locations. In addition, the Company leases equipment under noncancelable operating leases.

Indemnification and Guaranteed Returns

The Company is contractually committed to compensate certain fund investors for any losses that they may suffer in certain limited circumstances resulting from reductions in tax credits or U.S. Treasury grants due to changes in the tax bases submitted. The Company has recognized in the condensed consolidated financial statements as of June 30, 2013 the potential exposure from this obligation based on all the information available, including guidelines from the U.S. Treasury Department on solar energy system valuations for purposes of U.S. Treasury grant payments. The Company believes that any other payments to its fund investors arising from this obligation are not probable based on the facts currently known.

The Company is contractually required to make payments to one fund investor to ensure the fund investor achieves a specified minimum internal rate of return. The fund investor has already received a significant portion of the projected economic benefits from U.S. Treasury grant distributions and tax depreciation benefits. The contractual provisions of this financing fund state that the financing fund has an indefinite term unless the members agree to dissolve the financing fund. Based on the Company’s current financial projections regarding the amount and timing of future distributions to the fund investor, the Company does not expect to make any payments as a result of this guarantee and has not accrued any liabilities related to this guarantee. The amount of potential future payments under this guarantee is dependent on the amount and timing of future distributions to the fund investor and future tax benefits that accrue to the fund investor. Due to uncertainties surrounding estimating the amounts of these factors, the Company is unable to estimate the maximum potential payments under this guarantee. As of June 30, 2013, the fund investor had achieved its annual minimum internal rate of return as determined in accordance with the contractual provisions of the financing fund.

12. Basic and Diluted Net Income (Loss) Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share during the three and six months ended June 30, 2013 and 2012 (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss attributable to common stockholders, basic	$(23,885)	$(25,833)	$(54,879)	$(23,077)

Net loss attributable to common stockholders, diluted	$(23,885)	$(25,833)	$(54,879)	$(23,077)

Weighted average shares used to compute net loss per share attributable to common stockholders, basic	76,529,698	10,897,198	75,861,802	10,690,564

Weighted average shares used to compute net loss per share attributable to common stockholders, diluted	76,529,698	10,897,198	75,861,802	10,690,564

Net loss per share attributable to common stockholders, basic	$(0.31)	$(2.37)	$(0.72)	$(2.16)

Net loss per share attributable to common stockholders, diluted	$(0.31)	$(2.37)	$(0.72)	$(2.16)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Convertible redeemable preferred stock	—	45,280,032	—	45,280,032
Preferred stock warrants and common stock warrants	603,795	1,816,650	1,041,968	1,816,650
Common stock options	14,892,398	1,636,111	14,806,259	1,995,856
Restricted stock units	16,991	—	16,991	—

13. Subsequent Event

New Financing Fund

In July 2013, the Company and a fund investor formed a new financing fund that will deploy solar energy systems with an aggregate fair value up to $190.2 million.

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

Overview

We integrate the sales, engineering, installation, monitoring, maintenance and financing of our distributed solar energy systems with our energy efficiency products and services. This allows us to offer long-term energy solutions to residential, commercial and government customers. Our customers buy renewable energy from us for less than they currently pay for electricity from utilities with little to no up-front cost. Our long-term contractual arrangements typically generate recurring customer payments and enable our customers to have insight into their future electricity costs and to minimize their exposure to rising retail electricity rates. Our customer relationships also enable us to continue to offer our customers complimentary products and services offerings including energy efficiency services, energy storage solutions and electric vehicle charging stations.

We offer our customers the option to either purchase and own solar energy systems or to purchase the energy that our solar energy systems produce through various financed arrangements. These financed arrangements include long-term contracts that we structure as leases and power purchase agreements. In both financed structures, we install our solar energy system at our customer’s premises and charge the customer a monthly fee for the power that our system produces. In the lease structure, this monthly payment is fixed with a production guarantee. In the power purchase agreement structure, we charge customers a fee per kWh based on the amount of electricity the solar energy system actually produces. The leases and power purchase agreements are typically for 20 years, and generally when there is no upfront prepayment the specified monthly fees are subject to annual escalations.

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

Through the first half of 2013, we typically acted as a general contractor and performed energy efficiency upgrades for our customers following energy efficiency evaluations and recommendations. We have continued with our plan to implement a new sales approach of facilitating energy efficiency upgrades through trusted third-party vendors and to transition from performing these upgrades ourselves. We will continue to perform energy efficiency evaluations for our customers and to provide recommendations for upgrades to improve energy efficiency and home comfort. Once we complete these evaluations, we will offer to provide a list of preferred vendors to the customers and introduce the customers to the third-party vendors who will perform the upgrades. In exchange for providing the introduction to the customer, the preferred vendors will pay us a referral fee. By the end of the third quarter of 2013, our goal is to have fully transitioned to this new approach to our energy efficiency business.

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

In the first quarter of 2013, we began monetizing certain government incentives in the form of investment tax credits, or ITCs, under lease pass-through structures by assigning the credits to investors in exchange for upfront cash payments. We record the amounts we receive from the investors for the ITCs as deferred revenue, which is subsequently recognized as revenue as the five-year recapture period expires. As the U.S. Department of Treasury Section 1603 grant program winds down, we expect to increasingly place in service solar energy systems under the ITCs program.

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

We have structured different types of financing funds to implement our asset monetization strategy. One such structure is a joint venture structure where we and our fund investors both contribute funds or assets into the joint venture. Under GAAP, we are required to present the impact of a hypothetical liquidation of these joint ventures on our condensed consolidated statement of operations. Therefore, after we determine our consolidated net income (loss) for a given period, we are required to allocate a portion of our consolidated net income (loss) to the fund investors in our joint ventures (referred to as the “noncontrolling interests” in our condensed consolidated financial statements) and allocate the remainder of the consolidated net income (loss) to our stockholders. These income or loss allocations, reflected on our condensed consolidated statement of operations, can have a significant impact on our reported results of operations. For example, our consolidated net loss was $32.6 million and $21.8 million, for the three months ended June 30, 2013 and 2012, respectively, and $60.8 million and $48.9 million for the six months ended June 30, 2013 and 2012, respectively. However, after applying the required allocations to arrive at the consolidated net loss attributable to our stockholders, the result was a loss of $23.9 million and $25.8 million for the three months ended June 30, 2013 and 2012, respectively, and a loss of $54.9 million and $23.1 million for the six months ended June 30, 2013 and 2012, respectively.

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

Lease Pass-Through. Under lease pass-through structures, we lease solar energy systems to fund investors under a master lease agreement, and these investors in turn sublease the solar energy systems to customers. We receive all of the value attributable to the accelerated tax depreciation and some or all of the value attributable to the other incentives. We assign to the fund investors the value attributable to the investment tax credits, the right to receive U.S. Treasury Department grants, and, for the duration of the master lease term, the long-term recurring customer payments. The investors typically make significant upfront cash payments which we classify and allocate between the right to the investment tax credits, which is a monetization activity, where applicable, and the future customer lease payments and other benefits assigned to the investor, which are recorded as a financing obligation. After the master lease term expires we receive the customer payments, if any. We record the solar energy systems on our condensed consolidated balance sheet as a component of solar energy systems, leased and to be leased—net. We record the amounts allocated to the investment tax credits as deferred revenue on our condensed consolidated balance sheet as the associated solar energy systems are placed in service. We then recognize the deferred revenue in our condensed consolidated statement of operations as revenue, by reducing the deferred revenue balance at each reporting date as the five-year recapture period expires. We record the balance of the amounts received from fund investors as lease pass-through financing obligations on our condensed consolidated balance sheet and subsequently reduce these obligations by the amounts received by the fund investors from U.S. Treasury Department grants, customer payments and the associated incentive rebates. We in turn recognize the incentive rebates and customer payments as revenue over the customer lease term and amortize U.S. Treasury Department grants as a reduction to depreciation of the associated solar energy systems over the estimated life of these systems.

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

Key Operating Metrics

We regularly review a number of metrics, including the following key operating metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make strategic decisions.

Customers

We track the number of residential, commercial, and government customers where we have installed or contracted to install a solar energy system, or performed or contracted to perform an energy efficiency evaluation or other energy efficiency services. We believe that the relationship we establish with building owners, together with the energy-related information we obtain about the buildings, position us to provide the owners with additional solutions to further lower their energy costs. Our cumulative number of customers increased by 37% to 64,411 as of June 30, 2013 from 47,079 as of December 31, 2012.

Energy Contracts

We define an energy contract as a residential, commercial, or government lease or power purchase agreement pursuant to which consumers use or will use energy generated by a solar energy system that we have installed or have been contracted to install. For landlord-tenant structures in which we contract with the landlord or development company, we include each residence as an individual contract. For commercial customers with multiple locations, each location is deemed a contract if we maintain a separate contract for that location. We track the cumulative number of energy contracts as of the end of a given period as an indicator of our historical growth and as an indicator of our rate of growth from period to period.

The following table sets forth our cumulative number of energy contracts as of the dates presented:

	June 30, 2013	December 31, 2012
Cumulative energy contracts	54,650	39,200

Megawatts Deployed and Cumulative Megawatts Deployed

We track the megawatt production capacity of our solar energy systems that have had all required building department inspections completed. This metric includes solar energy systems deployed under energy contracts as well as solar energy system direct sales. Because the size of our solar energy systems varies greatly, we believe that tracking the megawatt production capacity of the systems is an indicator of the growth rate of our solar energy system business. We track the megawatts deployed in a given period as an indicator of asset growth in the period. We track cumulative megawatts deployed as of the end of a given period as an indicator of our historical growth and our future opportunity to provide customers with additional solutions to further lower their energy costs.

The following table sets forth the megawatt production capacity of solar energy systems that we have deployed during the periods presented and the cumulative megawatts deployed as of the end of each period presented:

	Three Months Ended June 30,
	2013	2012
Megawatts deployed	53	31
Cumulative megawatts deployed	387	201

	Six Months Ended June 30,
	2013	2012
Megawatts deployed	99	72
Cumulative megawatts deployed	387	201

Nominal Contracted Payments

Our leases and power purchase agreements create long-term recurring customer payments. We use a portion of the value created by these contracts, which we refer to as “nominal contracted payments,” together with the value attributable to investment tax credits, accelerated depreciation, solar renewable energy credits, performance-based incentives, state tax benefits, and rebates to cover the fixed and variable costs associated with installing solar energy systems.

We track the estimated nominal contracted payments of our leases and power purchase agreements entered into as of specified dates. Nominal contracted payments equal the sum of the cash payments that the customer is obligated to pay over the term of the agreement. When calculating nominal contracted payments, we only include those leases and power purchase agreements that have been signed. For a lease, we include the monthly fee and the upfront fee as set forth in the lease. As an example, the nominal contracted payments for a 20-year lease with monthly payments of $200 and an upfront payment of $5,000 is $53,000. For a power purchase agreement, we multiply the contract price per kWh by the estimated annual energy output of the associated solar energy system to determine the nominal contracted payments. The nominal contracted payments of a particular lease or power purchase agreement decline as the payments are received by us or a fund investor. Aggregate nominal contracted payments include leases and power purchase agreements that we have contributed to financing funds. Currently, fund investors have contractual rights to a portion of these nominal contracted payments.

Estimated nominal contracted payments remaining is a forward-looking number, and we use judgment in developing the assumptions used to calculate it. Those assumptions may not prove to be accurate over time. Underperformance of the solar energy systems, payment defaults by our customers, cancellation of signed contracts, or other factors described under the heading “Risk Factors” could cause our actual results to differ materially from our calculation of nominal contracted payments.

The following table sets forth, with respect to our leases and power purchase agreements, the estimated aggregate nominal contracted payments remaining as of the dates presented:

	June 30, 2013	December 31, 2012
	(in thousands)
Estimated aggregate nominal contracted payments remaining	$1,409,000	$1,109,000

In addition to nominal contracted payments, our leases and power purchase agreements provide us with a significant post-contract renewal opportunity. Because our solar energy systems have an estimated life of 30 years, they will continue to have a useful life after the 20-year term of their leases or power purchase agreements. At the end of an original contract term, we intend to offer our customer a renewal contract. The solar energy system will already be installed on the customer’s building, which will facilitate the customer’s acceptance of our renewal offer and will result in limited additional costs to us.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2013 from those disclosed in our annual report on Form 10-K for the year ended December 31, 2012 other than those associated with investment tax credits noted below:

Deferred Investment Tax Credits Revenue

Our solar energy systems are eligible for investment tax credits, or ITCs, that accrue to eligible property under the Internal Revenue Code. We are able to assign these ITCs to investors who can utilize them in return for cash payments made through various funding arrangements formed by us.

For lease pass-through structures, we monetize the ITCs by assigning the ITCs associated with the systems leased to the investor under the master lease agreement. In addition, future customer lease payments are assigned to the investors in return for cash consideration. We allocate a portion of the aggregate payments received from the investor to the estimated fair value of the assigned ITCs. The estimated fair value of the ITCs is determined by discounting the estimated cash flows impacts of the ITCs using an appropriate discount rate that reflects a market interest rate.

We guarantee our fund investors that in the event of a subsequent recapture of the ITCs by the taxing authority due to our noncompliance with the applicable ITC guidelines we would compensate the investor for any recaptured credits. We have concluded that the likelihood of a recapture event is remote and consequently have not recorded any liability in the condensed consolidated financial statements for any potential recapture exposure. The amount allocated to the ITCs is recorded as deferred revenue on the condensed consolidated balance sheet and is recognized in the condensed consolidated statement of operations as a component of revenue, by reducing the deferred revenue balance as the five-year recapture period expires.

Results of Operations

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Operating leases	$20,608	$11,528	$35,697	$19,667
Solar energy systems sales	17,341	35,046	32,240	51,748

Total revenue	37,949	46,574	67,937	71,415
Cost of revenue:
Operating leases	7,223	3,710	12,726	6,292
Solar energy systems	15,247	31,899	27,036	44,024

Total cost of revenue	22,470	35,609	39,762	50,316

Gross profit	15,479	10,965	28,175	21,099
Operating expenses:
Sales and marketing	21,344	15,700	39,223	31,831
General and administrative	21,176	10,788	37,794	19,350

Total operating expenses	42,520	26,488	77,017	51,181

Loss from operations	(27,041)	(15,523)	(48,842)	(30,082)
Interest expense, net	5,421	4,841	11,740	8,335
Other expense, net	162	1,455	302	10,429

Loss before income taxes	(32,624)	(21,819)	(60,884)	(48,846)
Income tax benefit (provision)	(25)	(30)	80	(65)

Net loss	(32,649)	(21,849)	(60,804)	(48,911)
Net income (loss) attributable to noncontrolling interests	(8,764)	3,984	(5,925)	(25,834)

Net loss attributable to stockholders	$(23,885)	$(25,833)	$(54,879)	$(23,077)

Net loss per share attributable to common stockholders
Basic	$(0.31)	$(2.37)	$(0.72)	$(2.16)
Diluted	$(0.31)	$(2.37)	$(0.72)	$(2.16)
Weighted average shares used to compute net loss per share attributable to common stockholders
Basic	76,529,698	10,897,198	75,861,802	10,690,564
Diluted	76,529,698	10,897,198	75,861,802	10,690,564

Three Months Ended June 30, 2013 and 2012

Revenue

	Three Months Ended June 30,		Change
(Dollars in thousands)	2013	2012	$	%
Operating leases	$20,608	$11,528	$9,080	79%
Solar energy systems sales	17,341	35,046	(17,705)	(51)%

Total revenue	$37,949	$46,574	$(8,625)	(19)%

Total revenue decreased by $8.6 million, or 19%, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

Operating leases revenue increased by $9.1 million, or 79%, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. This increase was attributable to an increase in solar energy systems placed in service under leases and power purchase agreements between July 1, 2012 and June 30, 2013. The average of the aggregate megawatt production capacity of solar energy systems in service increased by 108%, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. However, the impact of the installed base on the increase in revenue varied by the mix between systems under leases and power purchase agreements and also when the systems were placed in service. This significant growth was attributable to our continued success in the installation and operation of solar energy systems under lease and power purchase agreements in new and existing markets.

Revenue from sales of solar energy systems decreased by $17.7 million, or 51%, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. This decrease was primarily due to a $10.7 million decrease in revenue from long-term solar energy system sales contracts, of which $5.3 million of the decrease in revenue related to sales to a specific commercial customer, and a $4.9 million decrease in large commercial solar energy system sales for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. These decreases also partially resulted from a lower average sales price of solar energy systems sold due to a decrease in the cost of solar energy system components that in turn led to a downward impact on the competitive market price of solar energy systems sold. We expect that any further decline in the cost of solar energy system components would continue to similarly impact our average sales price. These decreases were offset in part by a $2.0 million increase in revenue from sales of solar energy systems to the government and a $1.0 million increase in revenue from sales of solar energy systems to residential customers for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

Cost of Revenue, Gross Profit and Gross Profit Margin

	Three Months Ended June 30,		Change
(Dollars in thousands)	2013	2012	$	%
Operating leases	$7,223	$3,710	$3,513	95%
Gross profit of operating leases	13,385	7,818	5,567	71%
Gross profit margin of operating lease revenue	65%	68%
Solar energy systems	$15,247	$31,899	$(16,652)	(52)%
Gross profit of solar energy systems	2,094	3,147	(1,053)	(33)%
Gross profit margin of solar energy systems	12%	9%
Total cost of revenue	$22,470	$35,609	$(13,139)	(37)%
Total gross profit	15,479	10,965	4,514	41%
Total gross profit margin	41%	24%

Cost of operating leases revenue increased by $3.5 million, or 95%, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. This increase was primarily due to an increase in the aggregate cost of solar energy systems placed under operating leases that were interconnected and being depreciated.

Cost of sales of solar energy systems decreased by $16.7 million, or 52%, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. This decrease was in line with the decline in sales of solar energy systems. In addition, estimated losses from long-term solar energy system sales contracts decreased by $0.5 million for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

Operating Expenses

	Three Months Ended June 30,		Change
(Dollars in thousands)	2013	2012	$	%
Sales and marketing expense	$21,344	$15,700	$5,644	36%
General and administrative expense	21,176	10,788	10,388	96%

Total operating expenses	$42,520	$26,488	$16,032	61%

Sales and marketing expense increased by $5.6 million, or 36%, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. This increase was primarily due to the increase in the average number of personnel in sales departments from 473, for the three months ended June 30, 2012, to 757, for the three months ended June 30, 2013. As a result of this growth in headcount, employee compensation costs increased by $5.0 million for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. In addition, promotional marketing expenses increased by $0.9 million for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

General and administrative expense increased by $10.4 million, or 96%, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. This increase was due to the increase in the average number of personnel in general and administrative departments from 198, for the three months ended June 30, 2012, to 294, for the three months ended June 30, 2013. As a result of this growth in headcount, employee compensation costs increased by $4.9 million and facilities costs increased by $0.5 million for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. In addition, the increase in the number of financing funds and general business activity contributed to an increase in legal and professional fees of $3.9 million for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

Other Income and Expenses

	Three Months Ended June 30,		Change
(Dollars in thousands)	2013	2012	$	%
Interest expense, net	$5,421	$4,841	$580	12%
Other expenses, net	162	1,455	(1,293)	(89)%

Total interest and other expenses, net	$5,583	$6,296	$(713)	(11)%

Interest expense, net, increased by $0.6 million, or 12%, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. Interest expense, net, is comprised of imputed interest on financing obligations of $3.0 million and $2.8 million and interest on bank borrowings, net of interest income on cash balances, of $2.4 million and $2.0 million, each as of the three months ended June 30, 2013 and 2012, respectively. This increase was a result of higher carrying balances related to financing obligations and bank borrowings for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

Other expenses, net, decreased by $1.3 million, or 89%, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. The expense for the three months ended June 30, 2012 was primarily from a change in the fair value of convertible redeemable preferred stock warrants, which were converted to common stock warrants upon the closing of the Company’s initial public offering of its common stock in December 2012 and therefore are no longer being revalued.

Net Income (Loss) Attributable to Noncontrolling Interests

	Three Months Ended June 30,		Change
(Dollars in thousands)	2013	2012	$	%
Net income (loss) attributable to noncontrolling interests	$(8,764)	$3,984	$(12,748)	320%

The net loss attributable to noncontrolling interests in the three months ended June 30, 2013 was $8.8 million compared to income of $4.0 million in the three months ended June 30, 2012. The net loss allocation to noncontrolling interests in the three months ended June 30, 2013 was primarily due to a $32.3 million loss allocation from financing funds to which we were selling assets. This loss allocation was partially offset by a $19.4 million income allocation from a financing fund in which in addition to operations in the period, the contractual documents were amended in the period, that resulted in an increased income allocation to the fund investor, and a $3.5 million income allocation to a fund investor in an entity that has a lease pass-through joint venture arrangement with us. The net income allocation to noncontrolling interests in the three months ended June 30, 2012 was primarily due to a reversal of a loss allocation in a prior quarter from a financing fund as U.S. Treasury grants were received and distributed to the fund investor.

Six Months Ended June 30, 2013 and 2012

Revenue

	Six Months Ended June 30,		Change
(Dollars in thousands)	2013	2012	$	%
Operating leases	$35,697	$19,667	$16,030	82%
Solar energy systems sales	32,240	51,748	(19,508)	(38)%

Total revenue	$67,937	$71,415	$(3,478)	(5)%

Total revenue decreased by $3.5 million, or 5%, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

Operating leases revenue increased by $16.0 million, or 82%, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. This increase was attributable to an increase in solar energy systems placed in service under leases and power purchase agreements between July 1, 2012 and June 30, 2013. The average of the aggregate megawatt production capacity of solar energy systems in service increased by 113%, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. However, the impact of the installed base on the increase in revenue varied by the mix between systems under leases and power purchase agreements and also when the systems were placed in service. This significant growth was attributable to our continued success in the installation and operation of solar energy systems under lease and power purchase agreements in new and existing markets.

Revenue from sales of solar energy systems decreased by $19.5 million, or 38%, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. This decrease was primarily due to a $15.9 million decrease in revenue from long-term solar energy system sales contracts, of which $9.0 million of the decrease in revenue related to sales to a specific commercial customer, and a $7.8 million decrease in large commercial solar energy system sales for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. These decreases also partially resulted from a lower average sales price of solar energy systems sold due to a decrease in the cost of solar energy system components that in turn led to a downward impact on the competitive market price of solar energy systems sold. We expect that any further decline in the cost of solar energy system components would continue to similarly impact our average sales price. These decreases were offset in part by an $10.5 million increase in revenue from sales of solar energy systems to the government, a $1.9 million increase in revenue from sales of energy efficiency products and services, to $5.1 million from $3.2 million, and a $0.5 million increase in revenue from sales of solar energy systems to residential customers for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

Cost of Revenue, Gross Profit and Gross Profit Margin

	Six Months Ended June 30,		Change
(Dollars in thousands)	2013	2012	$	%
Operating leases	$12,726	$6,292	$6,434	102%
Gross profit of operating leases	22,971	13,375	9,596	72%
Gross profit margin of operating lease revenue	64%	68%
Solar energy systems	$27,036	$44,024	$(16,988)	(39)%
Gross profit of solar energy systems	5,204	7,724	(2,520)	(33)%
Gross profit margin of solar energy systems	16%	15%
Total cost of revenue	$39,762	$50,316	$(10,554)	(21)%
Total gross profit	28,175	21,099	7,076	34%
Total gross profit margin	41%	30%

Cost of operating leases revenue increased by $6.4 million, or 102%, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. This increase was primarily due to an increase in the aggregate cost of solar energy systems placed under operating leases that were interconnected and being depreciated.

Cost of sales of solar energy systems decreased by $17.0 million, or 39%, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. This decrease was in line with decreased sales of solar energy systems. In addition, upfront losses from long-term solar energy system sales contracts decreased by $0.8 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

Operating Expenses

	Six Months Ended June 30,		Change
(Dollars in thousands)	2013	2012	$	%
Sales and marketing expense	$39,223	$31,831	$7,392	23%
General and administrative expense	37,794	19,350	18,444	95%

Total operating expenses	$77,017	$51,181	$25,836	50%

Sales and marketing expense increased by $7.4 million, or 23%, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. This increase was primarily due to the increase in the average number of personnel in sales departments from 422, for the six months ended June 30, 2012, to 744, for the six months ended June 30, 2013. As a result of this growth in headcount, employee compensation costs increased by $9.2 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. In addition, referral fees increased by $1.0 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. These increases were partially offset by a $2.8 million decrease in broadcast advertising costs for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

General and administrative expense increased by $18.4 million, or 95%, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. This increase was due to the increase in the average number of personnel in general and administrative departments from 183, for the six months ended June 30, 2012, to 280, for the six months ended June 30, 2013. As a result of this growth in headcount, employee compensation costs increased by $7.9 million and facilities costs increased by $0.7 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. In addition, the increase in the number of financing funds and general business activity contributed to an increase in legal, audit, and professional fees of $7.8 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

Other Income and Expenses

	Six Months Ended June 30,		Change
(Dollars in thousands)	2013	2012	$	%
Interest expense, net	$11,740	$8,335	$3,405	41%
Other expenses, net	302	10,429	(10,127)	(97)%

Total interest and other expenses, net	$12,042	$18,764	$(6,722)	(36)%

Interest expense, net, increased by $3.4 million, or 41%, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. Interest expense, net, is comprised of imputed interest on financing obligations of $6.9 million and $4.9 million and interest on bank borrowings, net of interest income on cash balances of $4.8 million and $3.4 million, each as of the six months ended June 30, 2013 and 2012, respectively. This increase was a result of higher carrying balances related to financing obligations and bank borrowings for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

Other expenses, net, decreased by $10.1 million, or 97%, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. The expense for the six months ended June 30, 2012 was primarily from a change in the fair value of convertible redeemable preferred stock warrants, which were converted to common stock warrants upon the closing of the Company’s initial public offering of its common stock in December 2012 and therefore are no longer being revalued.

Net Loss Attributable to Noncontrolling Interests

	Six Months Ended June 30,		Change
(Dollars in thousands)	2013	2012	$	%
Net loss attributable to noncontrolling interests	$(5,925)	$(25,834)	$19,909	(77)%

The net loss attributable to noncontrolling interests in the six months ended June 30, 2013 was $5.9 million compared to $25.8 million in the six months ended June 30, 2012. The net loss allocation to noncontrolling interests in the six months ended June 30, 2013 was primarily due to a $49.1 million loss allocation from financing funds to which we were selling assets. This loss allocation was partially offset by a $36.2 million income allocation from a financing fund in which in addition to operations in the period, the contractual documents were amended in the period, that resulted in an increased income allocation to the fund investor, and a $5.8 million income allocation to a fund investor in an entity that has a lease pass-through joint venture arrangement with us. The net loss allocation to noncontrolling interests in the six months ended June 30, 2012 was primarily due to a $25.1 million loss allocation from financing funds to which we were tranching assets.

Liquidity and Capital Resources

The following table summarizes our condensed consolidated cash flows:

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Net cash provided by (used in) operating activities	$82,937	$(38,464)
Net cash used in investing activities	(300,147)	(180,522)
Net cash provided by financing activities	216,736	230,294

Net (decrease) increase in cash and cash equivalents	$(474)	$11,308

We finance our operations, including the costs of acquisition and installation of solar energy systems, mainly through a variety of financing fund arrangements that we have formed with fund investors, credit facilities from banks, and cash generated from our operations. As of June 30, 2013, we had $660.4 million of available commitments from our fund investors, including a $344.0 million financing fund structured as a debt facility, that would be available through our asset monetization strategy.

While we had a net loss for the six months ended June 30, 2013, we believe that our existing cash and cash equivalents, funds available under a secured credit facility and funds available in our existing financing funds that can be drawn down through our asset monetization strategy will be sufficient to meet our cash requirements for at least the next twelve months.

Operating Activities

In the six months ended June 30, 2013, we generated $82.9 million in net cash from operations. This cash inflow primarily resulted from an increase in deferred revenue of $79.9 million related to upfront lease payments received from customers, solar energy system incentive rebate payments received from various state and local governments and deferred investment tax credits revenue, an increase in accounts payable of $14.7 million, an increase in accrued and other liabilities of $31.4 million including $29.6 million received from an investor as a prepayment for monetization of investment tax credits for solar energy systems that will be placed in service after June 30, 2013, and a decrease in inventories of $19.2 million. This cash inflow was offset in part by an increase in prepaid expenses and other current assets of $12.7 million, an increase in incentive rebates receivable of $2.7 million, and a net loss of $60.8 million, reduced by non-cash items such as depreciation and amortization of $16.0 million, stock-based compensation of $9.0 million and interest on lease pass-through obligations of $6.9 million and increased by a reduction in lease pass-through obligations of $14.2 million.

In the six months ended June 30, 2012, we utilized $38.5 million in net cash for operations. This cash outflow primarily resulted from a net loss of $48.9 million, reduced by non-cash items such as depreciation and amortization of $9.0 million, stock-based compensation of $4.7 million, interest on lease pass-through obligations of $4.9 million and changes in the fair values of mandatorily redeemable preferred stock warrants of $9.6 million and increased by a reduction in lease pass-through obligations of $7.3 million. This cash outflow also increased in part due to a decrease in accounts payable of $68.1 million as we paid our suppliers, an increase in accounts receivable of $16.4 million and an increase in other assets of $5.1 million. This cash outflow was offset in part by an increase in deferred revenue of $62.5 million related to upfront lease payments received from customers and solar energy system incentive rebate payments received from various state and local governments, an increase in accrued and other liabilities of $21.7 million, and a decrease in inventories of $2.2 million.

Investing Activities

Our investing activities consisted primarily of capital expenditures.

In the six months ended June 30, 2013, we used $300.1 million in investing activities. Of this amount, we used $296.2 million on the design and installation of solar energy systems under operating leases with our customers and $3.9 million on the acquisition of vehicles, office equipment, leasehold improvements and furniture.

In the six months ended June 30, 2012, we used $180.5 million in investing activities. Of this amount, we used $174.6 million on the design, acquisition and installation of solar energy systems under operating leases with our customers and $6.0 million on the acquisition of vehicles, office equipment, leasehold improvements and furniture.

Financing Activities

In the six months ended June 30, 2013, we generated $216.7 million from financing activities. We received $34.5 million, net of fees, from long-term debt. We repaid $18.6 million of long-term debt and $1.2 million of our capital lease obligation. We received an additional $98.5 million from U.S. Treasury grants associated with our solar energy systems that we had leased to customers. We also received $20.6 million from fund investors in our lease pass-through financing funds and $146.1 million from fund investors in our joint ventures. We paid distributions to fund investors of $76.2 million. We received $5.3 million from the issuance of common stock upon the exercise of stock options for cash and received an additional $8.0 million from the issuance of common stock upon the exercise of common stock warrants.

In the six months ended June 30, 2012, we generated $230.3 million from financing activities. We received $80.9 million, net of transaction costs, from the issuance of convertible redeemable preferred stock. We received an additional $60.5 million from long-term debt and $19.4 million from our revolving line of credit. We repaid $18.1 million of long-term debt. We received $48.1 million from U.S. Treasury grants associated with our solar energy systems that we had leased to customers. We also received $123.6 million from fund investors in our lease pass-through financing funds and $21.8 million from fund investors in our joint ventures and paid distributions to fund investors of $91.3 million.

Secured Credit Agreements and Financing Fund Commitments

There have been no material changes to our secured credit agreements and financing fund commitments during the six months ended June 30, 2013 from those disclosed in our annual report on Form 10-K for the year ended December 31, 2012 other than as noted under Liquidity and Capital Resources above and as noted below.

In February 2013, one of our subsidiaries entered into an agreement with a bank for a term loan of $10.0 million. The loan proceeds were used to finance our acquisition of a fund investor’s interests in three of our financing funds. The loan bears interest at an annual rate equal to the lower of (i) the sum of LIBOR plus 3.25% and (ii) an interest rate cap of 6.50%. As of June 30, 2013, the interest rate for the loan was 3.44%. The loan is secured by the assets of certain of our subsidiaries and is nonrecourse to our other assets. The loan matures on January 31, 2015. As of June 30, 2013, we had $8.1 million outstanding under the loan and were in compliance with all debt covenants.

In February 2013, we formed a new financing fund with a new investor into which the fund investor will contribute up to $25.0 million. In April 2013, we amended the contractual terms of an existing financing fund to increase the available funding by $75.0 million. In May 2013, we formed a new financing fund with a new investor into which the fund investor will contribute up to $100.0 million. In June 2013, we formed a new financing fund with a new investor into which the fund investor will contribute up to $75.0 million. On June 7, 2013, one of our subsidiaries entered into an agreement with a syndicate of banks for a term loan of $100.0 million for working capital. The loan bears interest at an annual rate equal to LIBOR plus 3.25%. As of June 30, 2013, the interest rate for the loan was 3.44%. The loan is secured by the assets and future cash inflows of our subsidiary and is nonrecourse to our other assets. The loan matures on June 7, 2015. As of June 30, 2013, we had $17.7 million outstanding under the loan and were in compliance with all debt covenants.

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

Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and other operating expenses and reducing our funds available for capital investment, operations or other purposes. In addition, we must use a substantial portion of our cash flow to service debt, which may affect our ability to make future acquisitions or capital expenditures. A hypothetical 10% change in our interest rates would have increased the interest expense recorded by $0.2 million and $0.3 million for the six months ended June 30, 2013 and 2012, respectively.

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

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2013, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a 15(d) and 15d 15(d) of the Exchange Act that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

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

The federal government currently offers a 30% investment tax credit under Section 48(a)(3) of the Internal Revenue Code, or the Federal ITC, for the installation of certain solar power facilities until December 31, 2016. This credit is due to adjust to 10% in 2017. Solar energy systems that began construction prior to the end of 2011 were eligible to receive a 30% federal cash grant paid by the U.S. Treasury Department under Section 1603 of the “American Recovery and Reinvestment Act of 2009,” or the U.S. Treasury grant, in lieu of the Federal ITC. Pursuant to the Budget Control Act of 2011, U.S. Treasury grants are subject to sequestration beginning in 2013. Specifically, U.S. Treasury grants made on or after March 1, 2013 through September 30, 2013 will be reduced by 8.7%, regardless of when the U.S. Treasury received the application. As a result, for all applications pending or to be submitted as of June 30, 2013, we expect to suffer grant shortfalls of approximately $3.9 million associated with our financing funds. The sequestration reduction rate is subject to change at the federal government’s fiscal year end of September 30, 2013. In addition, applicable authorities may adjust or decrease incentives from time to time or include provisions for minimum domestic content requirements or other requirements to qualify for these incentives.

Reductions in, or eliminations or expirations of, governmental incentives could adversely impact our results of operations and ability to compete in our industry by increasing our cost of capital, causing us to increase the prices of our energy and solar energy systems, and reducing the size of our addressable market. In addition, this would adversely impact our ability to attract investment partners and to form new financing funds and our ability to offer attractive financing to prospective customers. For the quarter ended June 30, 2013, more than 96% of new customers chose to enter into financed lease or power purchase agreements rather than buying a solar energy system for cash.

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

In July 2012, we and other companies with significant market share, and other companies related to the solar industry, received subpoenas from the U.S. Department of Treasury’s Office of the Inspector General to deliver certain documents in our respective possession. In particular, our subpoena requested, among other things, documents dated, created, revised or referred to since January 1, 2007 that relate to our applications for U.S. Treasury grants or communications with certain other solar development companies or certain firms that appraise solar energy property for U.S. Treasury grant application purposes. The Inspector General is working with the Civil Division of the U.S. Department of Justice to investigate the administration and implementation of the U.S. Treasury grant program, including possible misrepresentations concerning the fair market value of the solar power systems submitted for grant under that program made in grant applications by companies in the solar industry, including us. We intend to cooperate fully with the Inspector General and the Department of Justice. We are continuing to produce documents and testimony as requested by the Inspector General. We anticipate at least three months will be required to complete the gathering and production of the information requested by the Inspector General, and that the Inspector General will require at least another year to conclude its review. If at the conclusion of the investigation the Inspector General concludes that misrepresentations were made, the Department of Justice could decide to bring a civil action to recover amounts it believes were improperly paid to us. If it were successful in asserting this action, we could then be required to pay damages and penalties for any funds received based on such misrepresentations (which, in turn, could require us to make indemnity payments to certain of our fund investors). Such consequences could have a material adverse effect on our business, liquidity, financial condition and prospects. Additionally, the period of time necessary to resolve the investigation is uncertain, and this matter could require significant management and financial resources that could otherwise be devoted to the operation of our business.

If the Internal Revenue Service or the U.S. Treasury Department makes additional determinations that the fair market value of our solar energy systems is materially lower than what we have claimed, we may have to pay significant amounts to our financing funds or to our fund investors and such determinations could have a material adverse effect on our business, financial condition and prospects.

We and our fund investors claim the Federal ITC or the U.S. Treasury grant in amounts based on the fair market value of our solar energy systems. We have obtained independent appraisals to support the fair market values we report for claiming Federal ITCs and U.S. Treasury grants. The Internal Revenue Service and the U.S. Treasury Department review these fair market values. With respect to U.S. Treasury grants, the U.S. Treasury Department reviews the reported fair market value in determining the amount initially awarded, and the Internal Revenue Service and the U.S. Treasury Department may also subsequently audit the fair market value and determine that amounts previously awarded must be repaid to the U.S. Treasury Department or that such excess awards constitute taxable income for U.S. federal income tax purposes. Such audits of a small number of our financing funds are ongoing. With respect to Federal ITCs, the Internal Revenue Service may review the fair market value on audit and determine that the tax credits previously claimed must be reduced. If the fair market value is determined in either of these circumstances to be less than we reported, we may owe the fund or our fund investors an amount equal to this difference, plus any costs and expenses associated with a challenge to that valuation. We could also be subject to tax liabilities, including interest and penalties. As we previously disclosed in our Form S-1 dated June 18, 2013, from time to time the U.S. Treasury Department has determined in some instances to award us U.S. Treasury grants for our solar energy systems at a materially lower value than we had established in our appraisals and, as a result, we have been required to pay our fund investors a true-up payment or contribute additional assets to the associated financing funds. Subsequent to our Form 10-K filing, the U.S. Treasury Department has made similar determinations with respect to additional grant applications. As a result of these actions by the U.S. Treasury Department, based on the number of such systems that we have placed in service and that we plan to place in service using funds contributed by investors to our financing funds currently, we estimate that we would be obligated to pay the investors approximately $10.7 million to compensate them for the anticipated shortfall in grants. In response to such shortfalls, two of our financing funds recently filed a lawsuit in the United States Court of Federal Claims to recover the difference between the U.S. Treasury grants they sought and the amounts the U.S. Treasury paid; to the extent that these lawsuits are successful any recovery would be used to repay us for amounts we previously reimbursed those funds. Our investors are contributing to our financing funds at the amounts the U.S. Treasury Department has most recently awarded on similarly situated energy systems to reduce or eliminate the need for the company to subsequently pay those investors true-up payments or contribute additional assets to the associated financing funds.

If the Internal Revenue Service or the U.S. Treasury Department further disagrees now or in the future, as a result of any pending or future audit, the outcome of the Department of Treasury Inspector General investigation, the change in guidelines or otherwise, with the fair market value of more of our solar energy systems that we have constructed or that we construct in the future, including any systems for which grants have already been paid, and determines we have claimed too high of a fair market value, it could have a material adverse effect on our business, financial condition and prospects. For example, a hypothetical five percent downward adjustment in the fair market value in the approximately $501.0 million of U.S. Department of Treasury grant applications that have been awarded from the beginning of the U.S. Treasury grant program through June 30, 2013 would obligate us to repay approximately $25.1 million to our fund investors.

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

We have guaranteed a minimum return to be received by an investor in one of our financing funds and could be adversely affected if we are required to make any payments under this guarantee.

We have guaranteed to make payments to the investor in one of our financing funds to compensate for payments that the investor would be required to make to a certain third party as a result of the investor not achieving a specified minimum internal rate of return in this fund, assessed annually. The amounts of potential future payments under this guarantee depends on the amounts and timing of future distributions to the investor from the funds and the tax benefits that accrue to the investor from the funds’ activities. Because of uncertainties associated with estimating the timing and amounts of distributions to the investor, we cannot determine the potential maximum future payments that we could have to make under this guarantee. We may agree to similar terms in the future if market conditions require it. Any significant payments that we may be required to make under our guarantees could adversely affect our financial condition.

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

We have incurred net losses in the past, and we had an accumulated deficit of 166.3 million as of June 30, 2013. We may incur net losses from operations as we increase our spending to finance the expansion of our operations, expand our installation, engineering, administrative, sales and marketing staffs, and implement internal systems and infrastructure to support our growth. We do not know whether our revenue will grow rapidly enough to absorb these costs, and our limited operating history makes it difficult to assess the extent of these expenses or their impact on our operating results. Our ability to achieve profitability depends on a number of factors, including:

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

We have not performed an evaluation of our internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act, nor have we engaged our independent registered public accounting firm to perform an audit of our internal control over financial reporting as of any balance sheet date or for any period reported in our financial statements. Had we performed such an evaluation or had our independent registered public accounting firm performed an audit of our internal control over financial reporting, material weaknesses, in addition to those discussed above, may have been identified. For so long as we qualify as an “emerging growth company” under the JOBS Act, we will not have to provide an auditor’s attestation report on our internal controls in future annual reports on Form 10-K as otherwise required by Section 404(b) of the Sarbanes-Oxley Act. During the course of the evaluation, documentation or attestation, we or our independent registered public accounting firm may identify weaknesses and deficiencies that we may not otherwise identify in a timely manner or at all as a result of the deferred implementation of this additional level of review.

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

We purchase solar panels, inverters and other system components from a limited number of suppliers, making us susceptible to quality issues, shortages and price changes. If we fail to develop, maintain and expand our relationships with these or other suppliers, we may be unable to adequately meet anticipated demand for our solar energy systems, or we may only be able to offer our systems at higher costs or after delays. If one or more of the suppliers that we rely upon to meet anticipated demand ceases or reduces production, we may be unable to quickly identify alternate suppliers or to qualify alternative products on commercially reasonable terms, and we may be unable to satisfy this demand. In particular, there are a limited number of inverter suppliers. Once we design a system for use with a particular inverter, if that type of inverter is not readily available at an anticipated price, we may incur additional delay and expense to redesign the system. There have also been periods of industry-wide shortage of key components, including solar panels, in times of rapid industry growth. The manufacturing infrastructure for some of these components has a long lead time, requires significant capital investment and relies on the continued availability of key commodity materials, potentially resulting in an inability to meet demand for these components. Any decline in the exchange rate of the U.S. dollar compared to the functional currency of our component suppliers could increase our component prices. In addition, the U.S. government has imposed tariffs on solar cells manufactured in China. Based on determinations by the U.S. government, the applicable anti-dumping and countervailing tariff rates range from approximately 8%-255%. Such anti-dumping and countervailing tariffs are subject to annual review and can be increased if deemed necessary. Because we currently purchase solar panels containing cells manufactured outside of China, we currently are not materially impacted by the tariffs. However, if in the future we purchase solar panels containing cells manufactured in China, our purchase price would reflect the tariff penalties mentioned above. Any of these shortages, delays or price changes could limit our growth, cause cancellations or adversely affect our profitability, and result in loss of market share and damage to our brand.

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

Our business has benefited from the declining cost of solar panels, and our financial results may be harmed now that the cost of solar panels has stabilized and could increase in the future.

The declining cost of solar panels and the raw materials necessary to manufacture them has been a key driver in the pricing of our solar energy systems and customer adoption of this form of renewable energy. Now that solar panel and raw materials prices have stabilized and could increase in the future, our growth could slow and our financial results could suffer. In addition, in the past we have purchased a significant portion of the solar panels used in our solar energy systems from manufacturers based in China, some of whom benefit from favorable foreign regulatory regimes and governmental support, including subsidies. If this support were to decrease or be eliminated, or if tariffs imposed by the U.S. government were to increase the prices of these solar panels, our ability to purchase these products on competitive terms or to access specialized technologies from those countries could be restricted. Any of those events could harm our financial results by requiring us to pay higher prices or to purchase solar panels or other system components from alternative, higher-priced sources. In addition, the U.S. government has imposed tariffs on solar cells manufactured in China. These tariffs will increase the price of solar panels containing these Chinese-manufactured cells, which may harm our financial results in the event we purchase such panels.

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

We have entered into several secured credit agreements, including a working capital facility under which we may borrow up to $100.0 million (with $75.0 million currently committed from several lenders and an additional $25.0 million subject to further conditions) that matures in September 2014, a $58.5 million term loan credit facility for the purchase of inventory and working capital needs that matures in August 2013, and a $7.0 million term facility to finance the purchase of vehicles that matures in the first quarter of 2015. Each facility requires us to comply with certain financial, reporting and other requirements. The timing of our commercial projects has on occasion adversely affected our ability to satisfy certain financial covenants under these or prior facilities. While our lenders have given us waivers of certain covenants we have not satisfied in the past, there is no assurance that the lenders will waive or forbear from exercising their remedies with respect to any future defaults that might occur, which also could trigger defaults under our other credit agreements. For example, on April 30, 2012 and May 31, 2012, we did not meet a financial ratio covenant, and on June 30, 2012, we breached a financial covenant related to non-GAAP EBITDA under our prior working capital facility, which also resulted in a default under a separate vehicle financing facility with the same administrative bank agent. The bank waived these breaches, and in September 2012 we refinanced all amounts borrowed under the prior working capital facility with the $100.0 million working capital facility described above. In May 2013, we executed amendments to two of our secured credit facilities and obtained a waiver from our lenders under our third secured credit facility so that financial covenants regarding debt service coverage for the first quarter of 2013 would not apply to us. Concurrently with our proposed convertible note offering, we have amended the debt service coverage ratio in all three of our secured credit facilities to limit debt service to only cash interest charges. We believe that some of the financial and other covenants are generally more favorable to us than those in the prior working capital facility, however a breach of these covenants may still occur in the future.

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

The trading price of our common stock has been volatile since our initial public offering. Since shares of our common stock were sold in our initial public offering in December 2012 at a price of $8.00 per share, the reported high and low sales prices of our common stock has ranged from $9.20 to $52.77 per share, through August 5, 2013. The market price of our common stock may fluctuate widely in response to many risk factors listed in this section and others beyond our control, including:

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

We could remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenue exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

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

We have currently filed registration statements for a convertible note offering and a concurrent share lending transaction. Upon completion of these proposed transactions, we will have approximately 81.1 million outstanding shares of common stock based on the number of shares outstanding as of June 30, 2013 and assuming no exercise of outstanding options after June 30, 2013. Holders of up to approximately 51.9 million of these shares will be entitled to rights with respect to registration of these shares under the Securities Act pursuant to an investors’ rights agreement. If these holders of our common stock, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our common stock. If we file a registration statement for the purposes of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired.

Insiders have substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control.

As of June 30, 2013, our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, owned approximately 70.0% of the outstanding shares of our common stock. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might affect the market price of our common stock.

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

Date: August 9, 2013

SOLARCITY CORPORATION

By:	/s/ LYNDON R. RIVE
Lyndon R. Rive
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.6e+	Amendment to Term Loan Agreement and Revolving Credit Agreement, dated as of August 15, 2012, between the Company and U.S. Bank National Association.

10.6f+	Fifth Amendment to Term Loan Agreement, dated as of October 12, 2012, between the Company and U.S. Bank National Association.

10.6g+	Amendment to Term Loan Agreement, dated as of May 9, 2013, between the Company and U.S. Bank National Association.

10.6h+	Sixth Amendment to Term Loan Agreement, dated as of June 18, 2013, between the Company and U.S. Bank National Association.

10.8a+	Amendment to Credit Agreement, dated as of October 12, 2012, among the Company, Bank of America, N.A., as Administrative Agent and the lenders party thereto.

10.8b+	Amendment to Credit Agreement, dated as of December 31, 2012, among the Company, Bank of America, N.A., as Administrative Agent and the lenders party thereto.

10.8c+	Amendment Number One to Credit Agreement, dated as of June 18, 2013, among the Company, Bank of America, N.A., as Administrative Agent and the lenders party thereto.

10.10a+	Amendment to Credit Agreement, dated as of October 12, 2012, among the Company, Bank of America, N.A., as Administrative Agent and the lenders party thereto.

10.10b+	Amendment to Credit Agreement, dated as of November 9, 2012, among the Company, Bank of America, N.A., as Administrative Agent and the lenders party thereto.

10.10c+	Amendment to Credit Agreement, dated as of December 31, 2012, among the Company, Bank of America, N.A., as Administrative Agent and the lenders party thereto.

10.10d+	Amendment Number One to Credit Agreement, dated as of June 18, 2013, among the Company, Bank of America, N.A., as Administrative Agent and the lenders party thereto.

10.12*	Loan Agreement among AU Solar 1, LLC (an indirect wholly owned subsidiary of the Registrant), as borrower, Credit Suisse Securities (USA) LLC, ING Capital LLC and Rabobank, N.A., as joint lead arrangers, Credit Suisse AG, Cayman Islands Branch, as collateral agent and administrative agent, and the lenders parties thereto, dated as of June 7, 2013.

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS††	XBRL Instance Document.

101.SCH††	XBRL Taxonomy Schema Linkbase Document.

101.CAL††	XBRL Taxonomy Calculation Linkbase Document.

101.DEF††	XBRL Taxonomy Definition Linkbase Document.

101.LAB††	XBRL Taxonomy Labels Linkbase Document.

101.PRE††	XBRL Taxonomy Presentation Linkbase Document.

*	Confidential treatment requested as to certain portions of this exhibit, which portions have been omitted and submitted separately to the Securities and Exchange Commission.
+	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 24, 2013.

†	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of SolarCity Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
††	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and is otherwise not subject to liability under these sections.