Form 10-Q
period 2013-09-30
SOLARCITY CORP
filed 2013-11-12
CIK 1408356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

The number of shares outstanding of the registrant’s common stock as of September 30, 2013 was 83,129,286.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The discussion in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies; anticipated future financial results; expected trends in certain financial and operating metrics; our belief that tracking the aggregate megawatt, or MW, production capacity of the systems is an indicator of the growth rate of our solar energy systems business; projections on growth in the markets that we operate and our growth rates; the anticipated penetration of our SolarStrong project; pricing trends, including our ability to achieve economies of scale in both installation and capital costs; our belief that adequate surplus capacity of non-tariff solar panels is available to suit our future needs; projections relating to our use of and reliance on U.S. Treasury grants and federal, state and local incentives; our regulatory status as a non-utility and our ability to meet the regulatory requirements of a public company; expansion and hiring plans; product development efforts, including our belief that advances in battery storage technology, steep reductions in pricing and burgeoning policy changes that support energy storage hold significant promise for enabling deployments of grid-connected energy storage systems; customer preferences, including our belief that there is a strong overlap between customer demand for electric vehicles and solar energy; the fair market value of our solar energy systems and any increase or decrease in the cost of solar energy components; the life and durability of our solar systems and equipment, and anticipated contract renewals; our marketing efforts; the payment of future dividends; and our belief as to the sufficiency of our existing cash and cash equivalents, funds available under secured credit facilities and funds available under existing financing funds to meet our working capital and operating resource requirements for the next 12 months.

The forward-looking statements are contained principally in, but not limited to, the sections titled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, forward-looking statements also consist of statements involving trend analyses and statements including such words as “may,” “believe,” “will,” “could,” “anticipate,” “would,” “might,” “potentially,” “estimate,” “continue,” “plan,” “expect,” “intend,” and similar expressions or the negative of these terms or other comparable terminology that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of a number of factors, including those set forth below in “Risk Factors,” and in our other reports filed with the U.S. Securities and Exchange Commission. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We undertake no obligation to revise or publically release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SolarCity Corporation

Condensed Consolidated Balance Sheets

(In Thousands, Except Share Par Values)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$132,986	$160,080
Restricted cash	3,269	7,516
Accounts receivable (net of allowances for doubtful accounts of $819 and $220 as of September 30, 2013 and December 31, 2012, respectively)	32,791	25,145
Rebates receivable	19,158	17,501
Inventories	90,753	87,903
Deferred income tax asset	7,762	5,770
Prepaid expenses and other current assets	25,527	11,502

Total current assets	312,246	315,417
Restricted cash	1,701	2,810
Solar energy systems, leased and to be leased – net	1,491,941	1,002,184
Property and equipment – net	20,471	18,635
Goodwill and intangible assets – net	105,351	626
Other assets	28,625	22,170

Total assets(1)	$1,960,335	$1,361,842

Liabilities and equity
Current liabilities:
Accounts payable	$134,123	$62,986
Distributions payable to noncontrolling interests	17,634	12,028
Current portion of deferred U.S. Treasury grants income	15,404	11,376
Accrued and other current liabilities	51,800	52,334
Customer deposits	9,208	8,753
Current portion of deferred revenue	52,989	31,516
Current portion of long-term debt	9,158	20,613
Current portion of lease pass-through financing obligation	29,629	13,622
Current portion of sale-leaseback financing obligation	410	389

Total current liabilities	320,355	213,617
Deferred revenue, net of current portion	326,884	204,396
Long-term debt, net of current portion	132,149	83,533
Long-term deferred tax liability	7,791	5,790
Lease pass-through financing obligation, net of current portion	103,128	125,884
Sale-leaseback financing obligation, net of current portion	14,444	14,755
Deferred U.S. Treasury grants income, net of current portion	411,316	286,884
Other liabilities and deferred credits	182,288	112,056

Total liabilities(1)	1,498,355	1,046,915
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.0001 par value – authorized, 1,000,000 shares as of September 30, 2013 and December 31, 2012, respectively; issued and outstanding, 83,129 and 74,913 as of September 30, 2013 and December 31, 2012, respectively	8	7
Additional paid-in capital	469,053	325,705
Accumulated deficit	(162,915)	(111,392)

Total stockholders’ equity	306,146	214,320
Noncontrolling interests in subsidiaries	155,834	100,607

Total equity	461,980	314,927

Total liabilities and equity	$1,960,335	$1,361,842

(1)	The Company’s consolidated assets as of September 30, 2013 and December 31, 2012 include $651,218 and $562,531, respectively, being assets of variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs. These assets include solar energy systems, leased and to be leased, net, of $612,186 and $530,230 as of September 30, 2013 and December 31, 2012, respectively; cash and cash equivalents of $14,938 and $16,065 as of September 30, 2013 and December 31, 2012, respectively; restricted cash, long-term of $193 and $0 as of September 30, 2013 and 2012, respectively; accounts receivable, net, of $4,629 and $1,681 as of September 30, 2013 and December 31, 2012, respectively; prepaid expenses and other assets of $1,794 and $2,603 as of September 30, 2013 and December 31, 2012, respectively; and rebates receivable of $14,660 and $8,985 as of September 30, 2013 and December 31, 2012, respectively; other assets of $2,818 and $2,800 as of September 30, 2013 and 2012, respectively. The Company’s consolidated liabilities as of September 30, 2013 and December 31, 2012 included $32,392 and $19,853, respectively, being liabilities of VIEs whose creditors have no recourse to the Company. These liabilities include distributions payable to noncontrolling interests of $17,634 and $12,028 as of September 30, 2013 and December 31, 2012, respectively; customer deposits of $6,266 and $4,162 as of September 30, 2013 and December 31, 2012, respectively; accounts payable of $0 and $9 as of September 30, 2013 and December 31, 2012, respectively; accrued and other payables of $739 and $938 as of September 30, 2013 and December 31, 2012, respectively; other liabilities of $1,911 and $0 as of September 30, 2013 and December 31, 2012, respectively; and bank borrowings of $5,842 and $2,716 as of September 30, 2013 and December 31, 2012, respectively.

See further description in Note 8, VIE Arrangements.

See accompanying notes.

SolarCity Corporation

Condensed Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Amounts)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
Operating leases	$24,796	$13,917	$60,493	$33,584
Solar energy systems sales	23,804	18,057	56,044	69,805

Total revenue	48,600	31,974	116,537	103,389
Cost of revenue:
Operating leases	8,423	2,323	21,149	8,615
Solar energy systems	22,640	13,900	49,676	57,924

Total cost of revenue	31,063	16,223	70,825	66,539

Gross profit	17,537	15,751	45,712	36,850
Operating expenses:
Sales and marketing	24,310	18,145	63,533	49,976
General and administrative	21,893	12,554	59,687	31,904

Total operating expenses	46,203	30,699	123,220	81,880

Loss from operations	(28,666)	(14,948)	(77,508)	(45,030)
Interest expense, net	5,781	6,587	17,521	14,922
Other expense, net	123	7,466	425	17,895

Loss before income taxes	(34,570)	(29,001)	(95,454)	(77,847)
Income tax benefit (provision)	(23)	(42)	57	(107)

Net loss	(34,593)	(29,043)	(95,397)	(77,954)
Net (loss) income attributable to noncontrolling interests	(37,949)	9,028	(43,874)	(16,806)

Net income (loss) attributable to stockholders	$3,356	$(38,071)	$(51,523)	$(61,148)

Net income ( loss) attributable to common stockholders
Basic	$3,356	$(38,071)	$(51,523)	$(61,148)
Diluted	$3,356	$(38,071)	$(51,523)	$(61,148)
Net income ( loss) per share attributable to common stockholders
Basic	$0.04	$(3.41)	$(0.67)	$(5.63)
Diluted	$0.04	$(3.41)	$(0.67)	$(5.63)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders
Basic	79,918,110	11,161,789	77,228,677	10,867,584
Diluted	88,054,393	11,161,789	77,228,677	10,867,584

See accompanying notes.

SolarCity Corporation

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(UNAUDITED)

	Nine Months Ended September 30,
	2013	2012
Operating activities:
Net loss	$(95,397)	$(77,954)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on disposal of property and equipment	30	10
Depreciation and amortization net of amortization of deferred U.S. Treasury grant income	26,275	14,277
Interest on lease pass-through financing obligation	10,035	8,948
Stock-based compensation	17,166	7,749
Revaluation of convertible redeemable preferred stock warrants	—	16,713
Revaluation of preferred stock forward contract	—	350
Deferred income taxes	9	9
Reduction in lease pass-through financing obligation	(25,525)	(12,057)
Changes in operating assets and liabilities:
Restricted cash	1,454	(6,709)
Accounts receivable	(7,646)	(29,977)
Rebates receivable	(1,657)	(2,825)
Inventories	(2,850)	29,829
Prepaid expenses and other current assets	(17,449)	2,615
Other assets	(3,411)	(7,218)
Accounts payable	71,137	(75,967)
Accrued and other liabilities	66,635	41,137
Customer deposits	455	(3,884)
Deferred revenue	143,682	90,564

Net cash provided by (used in) operating activities	182,943	(4,390)
Investing activities:
Payments for the cost of solar energy systems, leased and to be leased	(507,695)	(290,371)
Purchase of property and equipment	(5,827)	(7,400)
Acquisition of business, net of cash acquired	(3,758)	—

Net cash used in investing activities	(517,280)	(297,771)
Financing activities:
Investment fund financings and bank borrowings:
Borrowings under long-term debt	57,161	119,008
Repayments of long-term debt	(24,690)	(32,168)
Borrowings under bank line of credit	—	19,418
Repayments of bank line of credit	—	(25,000)
Repayments of sale-leaseback financing obligation	(290)	(268)
Proceeds from lease pass-through financing obligation	31,233	138,775
Repayment of capital lease obligations	(1,594)	(27,356)
Proceeds from investment by noncontrolling interests in subsidiaries	221,175	63,532
Distributions paid to noncontrolling interests in subsidiaries	(117,017)	(137,276)
Proceeds from U.S. Treasury grants	123,816	99,916

Net cash provided by financing activities before equity issuances	289,794	218,581
Equity issuances:
Proceeds from exercise of stock options	9,415	1,409
Proceeds from issuance of convertible redeemable preferred stock	—	80,868
Proceeds from issuance of convertible redeemable preferred stock warrants	—	150
Proceeds from exercise of common stock warrants	8,034	—

Net cash provided by equity issuances	17,449	82,427

Net cash provided by financing activities	307,243	301,008

Net decrease in cash and cash equivalents	(27,094)	(1,153)
Cash and cash equivalents, beginning of period	160,080	50,471

Cash and cash equivalents, end of period	$132,986	$49,318

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$4,924	$4,932

Cash paid during the period for taxes	$—	$2,689

See accompanying notes.

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Organization

SolarCity Corporation, or the Company, was incorporated as a Delaware corporation on June 21, 2006. The Company is engaged in the design, installation and sale or lease of solar energy systems to residential and commercial customers, or sale of electricity generated by solar energy systems to customers. The Company’s headquarters are located in San Mateo, California.

2. Summary of Significant Accounting Policies and Procedures

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair statement of the results of operations for the interim periods covered and the consolidated financial position of the Company at the date of the balance sheets. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 27, 2013. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2013, or any other future period. As noted in Note 4, the Company acquired Paramount Energy on September 6, 2013. The acquisition was accounted for as a business combination and has been consolidated in the Company’s condensed consolidated financial statements.

The condensed consolidated financial statements reflect the accounts and operations of the Company and those of its subsidiaries in which the Company has a controlling financial interest. In accordance with the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification Section 810, or ASC 810, Consolidation, the Company consolidates any variable interest entity, or VIE, of which it is the primary beneficiary. The typical condition for a controlling financial interest ownership is holding a majority of the voting interests of an entity; however, a controlling financial interest may also exist in entities, such as variable interest entities, through arrangements that do not involve controlling voting interests. ASC 810 requires a variable interest holder to consolidate a VIE if that party has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company does not consolidate a VIE in which it has a majority ownership interest when the Company is not considered the primary beneficiary. The Company has determined that it is the primary beneficiary in a number of VIEs—refer to Note 8, VIE Arrangements. The Company evaluates its relationships with the VIEs on an ongoing basis to ensure that it continues to be the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Prior period goodwill balance was reclassified in the condensed consolidated financial statements and accompanying notes in order to enhance their comparability to the current period balances. The reclassifications did not impact prior period results of operations or cash flows.

Use of Estimates

The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company regularly makes significant estimates and assumptions including, but not limited to, the estimates which affect the estimated selling price of undelivered elements for revenue recognition purposes, the collectibility of accounts receivable, the valuation of inventories, the estimated total costs for long-term contracts used as a basis of determining percentage of completion for such contracts, the estimated fair value and residual values of solar energy systems subject to leases, accounting for business combinations, the estimates fair values and useful lives of acquired intangible assets, the estimated fair value of noncontrolling interests from business acquisitions, the useful lives of solar energy systems, property and equipment and intangible assets, the determination of accrued liabilities, the discount rates used to estimate the fair value of investment tax credits, the valuation of stock-based compensation, and the determination of valuation allowances associated with deferred tax assets. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ materially from those estimates.

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

As of September 30, 2013 and December 31, 2012, there were no fair value measurements of assets and liabilities subsequent to initial recognition.

The Company’s financial instruments include customer deposits, distributions payable to noncontrolling interests, borrowings under lines of credit, and long-term debt. The carrying values of its financial instruments other than its long-term debt approximate their fair values due to the fact that they were short-term in nature at September 30, 2013 and December 31, 2012 (Level 1). The Company estimates the fair value of its long-term debt based on rates currently offered for debt of similar maturities and terms (Level 3). The Company has estimated the fair value of its long-term debt to approximate its carrying value.

Business Combinations

The Company accounts for business acquisitions under ASC 805, Business Combinations. The cost of an acquisition is measured at the fair value of the assets given, equity instruments issued, and liabilities assumed at the acquisition date. Costs that are directly attributable to the acquisition are expensed as incurred. Identifiable assets, including intangible assets, acquired and liabilities, including contingent liabilities, assumed in the acquisition are measured initially at their fair values at the acquisition date. Any noncontrolling interests in the acquired business are also initially measured at fair value. The Company recognizes goodwill if the aggregate fair value of the total purchase consideration and the noncontrolling interests is in excess of the aggregate fair value of the identifiable assets acquired and the liabilities assumed.

Long-Lived Assets

The Company’s long-lived assets include property and equipment, solar energy systems leased and to be leased, and intangible assets acquired through business combinations. Intangible assets with definite useful lives are amortized over their estimated useful lives, which range from 3 to 30 years. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of a long-lived asset, or group of assets as appropriate, may not be recoverable. If the aggregate undiscounted future net cash flows from a long-lived asset is less than its carrying value, then the Company would recognize an impairment loss based on the discounted future net cash flows.

Goodwill

Goodwill represents the difference between the purchase price and the aggregate fair value of the identifiable assets acquired and the liabilities assumed in a business combination. The Company tests goodwill for impairment annually, in the fourth quarter of each fiscal year, and whenever events or changes in circumstances indicate that the carrying value of goodwill may exceed its fair value, at the consolidated-level, which is the sole reporting unit. When assessing goodwill for impairment, the Company considers its market capitalization adjusted for a control premium and, if necessary, the Company’s discounted cash flow model, which involves significant assumptions and estimates, including the Company’s future financial performance, weighted-average cost of capital, and interpretation of currently enacted tax laws. Circumstances that could indicate impairment and require the Company to perform an impairment test include a significant decline in the Company’s financial results, a significant decline in the Company’s market capitalization relative to its net book value, an unanticipated change in competition or the Company’s market share, a significant change in the Company’s strategic plans, and an adverse action by a regulator.

Warranties

The Company warrants its products for various periods against defects in material or installation workmanship. The Company generally provides a warranty on the generating and non-generating parts of the solar energy systems it sells of typically between five to twenty years. The manufacturer’s warranty on the solar energy systems’ components, which is typically passed through to customers, has a warranty period ranging from one to twenty-five years. The changes in the accrued warranty balance, recorded as a component of accrued and other current liabilities on the condensed consolidated balance sheets, consisted of the following (in thousands):

As of and for the Nine Months Ended September 30, 2013
Balance – beginning of the period	$4,019
Provision charged to warranty expense	2,168
Less warranty claims	(206)

Balance – end of the period	$5,981

Solar Energy Systems Performance Guarantees

The Company guarantees certain specified minimum solar energy production output for systems leased to customers. The Company monitors the solar energy systems to ensure that these outputs are being achieved. The Company evaluates if any amounts are due to its customers. As of December 31, 2012 and September 30, 2013, the Company had recorded liabilities of $0.6 million and $0.9 million, respectively, as accrued and other current liabilities in the condensed consolidated financial statements, relating to these guarantees based on the Company’s assessment of its exposure.

Deferred U.S. Treasury Grants Income

The Company is eligible for U.S. Treasury grants received or receivable on eligible property as defined under Section 1603 of the American Recovery and Reinvestment Act of 2009, as amended by the Tax Relief Unemployment Insurance Reauthorization and Job Creation Act of December 2010, which includes solar energy system installations, upon approval by the U.S. Treasury Department. For solar energy systems under lease pass-through arrangements the Company reduces the financing obligation and records deferred income for the U.S. Treasury grants which are paid directly to the investors upon receipt of the grants by the investors. The benefit of the U.S. Treasury grants is recorded as deferred income and is amortized on a straight-line basis over the estimated useful lives of the related solar energy systems of 30 years. The amortization of the deferred income is recorded as a reduction to depreciation expense which is a component of the cost of revenue of operating leases in the condensed consolidated statement of operations. A catch up adjustment is recorded in the period in which the grant is approved by the U.S. Treasury Department or received by lease pass-through investors to recognize the portion of the grant that matches proportionally the amortization for the period between the date of placement in service of the solar energy systems and approval by the U.S. Treasury Department or receipt by lease pass-through investors of the associated grant. The changes in deferred U.S. Treasury grants income during the nine months ended September 30, 2013 were as follows (in thousands):

Balance as of December 31, 2012	$298,260
U.S. Treasury grants received and receivable by the company	121,318
U.S. Treasury grants received by investors under lease pass-through arrangements	18,590
Amortized during the period as a credit to depreciation expense	(11,448)

Balance as of September 30, 2013	$426,720

Of the balance outstanding as of September 30, 2013, $411.3 million is presented as noncurrent deferred U.S. Treasury grants income in the condensed consolidated balance sheets.

Deferred Investment Tax Credits Revenue

The Company’s solar energy systems are eligible for investment tax credits, or ITCs, that accrue to eligible property under the Internal Revenue Code. Under Section 50(d)(5) of the Internal Revenue Code and the related regulations, a lessor of qualifying property may elect to treat the lessee as the owner of such property for the purposes of claiming government ITCs associated with such property. These regulations enable the ITCs to be separated from the ownership of the property and allow the transfer of these ITCs. Under the lease pass-through structures, the Company can make a tax election to pass through the ITCs to the investor, who is the legal lessee of the property. The Company is therefore able to monetize the ITCs to investors who can utilize them in return for cash payments. The Company considers the monetization of ITCs to constitute one of the key elements of realizing the value associated with solar energy systems. The Company therefore views the proceeds from the monetization of ITCs to be a component of revenue generated from the solar energy systems.

For lease pass-through structures, the Company allocates a portion of the aggregate payments received from the investor to the estimated fair value of the assigned ITCs and the balance to the future customer lease payments that are also assigned to the investors. The estimated fair value of the ITCs are determined by discounting the estimated cash flows impact of the ITCs using an appropriate discount rate that reflects a market interest rate.

The Company recognizes the revenue associated with the monetization of ITCs in accordance with ASC 605-10-S99, Revenue Recognition-Overall-SEC Materials. The revenue associated with the monetization of the ITCs is recognized when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sales price is fixed or determinable, and (4) collection of the related receivable is reasonably assured. The ITCs are subject to recapture under the Internal Revenue Code if the underlying solar energy system either ceases to be a qualifying property or undergoes a change in ownership within five years of its placed in service date. The recapture amount decreases on the anniversary of the placed in service date. As the Company has an obligation to ensure the solar energy system is in service and operational for a term of five years to avoid any recapture of the ITCs, the Company recognizes revenue as the recapture provisions lapse assuming the other aforementioned revenue recognition criteria have been met. The monetized ITCs are initially recorded as deferred revenue on the condensed consolidated balance sheet and subsequently one-fifth of the monetized ITCs is recognized as revenue in the condensed consolidated statement of operations on each anniversary of the solar energy system’s placed in service date over the next five years.

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

The balance of deferred investment tax credits revenue, which is included as part of deferred revenue in the condensed consolidated balance sheets, as of September 30, 2013 and December 31, 2012 was $76.3 million and $0, respectively. No revenue has been recognized in the condensed consolidated statements of operations to date related to the monetization of investment tax credits.

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

Segment Information

Operating segments are defined as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the executive team, comprising the chief executive officer, the chief operating officer, the chief revenue officer, and the chief financial officer. Based on the financial information presented to and reviewed by the chief operating decision maker in deciding how to allocate the resources and in assessing the performance of the Company, the Company has determined that it has a single operating and reporting segment, solar energy and energy efficiency products and services. The Company’s principal operations, revenue and decision-making functions are located in the United States.

Basic and Diluted Net Income (Loss) Per Share

The Company’s basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Prior to the Company’s initial public offering of its common stock, the Company’s convertible redeemable preferred stock was entitled to receive dividends of up to $0.01 per share when and if dividends were declared on the common stock and thereafter participate pro rata on an as converted basis with the common stock holders on any distributions to common stockholders. They were therefore participating securities. As a result, the Company calculates the net income (loss) per share using the two-class method. Accordingly, the net income (loss) attributable to common stockholders is derived from the net income (loss) for the period and, in periods in which the Company has net income attributable to common stockholders, an adjustment is made for the noncumulative dividends and allocations of earnings to participating securities based on their outstanding shareholder rights. Under the two-class method, the net loss attributable to common stockholders is not allocated to the convertible redeemable preferred stock as the convertible redeemable preferred stock did not have a contractual obligation to share in the Company’s losses.

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

3. Acquisitions

Paramount Energy

On September 6, 2013, the Company purchased certain assets of Paramount Energy Solutions, LLC, or Paramount Energy. Paramount Energy was a leading direct-to-consumer marketer and was one of the Company’s channel partners through a customer referral arrangement. The acquired assets included Paramount Energy’s interest in a financing fund that Paramount Energy had formed with an investor that is also an investor in five of SolarCity’s existing financing funds, executed end user customer agreements together with associated solar energy systems in various stages of completion and various databases and arrangements used by Paramount Energy in its acquisition of new customers. The acquisition will enable the Company to develop and offer its solar energy systems directly to a broader customer base and to better compete with other energy producers, as well as drive a lower cost of customer acquisition. In connection with the acquisition, the former chief executive officer of Paramount Energy joined the Company as the Chief Revenue Officer. The purchase consideration comprised of $3.7 million in cash and 3,674,565 shares of the Company’s common stock inclusive of 379,146 shares held in escrow until September 2014 to cover any general representations and warranties, with an aggregate fair value of $108.8 million based on the closing price of the Company’s common stock on the acquisition date. Additionally the Company is obligated to pay to the sellers an additional $4.3 million following the close of the acquisition.

The following table summarizes the determination of the fair value of the purchase consideration in the acquired business as of the acquisition date (in thousands). The Company is in the process of determining the final value of deferred consideration, which includes estimated costs incurred by Paramount Energy in the installation of certain solar energy systems during a specified period and future contributions into the fund by the investor associated with certain other solar energy systems:

Cash	$3,700
Common stock	108,804
Deferred consideration	4,259

Total purchase consideration	$116,763

The following table summarizes the preliminary assessment of the fair value of the assets acquired, liabilities assumed and noncontrolling interests as of the acquisition date (in thousands). The Company is in the process of obtaining third-party valuations of solar energy systems under construction, solar energy systems, leased and to be leased, intangible assets and noncontrolling interests. Accordingly, the preliminary amounts of these assets, noncontrolling interest and goodwill reflected in the table below are subject to change:

Cash	$12
Deposits	12
Prepaid costs	764
Solar energy systems under construction	7,473
Solar energy systems, leased and to be leased	3,793
Property and equipment	96
Intangible assets	56,571
Deferred revenue	(279)

Total identifiable net assets at fair value	68,442
Noncontrolling interest	(549)
Goodwill	48,870

Total purchase consideration	$116,763

The noncontrolling interest represents the estimated fair value of an investor’s interest in a financing fund acquired as part of the business acquisition. The Company has determined that it is the primary beneficiary of this fund and accordingly consolidates the financial position and results of operations of the fund in the condensed consolidated financial statements.

The goodwill recognized is attributable primarily to expected synergies, anticipated costs savings and efficiencies, and the assembled workforce of Paramount Energy. The full amount of goodwill is deductible for tax purposes.

The following table summarizes the preliminary acquired intangible assets as of the acquisition date:

	Fair Value	Weighted- Average Useful Life
	(in thousands)	(in years)
Marketing database	$17,427	5
PowerSaver agreement	17,077	10
Solar energy systems backlog	10,280	30
Non-compete agreement	6,959	5
Mortgage database	4,628	3
Funding commitment by fund investor	200	5

Total	$56,571

Pro Forma Financial Information

Pro forma financial information is not presented as the acquisition is not material to the condensed consolidated statements of operations. The revenue and earnings of the acquired business were not material to the condensed consolidated financial statements.

4. Goodwill and Intangible Assets

Intangible Assets

The following is a summary of acquired intangible assets as of September 30, 2013 (in thousands):

	Gross	Accumulated Amortization	Transfer to solar energy systems – leased and to be leased	Net
Marketing database	$17,427	$242	—	$17,185
PowerSaver agreement	17,077	118	—	16,959
Solar energy systems backlog	10,280	—	149	10,131
Mortgage database	4,628	107	—	4,521
Non-compete agreement	6,959	97	—	6,862
Funding commitment	200	3	—	197

Total	$56,571	$567	149	$55,855

Marketing Database

The marketing database is a comprehensive platform for targeted marketing, including a prospective customer scoring engine, a marketing campaign manager tool, and monthly updates. The prospect scoring engine improves the results of marketing initiatives by predicting customer leads in the database that will respond favorably to a particular marketing campaign. The marketing campaign manager tool monitors the results of marketing campaigns and provides feedback for optimizing future marketing campaigns.

PowerSaver Agreement

Under the PowerSaver program, Fannie Mae makes available additional loans of up to $25,000 to eligible Fannie Mae borrowers. These additional loan amounts can only be used for energy efficiency projects that includes the installation of solar energy systems. This program provides an additional source of financing for customers that are interested in adopting a solar energy solution and therefore would help broaden the Company’s customer base. Under the PowerSaver agreement, SolarCity is provided the exclusive right to market solar energy systems to the customers of Paramount Mortgage, an affiliate of Paramount Energy.

Solar Energy Systems Backlog

Solar energy systems backlog represents the value attributable to contractual arrangements entered into by Paramount with its customers to install solar energy systems for which installation work was yet to commence as of the acquisition date. These arrangements were assumed by SolarCity. This amount will be transferred to the cost of solar energy systems, leased and to be leased, as the solar energy systems are installed and placed in service, and subsequently depreciated as cost of solar energy systems over the estimated useful lives of the solar energy systems of 30 years.

Non-Compete Agreement

The former CEO of Paramount Energy became the Company’s new Chief Revenue Officer and executed a five-year non-compete agreement.

Mortgage Database

The mortgage database contains data pertaining to households that the Company can directly market to.

All intangible assets, with the exception of the solar energy systems backlog, are amortized over their expected useful life. No intangible assets were impaired during the nine months ended September 30, 2013.

Estimated aggregate future amortization expense for intangible assets, excluding the solar energy systems backlog, is as follows (in thousands):

Three months ending December 31, 2013	$2,042
2014	8,168
2015	8,168
2016	7,674
2017	6,625
2018	5,055
Thereafter	7,992

Total	$45,724

The value of solar energy systems backlog is transferred to the cost of leased solar energy systems as the Company completes the installation of the systems represented in the backlog.

Goodwill

The changes to the carrying value of goodwill during the nine months ended September 30, 2013 and the year ended December 31, 2012 are as follows (in thousands):

	2013	2012
Balance – beginning of the period	$626	$626
Acquisition of Paramount Energy	48,870	—

Balance – end of the period	$49,496	$626

The Company has not recorded any impairment charges related to goodwill for any period.

5. Selected Balance Sheet Components

Selected components of the condensed consolidated balance sheets were as follows (in thousands):

	September 30,	December 31,
	2013	2012
Inventories:
Raw materials	$80,080	$69,726
Work in progress	10,673	18,177

Total	$90,753	$87,903

Solar Energy Systems, Leased and To Be Leased – Net:
Solar energy systems leased to customers(1)	$1,320,697	$895,020
Initial direct costs related to solar energy systems leased to customers	81,888	54,095

	1,402,585	949,115
Less accumulated depreciation and amortization	(74,204)	(43,024)

	1,328,381	906,091
Solar energy systems under construction	93,353	43,747
Solar energy systems to be leased to customers	70,207	52,346

Solar energy systems, leased and to be leased – net	$1,491,941	$1,002,184

Other Liabilities and Deferred Credits:
Deferred gain on sale-leaseback transactions, net of current portion	$56,856	$59,243
Amounts received from lease pass-through investors for monetization of investment tax credits for systems not installed	77,812	18,111
Deferred rent expense	4,304	4,443
Capital lease obligation	27,506	28,688
Other noncurrent liabilities	15,810	1,571

Total	$182,288	$112,056

(1)	Included under solar energy systems leased to customers as of September 30, 2013 and December 31, 2012 was $66.4 million, related to capital leased assets, with an accumulated depreciation of $4.6 million and $2.6 million, respectively.

6. Long-Term Debt

Working Capital Financing

On May 26, 2010, a subsidiary of the Company entered into a financing agreement with a bank to obtain funding for working capital. The amount borrowed under the financing agreement was determined based on the estimated present value of expected future lease rentals to be generated by solar energy systems owned by the subsidiary and leased to customers, but could not exceed $16.3 million. The working capital financing was funded in four tranches and was available for drawdown through March 31, 2011. Each tranche bears interest at an annual rate of 2.00% plus the swap rate applicable to the average life of the scheduled rent receipts for the tranche. The working capital financing is secured by substantially all of the assets of the subsidiary and is nonrecourse to the Company’s other assets. The working capital financing matures on December 31, 2024.

Through September 30, 2013, the Company had borrowed an aggregate of $13.3 million, net of fees, under the working capital financing. Of the amounts borrowed, $10.3 million, net of fees, was outstanding, of which $9.1 million is included in the condensed consolidated balance sheets under long-term debt, net of current portion, as of September 30, 2013. For the amounts outstanding as of September 30, 2013, the interest rates ranged between 5.48% and 5.65%. The Company was in compliance with all debt covenants as of September 30, 2013.

Vehicle Loans

The Company has entered into various vehicle loan agreements with various financial institutions. The vehicle loans are secured by the vehicles financed and mature between October 2013 and September 2018. Total vehicle loans payable as of September 30, 2013 was $8.6 million, of which $5.0 million is included in the condensed consolidated balance sheets under long-term debt, net of current portion. For the amounts outstanding as of September 30, 2013, the interest rates ranged between 0.00% and 7.49%. The Company was in compliance with all debt covenants as of September 30, 2013. Of the outstanding balance as of September 30, 2013, $2.7 million was repaid in November 2013.

Inventory Financing

On March 8, 2012, the Company entered into a $58.5 million loan agreement with a syndicate of banks to finance the purchase of inventory. The borrowed funds bore interest at an annual rate of LIBOR plus 3.75% and was secured by the Company’s inventory. The inventory financing was fully repaid in August 2013.

Term Loans

On February 8, 2013, a subsidiary of the Company entered into an agreement with a bank for a term loan of $10 million. The loan proceeds were used to finance the Company’s acquisition of a fund investor’s interests in three of the Company’s financing funds. The loan bears interest at an annual rate equal to the lower of (i) the sum of LIBOR plus 3.25% and (ii) an interest rate cap of 6.50%. As of September 30, 2013, the interest rate for the loan was 3.43%. The loan is secured by the assets of certain of the Company’s subsidiaries and is nonrecourse to the Company’s other assets. The loan matures on January 31, 2015. Through September 30, 2013, the Company had borrowed an aggregate of $9.5 million, net of fees, under the loan. Of the amounts borrowed, $6.8 million, net of fees, was outstanding, of which $5.1 million is included in the condensed consolidated balance sheets under long-term debt, net of current portion, as of September 30, 2013. The Company was in compliance with all debt covenants as of September 30, 2013.

On June 7, 2013, a subsidiary of the Company entered into an agreement with a syndicate of banks for a term loan of $100.0 million for working capital financing. The loan bears interest at an annual rate equal to LIBOR plus 3.25%. As of September 30, 2013, the interest rates ranged between 3.50% and 3.67%. The loan is secured by the assets and future cash inflows of the subsidiary and is nonrecourse to the Company’s other assets. The loan matures on June 7, 2015. Through September 30, 2013, the Company had borrowed an aggregate of $38.1 million, net of fees, under the loan. Of the amounts borrowed, $38.1 million, net of fees, was outstanding, of which $35.7 million is included in the condensed consolidated balance sheets under long-term debt, net of current portion, as of September 30, 2013. The Company was in compliance with all debt covenants as of September 30, 2013.

7. Borrowings under Bank Lines of Credit

Credit Facility for SolarStrong

On November 21, 2011, a subsidiary of the Company entered into an agreement with a bank for a credit facility of up to $350 million. The facility is used to partially fund the Company’s SolarStrong initiative, which is a five-year plan to build solar power projects for privatized U.S. military housing communities across the country. The facility is drawn down in tranches as defined in the agreement, with the interest rates determined as amounts are drawn down. As of September 30, 2013, the interest rates for the facility ranged between 6.78% and of 7.27%. The facility is collateralized by the assets of the SolarStrong initiative and is nonrecourse to the Company’s other assets. The facility matures in 2032. As of September 30, 2013, $5.6 million, net of fees, was outstanding under the facility, of which $5.4 million is included in the condensed consolidated balance sheets under long-term debt, net of current portion. The Company was in compliance with all debt covenants as of September 30, 2013.

Revolving Credit Facility

In September 2012, the Company entered into a revolving credit agreement with a syndicate of banks to obtain funding for working capital, letters of credit, and general corporate needs. The revolving credit agreement has a $75.0 million committed facility. The facility bears interest at an annual rate equal to LIBOR plus 3.875% or, at the Company’s option, 2.875% plus the higher of (i) the federal funds rate plus 0.50%, (ii) Bank of America’s published “prime rate”, and (iii) LIBOR plus 1.00%. The fee for letters of credit is 3.875% per annum, and the fee for undrawn commitments is 0.375% per annum. The facility is secured by certain of the Company’s machinery and equipment, accounts receivables, inventory, and other assets, excluding certain inventory pledged to other lenders. The facility was to mature in September 2014, at which date it may have been extended by an additional year if the Company satisfied certain financial conditions. As of September 30, 2013, $71.9 million, net of fees, was outstanding under the facility, all of which is included in the condensed consolidated balance sheets under long-term debt. For the amounts outstanding as of September 30, 2013, the interest rate ranged between 4.05% and 4.06%. The Company was in compliance with all debt covenants as of September 30, 2013. This facility was amended and restated in November 2013 to increase the committed facility from $75.0 to $160.5 million, extend the maturity date to December 31, 2016 and lower the rate at which the facility bears interest to LIBOR plus 3.25% or, at the Company’s option, 2.25% plus the higher of (i) the federal funds rate plus 0.50%, (ii) Bank of America’s published “prime rate”, and (iii) LIBOR plus 1.00%.

8. VIE Arrangements

Since 2008, wholly owned subsidiaries of the Company and fund investors have formed and contributed cash or assets into various financing funds and entered into related agreements. Additionally the Company acquired a financing fund through a business acquisition in the period ended September 30, 2013. As of September 30, 2013, the VIE investors had contributed $763.5 million into the VIEs.

The Company has determined it is the primary beneficiary of these VIEs by reference to the power and benefits criterion under ASC 810. The Company has considered the provisions within the contractual arrangements, which grant it power to manage and make decisions that affect the operation of these VIEs, including determining the solar energy systems and associated customer leases to be sold or contributed to the VIE, preparation and approval of budgets. The Company considers that the rights granted to the other investors under the contractual arrangements are more protective in nature rather than participating rights.

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

Pursuant to management services, maintenance, and warranty arrangements, the Company has been contracted to provide services such as warranty support, accounting, lease servicing, and performance reporting. In some instances the Company has guaranteed payments to the fund investors as specified in the contractual agreements. The funds’ creditors have no recourse to the general credit of the Company or to that of other funds. As of September 30, 2013, the assets of one of the VIEs with a carrying value of $29.2 million have been pledged as collateral for the VIE’s borrowings under the SolarStrong facility. None of the assets of the other VIEs have been pledged as collateral for the VIEs’ obligations.

The Company has aggregated the financial information of the financing funds in the table below. The aggregate carrying values of these funds’ assets and liabilities (after elimination of intercompany transactions and balances) in the Company’s condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012, were as follows (in thousands):

	September 30,	December 31,
	2013	2012
Assets
Current assets
Cash and cash equivalents	$14,938	$16,065
Restricted cash, short term	—	167
Accounts receivable, net	4,629	1,681
Prepaid expenses and other assets	1,794	2,603
Rebates receivable	14,660	8,985

Total current assets	36,021	29,501
Restricted cash, long term	193	—
Solar energy systems, leased and to be leased, net	612,186	530,230
Other assets	2,818	2,800

Total assets	$651,218	$562,531

Liabilities
Current liabilities
Accounts payable	$—	$9
Customer deposits	6,266	4,162
Distributions payable to noncontrolling interests	17,634	12,028
Current portion of deferred U.S. Treasury grants income	6,619	6,710
Current portion of deferred revenue	12,422	11,324
Accrued and other liabilities	739	938
Current portion of bank borrowings	242	131

Total current liabilities	43,922	35,302
Bank borrowings, net of current portion	5,600	2,585
Deferred revenue, net of current portion	179,996	160,093
Deferred U.S. Treasury grant income, net of current portion	180,748	184,470
Other liabilities	1,911	—

Total liabilities	$412,177	$382,450

9. Equity

Changes in total stockholder’s equity and noncontrolling interests in the nine months ended September 30, 2013 were as follows (in thousands):

	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2012	$214,320	$100,607	$314,927
Issuance of common stock upon exercise of stock options for cash	9,415	—	9,415
Issuance of common stock upon exercise of common stock warrants for cash	8,034	—	8,034
Contributions from noncontrolling interests	—	221,175	221,175
Stock-based compensation expense	17,166	—	17,166
Issuance of common stock upon acquisition of Paramount Energy, net of issuance costs	108,734	—	108,734
Net loss	(51,523)	(43,874)	(95,397)
Noncontrolling interests arising from business combination	—	549	549
Distributions to noncontrolling interests	—	(122,623)	(122,623)

Balance, September 30, 2013	$306,146	$155,834	$461,980

On May 8, 2013, a fund investor exercised its warrants to purchase 1,485,010 shares of the Company’s common stock for $8.0 million.

On September 6, 2013, the Company issued 3,674,565 shares of its common stock to Paramount GR Holdings, LLC pursuant to its acquisition of Paramount Energy (see Note 3, Acquisition).

10. Stock Option Plans

Under the Company’s 2012 Equity Incentive Plan, the Company may grant options to purchase or directly issue incentive stock options and nonstatutory stock options, respectively, of common stock to employees, directors, and consultants. Incentive stock options may be granted at a price per share not less than 100% of the fair market value at date of grant. If the incentive stock option is granted to a 10% stockholder, then the purchase or exercise price per share shall not be less than 110% of the fair market value per share of common stock on the grant date. Nonstatutory stock options may be granted at a price per share not less than 100% of the fair market value at date of grant. Options granted are exercisable over a maximum term of 10 years from the date of grant and generally vest over a period of four years.

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

A summary of stock option activity for the nine months ended September 30, 2013 is as follows (in thousands, except per share amounts):

	Common Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding – December 31, 2012	14,903	$4.80	7.67	$107,653
Granted (weighted-average fair value of $27.76)	3,416	35.48	—	—
Exercised	(3,052)	3.09	—	—
Canceled	(1,069)	12.56	—	—

Outstanding – September 30, 2013	14,198	$11.96	7.67	$335,924

Options vested and exercisable – September 30, 2013	6,834	$4.22	6.72	$208,408

Options vested and expected to vest – September 30, 2013	12,989	$10.81	7.55	$320,757

The aggregate intrinsic value of options exercised was $39.9 million and $2.1 million during the three months ended September 30, 2013 and 2012, respectively, and $91.9 million and $7.7 million during the nine months ended September 30, 2013 and 2012, respectively. The grant date fair market value of options that vested was $53.9 million and $3.6 million for the three months ended September 30, 2013 and 2012, respectively, and $121.2 million and $9.0 million for the nine months ended September 30, 2013 and 2012, respectively.

As of September 30, 2013, there was $74.8 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to nonvested stock options, which are expected to be recognized over the weighted-average period of 2.93 years.

Under ASC 718, Stock Compensation, the Company estimates the fair value of stock options granted on each grant date using the Black-Scholes option valuation model and applies the ratable method of expense attribution. The fair values were estimated on each grant date with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Dividend yield	0%	0%	0%	0%
Annual risk-free rate of return	1.56%	0.93%	1.31%	1.08%
Expected volatility	80.21%	90.82%	88.33%	88.16%
Expected term (years)	5.83	6.29	6.02	6.16

The expected volatility was calculated based on the average historical volatilities of publicly traded peer companies, determined by the Company. The risk-free interest rate used was based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the stock options to be valued. The expected dividend yield was zero, as the Company does not anticipate paying a dividend within the relevant time frame. The expected term was estimated using the simplified method allowed under ASC 718.

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

The amount of stock-based compensation expense recognized was $8.2 million and $3.0 million during the three months ended September 30, 2013 and 2012, respectively, and $17.2 million and $7.7 million during the nine months ended September 30, 2013 and 2012, respectively. The Company capitalized costs of $2.0 million and $0.7 million for the three months ended September 30, 2013 and 2012, respectively, and $4.7 million and $1.9 million for the nine months ended September 30, 2013 and 2012, respectively, as a component of work-in-progress within inventory and solar energy systems leased and to be leased to customers.

Stock-based compensation expense was included in cost of revenue and operating expenses as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of revenue	$245	$120	$548	$321
Sales and marketing	1,317	352	2,643	880
General and administrative	4,589	1,856	9,277	4,615

11. Income Taxes

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

The income tax expense for the three months ended September 30, 2013 and 2012 were determined based on the Company’s estimated consolidated effective income tax rates of 0.07% and 0.13%, respectively. The income tax expense for the nine months ended September 30, 2013 and 2012 were determined based on the Company’s estimated consolidated effective income tax rates of negative 0.06% and 0.13%, respectively. The differences between the estimated consolidated effective income tax rate and the U.S. federal statutory rate were primarily attributable to a valuation allowance and the current amortization of the prepaid income taxes due to inter-company sales held within the consolidated group.

As part of the asset monetization strategy, the Company has agreements to sell solar energy systems to the solar financing fund joint ventures. The gain on the sale of the assets has been eliminated in the condensed consolidated financial statements. These transactions are treated as inter-company sales and as such, tax is not recognized on the sale until the Company no longer benefits from the underlying asset. Since the systems remain within the consolidated group, the tax expense incurred related to these sales is being deferred and amortized over the estimated useful life of the underlying systems which has been estimated to be 30 years. The deferral of the tax expense results in recording of a prepaid tax expense that is included in the condensed consolidated balance sheets as other assets. As of September 30, 2013 and December 31, 2012, the Company recorded a long-term prepaid tax expense, net of amortization of $2.0 million. The amortization of the prepaid tax expense in each period makes up the major component of the tax expense.

Uncertain Tax Positions

The Company is subject to taxation and files income tax returns in the U.S., various state, local, and foreign jurisdictions. Due to the Company’s net losses, substantially all of its federal, state, local, and foreign income tax returns since inception are still subject to audit.

12. Related Party Transactions

The Company’s operations for the three and nine months ended September 30, 2013 and 2012 included the following related party transactions (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Revenue, Systems:
Solar energy systems sales to related parties	$—	$234	$17	$417
Expenditures:
Purchases of inventory from a related party	$975	$—	$975	$—
Referral fees paid or payable to a related party (included in sales and marketing)	$25	$—	$25	$—

Related party balances as of September 30, 2013 and December 31, 2012 comprised of (in thousands):

	September 30,	December 31,
	2013	2012
Due from a related party (included in accounts receivable)	$—	$932
Due to a related party (included in accounts payable)	$974	$—
Deferred revenue from a related party (included in current portion of deferred revenue)	$831	$—

13. Commitments and Contingencies

Noncancelable Operating Leases

The Company leases office and warehouse facilities under noncancelable operating leases primarily for its United States based warehouse locations. In addition, the Company leases equipment under noncancelable operating leases.

Indemnification and Guaranteed Returns

The Company is contractually committed to compensate certain fund investors for any losses that they may suffer in certain limited circumstances resulting from reductions in U.S. Treasury grants or investment tax credits (“ITCs”). Generally such obligations would arise as a result of reductions to the value of the underlying solar energy systems as assessed by the U.S. Treasury Department for purposes of claiming the Treasury grants or as assessed by the Internal Revenue Service (IRS) for purposes of claiming ITCs or grants. At each reporting period end, the Company assesses and recognizes, when applicable, the potential exposure from this obligation based on all the information available at that time, including any guidelines issued by the U.S. Treasury Department on solar energy system valuations for purposes of making claims under the U.S. Treasury grant program or any audits undertaken by the IRS. The Company believes that any payments to the fund investors in excess of the amounts already recorded by the Company arising from this obligation are not probable based on the facts known at the reporting date.

The maximum potential future payments that the Company would have to make under this obligation would depend on the difference between the fair values of the solar energy systems sold or transferred to the funds as determined by the Company and the values that the U.S. Treasury Department would determine as fair value for the systems for purposes of claiming the U.S. Treasury grants or the values the IRS would determine as the fair values of the systems for purposes of claiming the ITCs or grants. The Company claims U.S. Treasury grants based on guidelines provided by the U.S. Treasury department and the statutory regulations from the IRS. The Company uses fair values determined with the assistance of an independent third-party appraisal as the basis for determining the ITCs that are passed through to and claimed by the investors. Since the Company cannot determine future revisions to the U.S. Treasury guidelines governing system values or how the IRS will evaluate system values used in claiming ITCs, the Company is unable to reliably estimate the maximum potential future payments that it could have to make under the Company’s contractual investor obligation as of each reporting date.

The Company is eligible to receive certain state or local government incentives that are associated with renewable energy generation. The amount of the incentive that can be claimed is based on the projected or actual systems size and/or the amount of solar energy produced by the solar energy system. The Company also currently participates in one state incentives program in which the incentive is based on either the fair market value or the tax basis of the solar energy systems placed in service. The state and local incentives are either shared between the Company and the fund investors based on a predefined allocation percentage or retained fully by either party, in either case as determined by the contractual terms of each financing fund. The Company is not contractually obligated to indemnify any fund investor for any losses they may incur due to a shortfall in the amount of the state or local incentives actually received.

The Company is contractually required to make payments to one fund investor to ensure the fund investor achieves a specified minimum internal rate of return. The fund investor has already received a significant portion of the projected economic benefits from U.S. Treasury grant distributions and tax depreciation benefits. The contractual provisions of this financing fund state that the financing fund has an indefinite term unless the members agree to dissolve the financing fund. Based on the Company’s current financial projections regarding the amount and timing of future distributions to the fund investor, the Company does not expect to make any payments as a result of this guarantee and has not accrued any liabilities related to this guarantee. The amount of potential future payments under this guarantee is dependent on the amount and timing of future distributions to the fund investor and future tax benefits that accrue to the fund investor. Due to uncertainties surrounding estimating the amounts of these factors, the Company is unable to estimate the maximum potential payments under this guarantee. As of September 30, 2013, the fund investor had achieved its annual minimum internal rate of return as determined in accordance with the contractual provisions of the financing fund.

In July 2012, the Company, in addition to other companies related to the solar industry, received subpoenas from the U.S. Department of Treasury’s Office of the Inspector General to deliver certain documents in the Company’s possession that are dated, created, revised or referred to since January 1, 2007 that relate to the Company’s applications for U.S. Treasury grants or communications with certain other solar development companies or certain firms that appraise solar energy property for U.S Treasury grant application purposes. The Inspector General and the Civil Division of the U.S. Department of Justice are investigating the administration and implementation of the U.S Treasury grant program, including possible misrepresentations concerning the fair market value of the solar energy systems submitted for grant under that program made in grant applications by the Company. If at the conclusion of the investigation the Inspector General concludes that misrepresentations were made, the Department of Justice could decide to bring a civil action to recover amounts it believes were improperly paid to the Company. If the Department of Justice was successful in asserting this action, the Company could then be required to pay material damages and penalties for any funds received based on such misrepresentations (which in turn, could require the Company to make indemnity payments to certain fund investors). The Company is unable to estimate the possible loss, if any, associated with this investigation as documentation is still being produced by the Company for further review by the Inspector General in connection with their ongoing investigation.

From time to time, claims have been asserted, and may in the future be asserted, including claims from regulatory authorities related to labor practices or other matters. Such assertions arise in the normal course of the Company’s operations. The resolution of any such assertions and claims cannot be predicted with certainty.

14. Basic and Diluted Net Income (Loss) Per Share

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share for the three and nine months ended September 30, 2013 and 2012 (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss) attributable to common stockholders, basic	$3,356	$(38,071)	$(51,523)	$(61,148)

Net income (loss) attributable to common stockholders, diluted	$3,356	$(38,071)	$(51,523)	$(61,148)

Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, basic	79,918,110	11,161,789	77,228,677	10,867,584
Dilutive effect of common stock options	8,128,037	—	—	—
Dilutive effect of restricted stock units	8,246	—	—	—

Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, diluted	88,054,393	11,161,789	77,228,677	10,867,584

Net income (loss) per share attributable to common stockholders, basic	$0.04	$(3.41)	$(0.67)	$(5.63)

Net income (loss) per share attributable to common stockholders, diluted	$0.04	$(3.41)	$(0.67)	$(5.63)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Convertible redeemable preferred stock	—	45,392,867	—	45,392,867
Preferred stock warrants and common stock warrants	—	1,816,650	690,829	1,816,650
Common stock options	1,936,485	14,859,208	14,564,924	14,611,371
Restricted stock units	—	—	19,026	—

15. Subsequent Events

Pending Acquisition of Zep Solar

In October 2013, the Company entered into an agreement to acquire all of the outstanding capital stock of Zep Solar, Inc., or Zep Solar, for shares of the Company’s common stock valued at approximately $158 million. Zep Solar contract manufactures solar energy system mounting and grounding products and also licenses this patented technology to other third parties.

Issuance of Common Stock and Convertible Senior Notes

In October 2013, the Company issued 3,910,000 shares of common stock at a price of $46.54 per share and $230.0 million of 2.75% convertible senior notes maturing on November 1, 2018. As a result of the issuances, the Company received $398.0 million, net of underwriting discounts and commissions but before offering expenses. The notes are convertible to the Company’s common stock at any time until maturity at an initial conversion rate of 16.2165 shares per $1,000 of principal, which is equivalent to an initial conversion price of $61.67 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the accompanying notes to those statements included elsewhere in this quarterly report on Form 10-Q and with our annual report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 27, 2013. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” and elsewhere in this quarterly report on Form 10-Q.

Overview

We integrate the sales, engineering, installation, monitoring, maintenance and financing of our distributed solar energy systems. This allows us to offer long-term energy solutions to residential, commercial and government customers. Our customers buy renewable energy from us for less than they currently pay for electricity from utilities with little to no up-front cost. Our long-term contractual arrangements typically generate recurring customer payments and enable our customers to have insight into their future electricity costs and to minimize their exposure to rising retail electricity rates. Our customer relationships also enable us to continue to offer our customers complimentary products and services offerings including energy efficiency services, energy storage solutions and electric vehicle charging stations.

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

Our solar energy systems serve as a gateway for us to perform energy efficiency evaluations and facilitate energy efficiency upgrades for our residential customers. During an energy efficiency evaluation, we capture, catalog and analyze all of the energy loads in the home to specifically identify the most valuable and actionable solutions to lower energy cost. We then offer to facilitate the appropriate upgrades to improve the home’s energy efficiency. We offer our energy efficiency evaluations and services to our solar energy systems customers.

Through the first half of 2013, we typically acted as a general contractor and performed energy efficiency upgrades for our customers following energy efficiency evaluations and recommendations. As of the end of the third quarter of 2013, we completed our transition to a new sales approach of facilitating energy efficiency upgrades through trusted third-party vendors instead of performing these upgrades ourselves. We continue to perform energy efficiency evaluations for our customers and provide recommendations for upgrades to improve energy efficiency and home comfort. Once we complete these evaluations, we offer to provide a list of preferred vendors to the customers and introduce the customers to the third-party vendors who perform the upgrades. In exchange for providing the introduction to the customer, the preferred vendors pay us a referral fee.

Initially, we offered our solar energy systems on an outright purchase basis. In mid-2008, we began offering leases and power purchase agreements. Our ability to offer leases and power purchase agreements depends in part on our ability to finance the installation of the solar energy systems by monetizing the resulting customer receivables and related investment tax credits, accelerated tax depreciation and other incentives. We expect customers to continue to favor leases and power purchase agreements.

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

In the fourth quarter of 2012, we began monetizing certain government incentives in the form of investment tax credits, or ITCs, under lease pass-through structures by assigning the credits to investors in exchange for upfront cash payments. We record the amounts we receive from the investors for the ITCs as deferred revenue, which is subsequently recognized as revenue as the five-year recapture period expires. As the U.S. Department of Treasury Section 1603 grant program winds down, we expect to increasingly place in service solar energy systems under the ITC program.

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

We have structured different types of financing funds to implement our asset monetization strategy. One such structure is a joint venture structure where we and our fund investors both contribute funds or assets into the joint venture. Under GAAP, we are required to present the impact of a hypothetical liquidation of these joint ventures on our condensed consolidated statement of operations. Therefore, after we determine our consolidated net income (loss) for a given period, we are required to allocate a portion of our consolidated net income (loss) to the fund investors in our joint ventures (referred to as the “noncontrolling interests” in our condensed consolidated financial statements) and allocate the remainder of the consolidated net income (loss) to our stockholders. These income or loss allocations, reflected on our condensed consolidated statement of operations, can have a significant impact on our reported results of operations. For example, our consolidated net loss was $34.6 million and $29.0 million, for the three months ended September 30, 2013 and 2012, respectively, and $95.4 million and $78.0 million for the nine months ended September 30, 2013 and 2012, respectively. However, after applying the required allocations to arrive at the consolidated net income (loss) attributable to our stockholders, the result was income of $3.4 million and a loss of $38.1 million for the three months ended September 30, 2013 and 2012, respectively, and a loss of $51.5 million and $61.1 million for the nine months ended September 30, 2013 and 2012, respectively.

On September 6, 2013, we purchased certain assets of Paramount Energy Solutions, LLC, or Paramount Energy, a leading direct-to-consumer marketer. Paramount Energy was one of our channel partners through a customer referral arrangement. The acquired assets included various databases, marketing tools and arrangements used by Paramount and also Paramount’s interest in a financing fund. This acquisition will enable us to develop and offer solar energy systems directly to a broader customer base and to better compete with other energy producers, as well as drive a lower cost of customer acquisition. In connection with the acquisition, the former chief executive officer of Paramount Energy joined us as our Chief Revenue Officer.

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

Customers

We track the number of residential, commercial, and government customers where we have installed or contracted to install a solar energy system, or performed or contracted to perform an energy efficiency evaluation or other energy efficiency services. We believe that the relationship we establish with building owners, together with the energy-related information we obtain about the buildings, position us to provide the owners with additional solutions to further lower their energy costs. Our cumulative number of customers increased by 70% to 82,235 as of September 30, 2013 from 48,419 as of December 31, 2012.

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

The following table sets forth our cumulative number of energy contracts as of the dates presented:

	September 30, 2013	December 31, 2012
Cumulative energy contracts	72,506	40,685

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

The following table sets forth the megawatt production capacity of solar energy systems that we have deployed during the periods presented and the cumulative megawatts deployed as of the end of each period presented:

	Three Months Ended September 30,
	2013	2012
Megawatts deployed	78	37
Cumulative megawatts deployed	464	239

	Nine Months Ended September 30,
	2013	2012
Megawatts deployed	177	109
Cumulative megawatts deployed	464	239

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

The following table sets forth, with respect to our leases and power purchase agreements, the estimated aggregate nominal contracted payments remaining as of the dates presented:

	September 30, 2013	December 31, 2012
	(in thousands)
Estimated aggregate nominal contracted payments remaining	$1,737,000	$1,109,000

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

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2013 from those disclosed in our annual report on Form 10-K for the year ended December 31, 2012 other than those associated with investment tax credits, as discussed below. In addition, we enhanced our critical accounting policies related to business combinations, long-lived assets, and goodwill, as discussed below, to reflect the activity in the current period.

Deferred Investment Tax Credits Revenue

Our solar energy systems are eligible for investment tax credits, or ITCs, that accrue to eligible property under the Internal Revenue Code. Under Section 50(d)(5) of the Internal Revenue Code and the related regulations we are able to assign these ITCs to investors who can utilize them in return for cash payments.

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

We recognize the revenue associated with the monetization of ITCs in accordance with ASC 605-10-S99, Revenue Recognition-Overall-SEC Materials. The revenue associated with the monetization of the ITCs is recognized when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sales price is fixed or determinable, and (4) collection of the related receivable is reasonably assured. The ITCs are subject to recapture under the Internal Revenue Code if the underlying solar energy system either ceases to be a qualifying property or undergoes a change in ownership within five years of its placed in service date. The recapture amount decreases on the anniversary of the placed in service date. Since we have an obligation to ensure the solar energy system is in service and operational for a term of five years to avoid any recapture of the ITCs, we recognize revenue as the recapture provisions lapse assuming the other aforementioned revenue recognition criteria have been met. We initially record the monetized ITCs as deferred revenue on the condensed consolidated balance sheet and subsequently we recognize one-fifth of the monetized ITCs as revenue in the condensed consolidated statement of operations on each anniversary of the solar energy system’s placed in service date over the next five years.

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

Business Combinations

We account for business acquisitions under ASC 805, Business Combinations. The cost of an acquisition is measured at the fair value of the assets given, equity instruments issued, and liabilities assumed at the acquisition date. We expense the costs that are directly attributable to the acquisition as incurred. Identifiable assets, including intangible assets, acquired and liabilities, including contingent liabilities, assumed in the acquisition are measured initially at their fair values at the acquisition date. Any noncontrolling interests in the acquired business are also initially measured at fair value. We recognize goodwill if the aggregate fair value of the total purchase consideration and the noncontrolling interests is in excess of the aggregate fair value of the identifiable assets acquired and the liabilities assumed.

Long-Lived Assets

Our long-lived assets include property and equipment, solar energy systems leased and to be leased, and intangible assets acquired through business combinations. Intangible assets with definite useful lives are amortized over their estimated useful lives, which range from 3 to 10 years. We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of a long-lived asset, or group of assets as appropriate, may not be recoverable. If the aggregate undiscounted future net cash flows from a long-lived asset is less than its carrying value, then we would recognize an impairment loss based on the discounted future net cash flows.

Goodwill

Goodwill represents the difference between the purchase price and the aggregate fair value of the identifiable assets acquired and the liabilities assumed in a business combination. We test goodwill for impairment annually, in the fourth quarter of each fiscal year, and whenever events or changes in circumstances indicate that the carrying value of goodwill may exceed its fair value, at the consolidated-level, which is the sole reporting unit. When assessing goodwill for impairment, we consider our market capitalization adjusted for a control premium and, if necessary, our discounted cash flow model, which involves significant assumptions and estimates, including our future financial performance, weighted-average cost of capital, and interpretation of currently enacted tax laws. Circumstances that could indicate impairment and require us to perform an impairment test include a significant decline in our financial results, a significant decline in our market capitalization relative to our net book value, an unanticipated change in competition or our market share, a significant change in our strategic plans, and an adverse action by a regulator.

Results of Operations

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated (in thousands, except share and per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
Operating leases	$24,796	$13,917	$60,493	$33,584
Solar energy systems sales	23,804	18,057	56,044	69,805

Total revenue	48,600	31,974	116,537	103,389
Cost of revenue:
Operating leases	8,423	2,323	21,149	8,615
Solar energy systems	22,640	13,900	49,676	57,924

Total cost of revenue	31,063	16,223	70,825	66,539

Gross profit	17,537	15,751	45,712	36,850
Operating expenses:
Sales and marketing	24,310	18,145	63,533	49,976
General and administrative	21,893	12,554	59,687	31,904

Total operating expenses	46,203	30,699	123,220	81,880

Loss from operations	(28,666)	(14,948)	(77,508)	(45,030)
Interest expense, net	5,781	6,587	17,521	14,922
Other expense, net	123	7,466	425	17,895

Loss before income taxes	(34,570)	(29,001)	(95,454)	(77,847)
Income tax benefit (provision)	(23)	(42)	57	(107)

Net loss	(34,593)	(29,043)	(95,397)	(77,954)
Net (loss) income attributable to noncontrolling interests	(37,949)	9,028	(43,874)	(16,806)

Net income (loss) attributable to stockholders	$3,356	$(38,071)	$(51,523)	$(61,148)

Net income (loss) per share attributable to common stockholders
Basic	$0.04	$(3.41)	$(0.67)	$(5.63)
Diluted	$0.04	$(3.41)	$(0.67)	$(5.63)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders
Basic	79,918,110	11,161,789	77,228,677	10,867,584
Diluted	88,054,393	11,161,789	77,228,677	10,867,584

Three Months Ended September 30, 2013 and 2012

Revenue

	Three Months Ended September 30,		Change
(Dollars in thousands)	2013	2012	$	%
Operating leases	$24,796	$13,917	$10,879	78%
Solar energy systems sales	23,804	18,057	5,747	32%

Total revenue	$48,600	$31,974	$16,626	52%

Total revenue increased by $16.6 million, or 52%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.

Operating leases revenue increased by $10.9 million, or 78%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. This increase was attributable to the increase in solar energy systems placed in service under leases and power purchase agreements between October 1, 2012 and September 30, 2013. The average of the aggregate megawatt production capacity of solar energy systems in service increased by 109% for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. However, the impact of the installed base on the increase in revenue varied by the mix between systems under leases and power purchase agreements and also when the systems were placed in service. This significant growth was attributable to our continued success in the installation and operation of solar energy systems under lease and power purchase agreements in new and existing markets.

Revenue from sales of solar energy systems increased by $5.7 million, or 32%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. This increase was primarily due to a $7.3 million increase in revenue from sales of solar energy systems to the government and $2.0 million increase in revenue from sales of solar energy systems to residential customers for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. These increases were partially offset by a $1.6 million decrease in revenue from long-term solar energy system sales contracts, a $0.9 million decrease in revenue from sales of solar energy systems to large commercial customers, and a $0.7 million decrease in revenue from sales of energy efficiency products and services for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. These decreases partially resulted from the lower average sales price of solar energy systems sold due to the decrease in the cost of solar energy system components that in turn led to the downward impact on the competitive market price of solar energy systems sold. We expect that any further decline in the cost of solar energy system components would continue to similarly impact our average sales price.

Cost of Revenue, Gross Profit, and Gross Profit Margin

	Three Months Ended September 30,		Change
(Dollars in thousands)	2013	2012	$	%
Operating leases	$8,423	$2,323	$6,100	263%
Gross profit of operating leases	16,373	11,594	4,779	41%
Gross profit margin of operating lease revenue	66%	83%
Solar energy systems	$22,640	$13,900	$8,740	63%
Gross profit of solar energy systems	1,164	4,157	(2,993)	(72)%
Gross profit margin of solar energy systems	5%	23%
Total cost of revenue	$31,063	$16,223	$14,840	91%
Total gross profit	17,537	15,751	1,786	11%
Total gross profit margin	36%	49%

Cost of operating leases revenue increased by $6.1 million, or 263%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. This increase was partially due to the increase in the aggregate cost of solar energy systems placed under operating leases that were interconnected and being depreciated, as well as lower amounts of U.S. Treasury grants amortization as a percentage of depreciation expense for the three months ended September 30, 2013 following the winding-down of the U.S. Treasury grant program. Additionally the Company had recorded $0.9 million of catch-up adjustments to the amortization of U.S. Treasury grants in the three months ended September 30, 2012, further reducing the net depreciation expense recorded in the period.

Cost of sales of solar energy systems increased by $8.7 million, or 63%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. This increase was primarily due to greater sales of solar energy systems period over period. In addition, the Company recorded $2.2 million more losses arising from allocation of indirect costs from solar energy system sales contracts for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.

Operating Expenses

	Three Months Ended September 30,		Change
(Dollars in thousands)	2013	2012	$	%
Sales and marketing expense	$24,310	$18,145	$6,165	34%
General and administrative expense	21,893	12,554	9,339	74%

Total operating expenses	$46,203	$30,699	$15,504	51%

Sales and marketing expense increased by $6.2 million, or 34%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. This increase was primarily due to the increase in the average number of personnel in sales and marketing departments from 602, for the three months ended September 30, 2012, to 970, for the three months ended September 30, 2013. As a result of this growth in headcount, employee compensation costs increased by $5.9 million for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012; employee compensation costs did not change proportionally to the change in headcount as new hirings were primarily for lower level positions. This was partially offset by the $0.8 million decrease in marketing event expenses for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. We expect that the sales and marketing expenses will increase in the future as we increase our marketing efforts and as we amortize the intangible assets we acquired through the Paramount Energy acquisition.

General and administrative expense increased by $9.3 million, or 74%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. This increase was partly due to the increase in the average number of personnel in general and administrative departments from 230, for the three months ended September 30, 2012, to 299, for the three months ended September 30, 2013. As a result of this growth in headcount, employee compensation costs increased by $5.4 million and facilities costs increased by $0.7 million for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. In addition, the increase in the number of financing funds and general business activity contributed to the increase in legal, audit, and professional fees of $2.9 million for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.

Other Income and Expenses

	Three Months Ended September 30,		Change
(Dollars in thousands)	2013	2012	$	%
Interest expense, net	$5,781	$6,587	$(806)	(12)%
Other expenses, net	123	7,466	(7,343)	(98)%

Total interest and other expenses, net	$5,904	$14,053	$(8,149)	(58)%

Interest expense, net, decreased by $0.8 million, or 12%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. Interest expense, net, was comprised of imputed interest on financing obligations of $3.2 million and $4.3 million and interest on bank borrowings, net of interest income on cash balances, of $2.6 million and $2.3 million, each as of the three months ended September 30, 2013 and 2012, respectively. The decrease in imputed interest on financing obligations was in-line with the lower carrying balances related to financing obligations, and the increase in interest on bank borrowings was in-line with the higher average carrying balances related to bank borrowings, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.

Other expenses, net, decreased by $7.3 million, or 98%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. The expense for the three months ended September 30, 2012 was primarily from the change in the fair value of convertible redeemable preferred stock warrants, which were converted to common stock warrants upon the closing of the initial public offering of common stock in December 2012 and, therefore, were no longer revalued.

Net Income (Loss) Attributable to Noncontrolling Interests

	Three Months Ended September 30,		Change
(Dollars in thousands)	2013	2012	$	%
Net income (loss) attributable to noncontrolling interests	$(37,949)	$9,028	$(46,977)	520%

The net loss attributable to noncontrolling interests in the three months ended September 30, 2013 was $37.9 million compared to income of $9.0 million in the three months ended September 30, 2012. The net loss allocation to noncontrolling interests in the three months ended September 30, 2013 was primarily due to $50.6 million loss allocation from financing funds into which we were selling or contributing assets. This loss allocation was partially offset by the $9.8 million income allocation to the noncontrolling interests from a financing fund into which we were contributing additional assets, without a corresponding investor contribution, so as to ensure that the investor in this fund would recover in the future amounts equal to anticipated shortfalls in U.S. Treasury grants from assets sold to the fund in prior periods; and $2.2 million income allocation to a fund investor in an entity that has a lease pass-through joint venture arrangement with us. The net income allocation to noncontrolling interests in the three months ended September 30, 2012 was primarily due to the reversal of a loss allocation in a prior quarter from a financing fund as U.S. Treasury grants were received and distributed to the fund investor.

Nine Months Ended September 30, 2013 and 2012

Revenue

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2013	2012	$	%
Operating leases	$60,493	$33,584	$26,909	80%
Solar energy systems sales	56,044	69,805	(13,761)	(20)%

Total revenue	$116,537	$103,389	$13,148	13%

Total revenue increased by $13.1 million, or 13%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.

Operating leases revenue increased by $26.9 million, or 80%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. This increase was attributable to the increase in solar energy systems placed in service under leases and power purchase agreements between October 1, 2012 and September 30, 2013. The average of the aggregate megawatt production capacity of solar energy systems in service increased by 114%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. However, the impact of the installed base on the increase in revenue varied by the mix between systems under leases and power purchase agreements and also when the systems were placed in service. This significant growth was attributable to our continued success in the installation and operation of solar energy systems under lease and power purchase agreements in new and existing markets.

Revenue from sales of solar energy systems decreased by $13.8 million, or 20%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. This decrease was primarily due to a $17.5 million decrease in revenue from long-term solar energy system sales contracts, a $9.0 million decrease in revenue from sales to a specific commercial customer, and a $8.7 million decrease in revenue from sales of solar energy systems to large commercial customers for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. These decreases partially resulted from the lower average sales price of solar energy systems sold due to the decrease in the cost of solar energy system components that in turn led to the downward impact on the competitive market price of solar energy systems sold. We expect that any further decline in the cost of solar energy system components would continue to similarly impact our average sales price. These decreases were partially offset by a $17.8 million increase in revenue from sales of solar energy systems to the government, a $2.5 million increase in revenue from sales of solar energy systems to residential customers, and a $0.5 million increase in revenue from sales of energy efficiency products and services for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.

Cost of Revenue, Gross Profit, and Gross Profit Margin

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2013	2012	$	%
Operating leases	$21,149	$8,615	$12,534	145%
Gross profit of operating leases	39,344	24,969	14,375	58%
Gross profit margin of operating lease revenue	65%	74%
Solar energy systems	$49,676	$57,924	$(8,248)	(14)%
Gross profit of solar energy systems	6,368	11,881	(5,513)	(46)%
Gross profit margin of solar energy systems	11%	17%
Total cost of revenue	$70,825	$66,539	$4,286	6%
Total gross profit	45,712	36,850	8,862	24%
Total gross profit margin	39%	36%

Cost of operating leases revenue increased by $12.5 million, or 145%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. This increase was partially due to the increase in the aggregate cost of solar energy systems placed under operating leases that were interconnected and being depreciated as well as lower amounts of U.S. Treasury grants amortization as a percentage of depreciation expense for the three months ended September 30, 2013 following the winding-down of the U.S. Treasury grant program. Additionally the Company had recorded $0.9 million of catch-up adjustments to the amortization of U.S. Treasury grants were recognized in the nine months ended September 30, 2012, which resulted in lower depreciation expense in the period.

Cost of sales of solar energy systems decreased by $8.2 million, or 14%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. This decrease was primarily due to the decrease in sales of solar energy systems. However, this was partially offset by the $2.2 million of increased losses arising from allocation of indirect costs from solar energy system sales contracts for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.

Operating Expenses

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2013	2012	$	%
Sales and marketing expense	$63,533	$49,976	$13,557	27%
General and administrative expense	59,687	31,904	27,783	87%

Total operating expenses	$123,220	$81,880	$41,340	50%

Sales and marketing expense increased by $13.6 million, or 27%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. This increase was primarily due to the increase in the average number of personnel in sales and marketing departments from 480, for the nine months ended September 30, 2012, to 819, for the nine months ended September 30, 2013. As a result of this growth in headcount, employee compensation costs increased by $16.1 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012; employee compensation costs did not change proportionally to the change in headcount as new hirings were primarily for lower level positions. This was partially offset by the $2.8 million decrease in broadcast advertising costs for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.

General and administrative expense increased by $27.8 million, or 87%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. This increase was partially due to the increase in the average number of personnel in general and administrative departments from 202, for the nine months ended September 30, 2012, to 299, for the nine months ended September 30, 2013. As a result of this growth in headcount, employee compensation costs increased by $13.3 million and facilities costs increased by $1.4 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. In addition, the increase in the number of financing funds and general business activity contributed to the increase in legal, audit, and professional fees of $10.7 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.

Other Income and Expenses

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2013	2012	$	%
Interest expense, net	$17,521	$14,922	$2,599	17%
Other expenses, net	425	17,895	(17,470)	(98)%

Total interest and other expenses, net	$17,946	$32,817	$(14,871)	(45)%

Interest expense, net, increased by $2.6 million, or 17%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. Interest expense, net, was comprised of imputed interest on financing obligations of $10.0 million and $9.3 million and interest on bank borrowings, net of interest income on cash balances, of $7.5 million and $5.7 million, each as of the nine months ended September 30, 2013 and 2012, respectively. These increases were the result of higher average carrying balances related to financing obligations and bank borrowings for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.

Other expenses, net, decreased by $17.5 million, or 98%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The expense for the nine months ended September 30, 2012 was primarily from the change in the fair value of convertible redeemable preferred stock warrants, which were converted to common stock warrants upon the closing of the initial public offering of common stock in December 2012 and, therefore, were no longer revalued.

Net Loss Attributable to Noncontrolling Interests

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2013	2012	$	%
Net loss attributable to noncontrolling interests	$(43,874)	$(16,806)	$27,068	(161)%

The net loss attributable to noncontrolling interests in the nine months ended September 30, 2013 was $43.9 million compared to $16.8 million in the nine months ended September 30, 2012. The net loss allocation to noncontrolling interests in the nine months ended September 30, 2013 was primarily due to the $99.7 million loss allocation from financing funds into which we were selling or contributing assets. This loss allocation was partially offset by the $46.0 million income allocation from a financing fund whose contractual documents were amended in the period resulting in the increased income allocation to the fund investor, and we were also contributing additional assets to this fund, without a corresponding investor contribution, so as to ensure that the investor in this fund would recover in the future amounts equal to anticipated shortfalls in U.S. Treasury grants from assets sold to the fund in prior periods. Additionally $8.0 million income was allocated to noncontrolling interests in an entity that has a lease pass-through joint venture arrangement with us. The net loss allocation to noncontrolling interests in the nine months ended September 30, 2012 was primarily due to the $16.7 million loss allocation from financing funds to which we were tranching assets.

Liquidity and Capital Resources

The following table summarizes our condensed consolidated cash flows:

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Net cash provided by (used in) operating activities	$182,943	$(4,390)
Net cash used in investing activities	(517,280)	(297,771)
Net cash provided by financing activities	307,243	301,008

Net decrease in cash and cash equivalents	$(27,094)	$(1,153)

We finance our operations, including the costs of acquisition and installation of solar energy systems, mainly through a variety of financing fund arrangements that we have formed with fund investors, credit facilities from banks, and cash generated from our operations. As of September 30, 2013, we had $649.3 million of available commitments from our fund investors, including a $344.0 million financing fund structured as a debt facility, that would be available through our asset monetization strategy.

While we had a net loss for the nine months ended September 30, 2013, we believe that our existing cash and cash equivalents, funds available under a secured credit facility, and funds available in our existing financing funds that can be drawn down through our asset monetization strategy will be sufficient to meet our cash requirements for at least the next twelve months.

Operating Activities

In the nine months ended September 30, 2013, we generated $182.9 million in net cash from operations. This cash inflow primarily resulted from an increase in deferred revenue of $143.7 million related to upfront lease payments received from customers, solar energy system incentive rebate payments received from various state and local governments, and deferred investment tax credits revenue, an increase in accounts payable of $71.1 million and an increase in accrued and other liabilities of $66.6 million including $59.7 million received from an investor as a prepayment for monetization of investment tax credits for solar energy systems that will be placed in service after September 30, 2013. This cash inflow was offset in part by an increase in inventories of $2.9 million, an increase in prepaid expenses and other current assets of $17.4 million, an increase in incentive rebates receivable of $1.7 million, and a net loss of $95.4 million, reduced by non-cash items such as depreciation and amortization of $26.3 million, stock-based compensation of $17.2 million, and interest on lease pass-through obligations of $10.0 million, and increased by a reduction in lease pass-through obligations of $25.5 million.

In the nine months ended September 30, 2012, we utilized $4.4 million in net cash for operations. This cash outflow primarily resulted from a net loss of $78.0 million, reduced by non-cash items such as depreciation and amortization of $14.3 million, stock-based compensation of $7.7 million, interest on lease pass-through obligations of $8.9 million, and changes in the fair values of mandatorily redeemable preferred stock warrants of $16.7 million and increased by a reduction in lease pass-through obligations of $12.1 million. This cash outflow also increased in part due to a decrease in accounts payable of $76.0 million as we paid our suppliers, an increase in accounts receivable of $30.0 million, and an increase in other assets of $7.2 million. This cash outflow was offset in part by an increase in deferred revenue of $90.6 million related to upfront lease payments received from customers and solar energy system incentive rebate payments received from various state and local governments, an increase in accrued and other liabilities of $41.1 million, and a decrease in inventories of $29.8 million.

Investing Activities

Our investing activities consisted primarily of capital expenditures.

In the nine months ended September 30, 2013, we used $517.3 million in investing activities. Of this amount, we used $507.7 million on the design and installation of solar energy systems under operating leases with our customers. We also used $5.8 million on the acquisition of vehicles, office equipment, leasehold improvements, and furniture and invested $3.8 million in the acquisition of a business.

In the nine months ended September 30, 2012, we used $297.8 million in investing activities. Of this amount, we used $290.4 million on the design, acquisition, and installation of solar energy systems under operating leases with our customers and $7.4 million on the acquisition of vehicles, office equipment, leasehold improvements, and furniture.

Financing Activities

In the nine months ended September 30, 2013, we generated $307.2 million from financing activities. We received $57.2 million, net of fees, from long-term debt. We repaid $24.7 million of long-term debt and $1.6 million of our capital lease obligation. We received an additional $123.8 million from U.S. Treasury grants associated with our solar energy systems that we had leased to customers. We also received $31.2 million from fund investors in our lease pass-through financing funds and $221.2 million from fund investors in our joint ventures. We paid distributions to fund investors of $117.0 million. We received $9.4 million from the issuance of common stock upon the exercise of stock options for cash and an additional $8.0 million from the issuance of common stock upon the exercise of common stock warrants.

In the nine months ended September 30, 2012, we generated $301.0 million from financing activities. We received $80.9 million, net of transaction costs, from the issuance of convertible redeemable preferred stock. We received an additional $119.0 million, net of lender fees, from long-term debt and $19.4 million from our revolving line of credit. We repaid $32.2 million of long-term debt and $25.0 million on our revolving line of credit. We received $99.9 million from U.S. Treasury grants associated with our solar energy systems that we had leased to customers. We also received $138.8 million from fund investors in our lease pass-through financing funds and $63.5 million from fund investors in our joint ventures. We paid distributions to fund investors of $137.3 million.

Secured Credit Agreements and Financing Fund Commitments

There have been no material changes to our secured credit agreements and financing fund commitments during the nine months ended September 30, 2013 from those disclosed in our annual report on Form 10-K for the year ended December 31, 2012 other than as discussed under Notes 6 and 7 to our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q, under Liquidity and Capital Resources above, and below.

In February 2013, we formed a new financing fund with a new investor into which the fund investor will contribute up to $25.0 million. In April 2013, we amended the contractual terms of an existing financing fund to increase the available funding by $75.0 million. In May 2013, we formed a new financing fund with a new investor into which the fund investor will contribute up to $100.0 million. In June 2013, we formed a new financing fund with a new investor into which the fund investor will contribute up to $75.0 million. In July 2013, we formed a new financing fund with an existing investor into which the fund investor will contribute up to $80.0 million. In September 2013, we formed a new financing fund with a new investor into which the fund investor will contribute up to $50.0 million. In September 2013, we acquired a financing fund into which the fund investor will contribute up to $15.9 million.

In November 2013, we amended and restated our revolving credit facility to increase the committed facility from $75.0 million to $160.5 million and extend the maturity date to December 31, 2016.

Off-Balance Sheet Arrangements

We include in our condensed consolidated financial statements all assets, liabilities, and results of operations of financing fund arrangements that we have entered into. We have not entered into any other transactions that have generated unconsolidated entities, financial partnerships, or special purpose entities. Accordingly, we do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 2 to our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our ongoing business operations. Our primary exposures include changes in interest rates because certain borrowings bear interest at floating rates based on LIBOR plus a specified margin. We manage our interest rate risk by balancing our amount of fixed-rate and floating-rate debt. For fixed-rate debt, interest rate changes do not affect our earnings or cash flows. Conversely, for floating-rate debt, interest rate changes generally impact our earnings and cash flows, assuming other factors are held constant.

Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and other operating expenses and reducing our funds available for capital investment, operations, or other purposes. In addition, we must use a substantial portion of our cash inflows to service our debt, which may affect our ability to make future acquisitions or capital expenditures. A hypothetical 10% change in our interest rates would have increased our interest expense by $0.3 million and $0.6 million for the nine months ended September 30, 2013 and 2012, respectively.

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

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2013, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Any investment in our common stock involves a high degree of risk. You should carefully consider the risk factors set forth below, together with the other information contained in this quarterly report on Form 10-Q, including our condensed consolidated financial statements and related notes, before investing in our common stock. Any of the following risks and additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition, results or operations. In such case, you may lose all or part of your original investment.

Risks Related to our Operations

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

Limits on net metering, interconnection of solar energy systems and other operational policies in key markets could limit the number of solar energy systems installed there. For example, California utilities are currently required to provide net metering to their customers until the total generating capacity of net metered systems exceeds 5% of the utilities’ “aggregate customer peak demand.” This cap on net metering in California was increased to 5% in 2010 as utilities neared the prior cap of 2.5%. New California legislation passed in October 2013 establishes a process and timeline for developing a new program with no participation cap that would apply after the current cap of 5% is reached. If the current net metering caps in California, or other jurisdictions, are reached, or if the amounts of credit that customers receive for net metering are significantly reduced, future customers will be unable to recognize the current cost savings associated with net metering. We substantially rely on net metering when we establish competitive pricing for our prospective customers. The absence of net metering for new customers would greatly limit demand for our solar energy systems.

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

The federal government currently offers a 30% investment tax credit under Section 48(a)(3) of the Internal Revenue Code, or the Federal ITC, for the installation of certain solar power facilities until December 31, 2016. This credit is due to adjust to 10% in 2017. Solar energy systems that began construction prior to the end of 2011 were eligible to receive a 30% federal cash grant paid by the U.S. Treasury Department under Section 1603 of the “American Recovery and Reinvestment Act of 2009,” or the U.S. Treasury grant, in lieu of the Federal ITC. Pursuant to the Budget Control Act of 2011, U.S. Treasury grants are subject to sequestration beginning in 2013. Specifically, U.S. Treasury grants made on or after March 1, 2013 through September 30, 2013 will be reduced by 8.7%, and U.S. Treasury grants made on or after October 1, 2013 through September 30, 2014 will be reduced by 7.2%, regardless of when the U.S. Treasury received the application. As a result, for all applications pending or to be submitted as of September 30, 2013, we expect to suffer grant shortfalls of approximately $1.8 million associated with our financing funds. Applicable authorities may adjust or decrease incentives from time to time or include provisions for minimum domestic content requirements or other requirements to qualify for these incentives.

Reductions in, or eliminations or expirations of, governmental incentives could adversely impact our results of operations and ability to compete in our industry by increasing our cost of capital, causing us to increase the prices of our energy and solar energy systems, and reducing the size of our addressable market. In addition, this would adversely impact our ability to attract investment partners and to form new financing funds and our ability to offer attractive financing to prospective customers. For the quarter ended September 30, 2013, more than 97% of new customers chose to enter into financed lease or power purchase agreements rather than buying a solar energy system for cash.

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

The Office of the Inspector General of the U.S. Department of Treasury has issued subpoenas to a number of significant participants in the rooftop solar energy installation industry, including us. The subpoena we received requires us to deliver certain documents in our possession relating to our participation in the U.S. Treasury grant program. These documents are being delivered to the Office of the Inspector General of the U.S. Department of Treasury, which is investigating the administration and implementation of the U.S. Treasury grant program.

In July 2012, we and other companies that are significant participants in both the solar industry and the cash grant program under section 1603 of the American Recovery and Reinvestment Act of 2009 received subpoenas from the U.S. Department of Treasury’s Office of the Inspector General to deliver certain documents in our respective possession. In particular, our subpoena requested, among other things, documents dated, created, revised or referred to since January 1, 2007 that relate to our applications for U.S. Treasury grants or communications with certain other solar development companies or certain firms that appraise solar energy property for U.S. Treasury grant application purposes. The Inspector General is working with the Civil Division of the U.S. Department of Justice to investigate the administration and implementation of the U.S. Treasury grant program, including possible misrepresentations concerning the fair market value of the solar power systems submitted for grant under that program made in grant applications by companies in the solar industry, including us. We intend to cooperate fully with the Inspector General and the Department of Justice. We are continuing to produce documents and testimony as requested by the Inspector General and we anticipate at least three months will be required to complete the gathering and production of such information, and that the Inspector General will require at least another year to conclude its review. If at the conclusion of the investigation the Inspector General concludes that misrepresentations were made, the Department of Justice could decide to bring a civil action to recover amounts it believes were improperly paid to us. If it were successful in asserting this action, we could then be required to pay damages and penalties for any funds received based on such misrepresentations (which, in turn, could require us to make indemnity payments to certain of our fund investors). Such consequences could have a material adverse effect on our business, liquidity, financial condition and prospects. Additionally, the period of time necessary to resolve the investigation is uncertain, and this matter could require significant management and financial resources that could otherwise be devoted to the operation of our business.

If the Internal Revenue Service or the U.S. Treasury Department makes additional determinations that the fair market value of our solar energy systems is materially lower than what we have claimed, we may have to pay significant amounts to our financing funds or to our fund investors and such determinations could have a material adverse effect on our business, financial condition and prospects.

We and our fund investors claim the Federal ITC or the U.S. Treasury grant in amounts based on the fair market value of our solar energy systems. We have obtained independent appraisals to support the fair market values we report for claiming Federal ITCs and U.S. Treasury grants. The Internal Revenue Service and the U.S. Treasury Department review these fair market values. With respect to U.S. Treasury grants, the U.S. Treasury Department reviews the reported fair market value in determining the amount initially awarded, and the Internal Revenue Service and the U.S. Treasury Department may also subsequently audit the fair market value and determine that amounts previously awarded must be repaid to the U.S. Treasury Department or that excess awards constitute taxable income for U.S. federal income tax purposes. Such audits of a small number of our financing funds are ongoing. With respect to Federal ITCs, the Internal Revenue Service may review the fair market value on audit and determine that the tax credits previously claimed must be reduced. If the fair market value is determined in these circumstances to be less than we reported, we may owe our financing fund or our fund investors an amount equal to this difference, plus any costs and expenses associated with a challenge to that valuation. We could also be subject to tax liabilities, including interest and penalties. As we previously disclosed in our Form 10-K dated March 27, 2013, from time to time the U.S. Treasury Department has determined in some instances to award us U.S. Treasury grants for our solar energy systems at a materially lower value than we had established in our appraisals and, as a result, we have been required to pay our fund investors a true-up payment or contribute additional assets to the associated financing funds. Subsequent to our Form 10-K filing, the U.S. Treasury Department has made similar determinations with respect to additional grant applications. As a result of these actions by the U.S. Treasury Department, based on the number of such systems that we have placed in service and that we plan to place in service using funds contributed by investors to our financing funds currently, we estimate that we would be obligated to pay the investors approximately $12.2 million to compensate them for the anticipated shortfall in grants. In response to such shortfalls, two of our financing funds filed a lawsuit in the United States Court of Federal Claims to recover the difference between the U.S. Treasury grants they sought and the amounts the U.S. Treasury paid; to the extent that these lawsuits are successful any recovery would be used to repay us for amounts we previously reimbursed those funds. Our fund investors are contributing to our financing funds at the amounts the U.S. Treasury Department has most recently awarded on similarly situated energy systems to reduce or eliminate the need for us to subsequently pay those fund investors true-up payments or contribute additional assets to the associated financing funds.

If the Internal Revenue Service or the U.S. Treasury Department further disagrees now or in the future, as a result of any pending or future audit, the outcome of the Department of Treasury Inspector General investigation, the change in guidelines or otherwise, with the fair market value of more of our solar energy systems that we have constructed or that we construct in the future, including any systems for which grants have already been paid, and determines we have claimed too high of a fair market value, it could have a material adverse effect on our business, financial condition and prospects. For example, a hypothetical five percent downward adjustment in the fair market value in the approximately $495.8 million of U.S. Department of Treasury grant applications that have been awarded from the beginning of the U.S. Treasury grant program through September 30, 2013 would obligate us to repay approximately $24.8 million to our fund investors.

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

We have incurred net losses in the past, and we had an accumulated deficit of $162.9 million as of September 30, 2013. We may incur net losses from operations as we increase our spending to finance the expansion of our operations, expand our installation, engineering, administrative, sales and marketing staffs, and implement internal systems and infrastructure to support our growth. We do not know whether our revenue will grow rapidly enough to absorb these costs, and our limited operating history makes it difficult to assess the extent of these expenses or their impact on our operating results. Our ability to achieve profitability depends on a number of factors, including:

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

To date, we have not performed an evaluation of our internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act, nor has our independent registered public accounting firm performed an audit of our internal control over financial reporting as of any balance sheet date or for any period reported in our financial statements. Had we performed such an evaluation or had our independent registered public accounting firm performed an audit of our internal control over financial reporting, material weaknesses, in addition to those discussed above, may have been identified. Our first internal control over financial reporting evaluation and audit by our independent registered public accounting firm will be required with respect to our year ending December 31, 2013. We have commenced evaluating our internal controls and we have engaged our auditors to audit these controls. During the course of the evaluation, documentation or attestation, we or our independent registered public accounting firm may identify weaknesses and deficiencies that we may not otherwise identify in a timely manner or at all as a result of the deferred implementation of this additional level of review. In addition, if we or our independent registered public accounting firm are not able to complete the work required under Section 404 of the Sarbanes Oxley Act on a timely basis, our annual report on Form 10-K may be delayed or deficient.

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

We purchase solar panels, inverters and other system components from a limited number of suppliers, making us susceptible to quality issues, shortages and price changes. If we fail to develop, maintain and expand our relationships with these or other suppliers, we may be unable to adequately meet anticipated demand for our solar energy systems, or we may only be able to offer our systems at higher costs or after delays. If one or more of the suppliers that we rely upon to meet anticipated demand ceases or reduces production, we may be unable to quickly identify alternate suppliers or to qualify alternative products on commercially reasonable terms, and we may be unable to satisfy this demand. In particular, there are a limited number of inverter suppliers. Once we design a system for use with a particular inverter, if that type of inverter is not readily available at an anticipated price, we may incur additional delay and expense to redesign the system. There have also been periods of industry-wide shortage of key components, including solar panels, in times of rapid industry growth. The manufacturing infrastructure for some of these components has a long lead time, requires significant capital investment and relies on the continued availability of key commodity materials, potentially resulting in an inability to meet demand for these components. Any decline in the exchange rate of the U.S. dollar compared to the functional currency of our component suppliers could increase our component prices. In addition, the U.S. government has imposed tariffs on solar cells manufactured in China. Based on determinations by the U.S. government, the most recent applicable anti-dumping and countervailing tariff rates range from approximately 33%-255%. Such anti-dumping and countervailing tariffs are subject to annual review and can be increased if deemed necessary. Because we currently purchase solar panels containing cells manufactured outside of China, we currently are not materially impacted by the tariffs. However, if in the future we purchase solar panels containing cells manufactured in China, our purchase price would reflect the tariff penalties mentioned above. Any of these shortages, delays or price changes could limit our growth, cause cancellations or adversely affect our profitability, and result in loss of market share and damage to our brand.

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

The declining cost of solar panels and the raw materials necessary to manufacture them has been a key driver in the pricing of our solar energy systems and customer adoption of this form of renewable energy. Now that solar panel and raw materials prices have stabilized and could increase in the future, our growth could slow, and our financial results could suffer. In addition, in the past we have purchased a significant portion of the solar panels used in our solar energy systems from manufacturers based in China, some of whom benefit from favorable foreign regulatory regimes and governmental support, including subsidies. If this support were to decrease or be eliminated, or if tariffs imposed by the U.S. government were to increase the prices of these solar panels, our ability to purchase these products on competitive terms or to access specialized technologies from those countries could be restricted. Any of those events could harm our financial results by requiring us to pay higher prices or to purchase solar panels or other system components from alternative, higher-priced sources. In addition, the U.S. government has imposed tariffs on solar cells manufactured in China. These tariffs will increase the price of solar panels containing these Chinese-manufactured cells, which may harm our financial results in the event we purchase such panels.

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

The installation of solar energy systems requires our employees to work at heights with complicated and potentially dangerous electrical systems. The evaluation and modification of buildings as part of our energy efficiency business requires our employees to work in locations that may contain potentially dangerous levels of asbestos, lead or mold. We also maintain a fleet of more than 1,000 vehicles that our employees use in the course of their work. There is substantial risk of serious injury or death if proper safety procedures are not followed. Our operations are subject to regulation under the U.S. Occupational Safety and Health Act, or OSHA, and equivalent state laws. Changes to OSHA requirements, or stricter interpretation or enforcement of existing laws or regulations, could result in increased costs. If we fail to comply with applicable OSHA regulations, even if no work-related serious injury or death occurs, we may be subject to civil or criminal enforcement and be required to pay substantial penalties, incur significant capital expenditures, or suspend or limit operations. In the past, we have had workplace accidents and received citations from OSHA regulators for alleged safety violations, resulting in fines and operational delays for certain projects. Any such accidents, citations, violations, injuries or failure to comply with industry best practices may subject us to adverse publicity, damage our reputation and competitive position and adversely affect our business.

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

We may not realize the anticipated benefits of past or future acquisitions, and integration of these acquisitions may disrupt our business and management.

We acquired Paramount Solar in September 2013 and signed a definitive agreement to acquire Zep Solar in October 2013, and in the future we may acquire additional companies, project pipelines, products, or technologies or enter into joint ventures or other strategic initiatives. We may not realize the anticipated benefits of either of these acquisitions or any other future acquisition and any acquisition has numerous risks. These risks include the following: difficulty in assimilating the operations and personnel of the acquired company; difficulty in effectively integrating the acquired technologies or products with our current products and technologies; difficulty in maintaining controls, procedures, and policies during the transition and integration; disruption of our ongoing business and distraction of our management and employees from other opportunities and challenges due to integration issues; difficulty integrating the acquired company’s accounting, management information, and other administrative systems; inability to retain key technical and managerial personnel of the acquired business; inability to retain key customers, vendors, and other business partners of the acquired business; inability to achieve the financial and strategic goals for the acquired and combined businesses; incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results; potential failure of the due diligence processes to identify significant issues with product quality, legal and financial liabilities, among other things; potential inability to assert that internal controls over financial reporting are effective; and potential inability to obtain, or obtain in a timely manner, approvals from governmental authorities, which could delay or prevent such acquisitions. Mergers and acquisitions of companies are inherently risky, and ultimately, if we do not complete the integration of acquired businesses successfully and in a timely manner, we may not realize the anticipated benefits of the acquisitions to the extent anticipated, which could adversely affect our business, financial condition, or results of operations.

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

We typically bear the risk of loss and are generally obligated to cover the cost of maintenance and repair on any solar systems that we sell or lease to our fund investors. At the time we sell or lease a solar system to a fund investor, we enter into a maintenance services agreement where we agree to operate and maintain the system for a fixed fee that is calculated to cover our future expected maintenance costs. If our solar systems require an above-average amount of repairs or if the cost of repairing systems were higher than our estimate, we would need to perform such repairs without additional compensation. If our solar systems, a majority of which are located in California, are damaged in the event of a natural disaster beyond our control, losses could be excluded, such as earthquake damage, or exceed insurance policy limits, and we could incur unforeseen costs that could harm our business and financial condition. We may also incur significant costs for taking other actions in preparation for, or in reaction to, such events. We purchase Property and Business Interruption insurance with industry standard coverage and limits approved by an investor’s third-party insurance advisors to hedge against such risk, but such coverage may not cover our losses.

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

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

After giving effect to the issuance of our 2.75% Convertible Senior Notes due 2018 in November 2013 (the “Notes”), our total consolidated indebtedness would have been $371.3 million, as of September 30, 2013. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

We may still incur substantially more debt or take other actions which would intensify the risks discussed above.

We and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. We are not restricted under the terms of the indenture governing the Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indenture governing the Notes that could have the effect of diminishing our ability to make payments on the Notes when due. Our existing credit facilities restrict our ability to incur additional indebtedness, including secured indebtedness, but we may be able to obtain waivers of such restrictions or may not be subject to such restrictions under the terms of any subsequent indebtedness.

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

We have entered into several secured credit agreements, including a working capital facility under which we may currently borrow up to $250.0 million (with $160.5 million currently committed from several lenders and an additional $89.5 million subject to further conditions) that matures in December 2016. In November 2013, we fully repaid a $7.0 million term facility used to finance the purchase of vehicles. The working capital facility requires us to comply with certain financial, reporting and other requirements. The timing of our commercial projects has on occasion adversely affected our ability to satisfy certain financial covenants under these or prior facilities. While our lenders have given us waivers of certain covenants we have not satisfied in the past, there is no assurance that the lenders will waive or forbear from exercising their remedies with respect to any future defaults that might occur. For example, on April 30, 2012 and May 31, 2012, we did not meet a financial ratio covenant, and on June 30, 2012, we breached a financial covenant related to non-GAAP EBITDA under our prior working capital facility, which also resulted in a default under a separate vehicle financing facility with the same administrative bank agent. The bank waived these breaches, and in September 2012 we refinanced all amounts borrowed under the prior working capital facility with the $100.0 million working capital facility, which was later amended and restated to provide for the $250.0 million working capital facility described above. In May 2013, we executed amendments to two of our then outstanding secured credit facilities and obtained a waiver from our lenders under our third secured credit facility so that financial covenants regarding debt service coverage for the first quarter of 2013 would not apply to us because our trailing twelve-month non-GAAP EBITDA would have been insufficient to satisfy the covenants. In June 2013, we amended the debt service coverage ratio in our remaining two secured credit facilities to limit debt service to only cash interest charges. We believe that some of the financial and other covenants are generally more favorable to us following these changes, however a breach of our covenants may still occur in the future.

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

We may not have the ability to raise the funds necessary to repurchase the Notes, including upon a fundamental change, and one of our current credit facilities prohibits us from repurchasing the issued notes upon a fundamental change.

Holders of the Notes will have the right to require us to repurchase their Notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered therefor. In addition, one of our existing credit facilities prohibits us from repurchasing the Notes upon a fundamental change, and we may enter into future agreements that restrict our ability to repurchase upon a fundamental change. Our failure to repurchase Notes at a time when the repurchase is required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our existing or future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof. Our ability to repurchase the Notes may also be limited by law or by regulatory authority.

Risks Related to the Ownership of Our Common Stock

Our stock price has been and may continue to be volatile, and the value of your investment could decline.

The trading price of our common stock has been volatile since our initial public offering. Since shares of our common stock were sold in our initial public offering in December 2012 at a price of $8.00 per share, the reported high and low sales prices of our common stock has ranged from $9.20 to $65.30 per share, through November 5, 2013. The market price of our common stock may fluctuate widely in response to many risk factors listed in this section and others beyond our control, including:

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

•

sales of our common stock by us or our stockholders, including as a result of recent offerings and the potential issuance of shares of common stock as consideration for the pending acquisition of Zep Solar;

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

We are an emerging growth company within the meaning of the rules under the Securities Act, but believe that we will case to be an emerging growth company as of January 1, 2014. We have in our prior periodic reports and in this quarterly report on Form 10-Q utilized the modified disclosure requirements available to emerging growth companies, including reduced disclosure about our executive compensation and omission of compensation discussion and analysis, and an exemption from the requirement of holding a nonbinding advisory vote on executive compensation. As a result, our stockholders to date may not have access to certain information they may deem important.

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

We have filed registration statements for a convertible note offering and a concurrent common stock offering. Following the completion of these transactions, we had approximately 87.0 million outstanding shares of common stock based on the number of shares outstanding as of September 30, 2013 and assuming no exercise of outstanding options after September 30, 2013. Holders of up to approximately 51.1 million of these shares will be entitled to rights with respect to registration of these shares under the Securities Act pursuant to an investors’ rights agreement. If these holders of our common stock, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our common stock. If we file a registration statement for the purposes of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired.

In addition, on September 9, 2013, we issued 3,674,565 shares of common stock in connection with the Paramount Solar acquisition and such shares are freely saleable in the public markets. In October 2013, we also agreed to issue approximately $158.0 million worth of shares of our common stock, subject to certain adjustments, in connection with our acquisition of Zep Solar. The shares will be issued subject to customary closing conditions and contingent upon the completion of a fairness hearing with the California Department of Corporations pursuant to Section 3(a)(10) under the Securities Act, and upon such issuance, the shares will be freely saleable in the public markets.

Insiders have substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control.

As of September 30, 2013, our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, owned approximately 60.9% of the outstanding shares of our common stock. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might affect the market price of our common stock.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3. Defaults upon Senior Securities

Not applicable.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

Not applicable.

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

Date: November 12, 2013

SOLARCITY CORPORATION

By:	/s/ LYNDON R. RIVE
Lyndon R. Rive
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.1+	Asset Purchase Agreement, dated as of August 13, 2013, by and among SolarCity Corporation, Poppy Acquisition LLC, Paramount GR Holdings, LLC and Paramount Energy Solutions, LLC.

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS††	XBRL Instance Document.

101.SCH††	XBRL Taxonomy Schema Linkbase Document.

101.CAL††	XBRL Taxonomy Calculation Linkbase Document.

101.DEF††	XBRL Taxonomy Definition Linkbase Document.

101.LAB††	XBRL Taxonomy Labels Linkbase Document.

101.PRE††	XBRL Taxonomy Presentation Linkbase Document.

+	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 19, 2013.

†	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of SolarCity Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
††	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and is otherwise not subject to liability under these sections.