Form 10-K
period 2013-12-31
SOLARCITY CORP
filed 2014-03-18
CIK 1408356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”).    Yes  ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒

As of June 28, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of voting stock held by non-affiliates of the registrant based on the closing price of $37.749 for shares of the registrant’s common stock as reported by the NASDAQ Global Market, was approximately $778.0 million.

On March 13, 2014, 91,503,673 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information called for by Part III of this Form 10-K is hereby incorporated by reference from the definitive Proxy Statement for our annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2013.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The discussion in this annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies; anticipated future financial results; expected trends in certain financial and operating metrics; our belief that tracking the aggregate megawatt, or MW, production capacity of systems is an indicator of the growth rate of our solar energy systems business; projections on growth in the markets that we operate and our growth rates; the anticipated penetration of our SolarStrong project; pricing trends, including our ability to achieve economies of scale in both installation and capital costs; our belief that adequate surplus capacity of non-tariff solar panels is available to suit our future needs; projections relating to our use of and reliance on U.S. Treasury grants and federal, state and local incentives; the impact of the sequestration of federal spending that took effect in 2013; our expansion and hiring plans, including our plan to expand our domestic and international operations; product development efforts, including our belief that advances in battery storage technology, steep reductions in pricing and burgeoning policy changes that support energy storage hold significant promise for enabling deployments of grid-connected energy storage systems; customer preferences, including our belief that we are well-positioned to be the provider of choice for our customers’ energy needs; anticipated contract renewal rates; the success of our sales and marketing efforts; the payment of future dividends; our belief as to the sufficiency of our existing cash and cash equivalents, funds available under secured credit facilities and funds available under existing financing funds to meet our working capital and operating resource requirements for the next twelve months; dispositions, acquisitions, mergers or strategic transactions and our related integration efforts; our strategies for raising additional capital, including through the issuance of additional debt, equity, securitization or other financing alternatives; and our control environment, including our disclosure controls and procedures and our internal controls over financial reporting, and our related remediation efforts.

In addition, forward-looking statements also consist of statements involving trend analyses and statements including such words as “will,” “may,” “anticipate,” “believe,” “could,” “would,” “might,” “potentially,” “estimate,” “continue,” “plan,” “expect,” “intend,” and similar expressions or the negative of these terms or other comparable terminology that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. These forward-looking statements speak only as of the date of this annual report on Form 10-K and are subject to inherent business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of a number of factors, including those set forth below in Part I, Item 1A, “Risk Factors,” and in our other reports filed with the U.S. Securities and Exchange Commission. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We undertake no obligation to revise or publically release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I

ITEM 1. BUSINESS

Overview

We sell renewable energy to our customers at prices below utility rates. Our long-term agreements generate recurring customer payments and position us to provide our growing base of customers with energy-related products and services that further lower their energy costs.

We install more solar energy systems than any other company in the United States. We are currently installing approximately one out of every four solar energy systems installed in the United States, according to GTM Research, and we are the largest employer in the United States solar industry.

We believe the significant demand for our energy solutions results from the following value propositions:

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

•	We make it easy. We perform the entire process, from permitting through installation of our solar energy systems, and make it simple for customers to switch to renewable energy.

•

We focus on quality. Our top priority is to provide value and quality service to our customers. We have assembled a highly skilled team of in-house professionals dedicated to the highest engineering standards, overall quality and customer service.

We primarily serve customers in 14 states and the District of Columbia, and operate in other locations as strategic opportunities and commercial projects arise. We intend to expand our footprint domestically and internationally to every market where distributed solar energy generation is a viable economic alternative to utility generation. We generate revenue from a mix of residential customers, commercial entities such as Walmart, eBay, Intel, and Safeway, and government entities such as the U.S. Military. Since our founding in 2006, we have provided or contracted to provide systems or services to more than 100,000 customers. Every three minutes of the working day a new customer makes the switch to a SolarCity system. In addition, aggregate contractual cash payments that our customers are obligated to pay over the term of our long-term customer agreements have grown at a compounded annual rate of 108.1% since 2010. We structure these customer agreements as either leases or power purchase agreements. Our lease customers pay a fixed monthly fee with an electricity production guarantee. Our power purchase agreement customers pay a fee based on the amount of electricity the solar energy system produces.

Our long-term lease and power purchase agreements create high-quality recurring customer payments, investment tax credits, accelerated tax depreciation and other incentives. Our financial strategy is to monetize these assets at the lowest cost of capital. We share the economic benefit of this lower cost of capital with our customers by lowering the price they pay for energy. Historically, we have monetized the assets created by substantially all of our leases and power purchase agreements through financing funds we have formed with fund investors. In general, we contribute assets to the financing funds in exchange for upfront cash and a residual interest. The allocation of the economic benefits, as well as the timing of receipt of such economic benefits, among us and the fund investors varies depending on the structure of the financing fund. We use a portion of the cash received from the financing fund to cover our variable and fixed costs associated with installing the related solar energy systems. We invest the excess cash in the growth of our business. In 2013, we completed what we believe to be the first securitization of distributed solar energy assets. In the future, in addition to or in lieu of monetizing the value through financing funds, we may use debt, equity, securitization or other financing strategies to fund our operations.

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

The key elements of our integrated approach are illustrated below:

SolarCity’s Integrated Approach

•

Sales. We market and sell our products and services through a national sales organization that includes a direct outside sales force, a door-to-door sales team, call centers, a channel partner network, and a robust customer referral program. We have structured our sales organization to efficiently engage prospective customers, from initial interest through customized proposals and, ultimately, signed contracts. We intend to continue to grow our sales teams and adopt new approaches to deploy renewable energy to more customers.

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

•

Installation. Once we complete the design of our solar energy systems, we obtain all necessary building permits. Our customer care representatives coordinate the SolarCity team and keep our customers apprised of the project status every step of the way. We are a licensed contractor or use licensed subcontractors in every community we service, and we are responsible for every customer installation. For substantially all of our residential projects, we are the general contractor, construction manager and installer. For our commercial projects, we are the general contractor and construction manager. Once we complete installation of a system, we schedule inspections with the local building department and arrange for interconnection to the power grid with the utility. By handling these logistics, we make the installation process simple for our customers.

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

•

Complementary Products and Services. We also offer complementary energy-related products and services aimed at increasing our customers’ energy savings. These offerings include DemandLogic, our smart energy storage system for commercial customers that allow businesses to reduce energy costs by using stored electricity generated by our solar energy systems to reduce peak demand from utilities, and Energy Explorer, our proprietary software that provides homeowners a self-guided tour of their energy usage that we offer free to each of our new residential solar energy system customers.

Competitive Strengths

We believe the following strengths enable us to deliver our solar energy solutions to a diversified customer base that includes residential home owners, large and small businesses, and government entities:

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

•

Long-term customer relationships. Our business model enables us to develop long-term relationships with our customers. Under our standard customer agreements, our solar energy customers purchase energy from us for 20 years, and because our solar energy systems have an estimated life of 30 years, we intend to offer our customers renewal contracts at the end of the original contract term. This approach allows us to maintain an ongoing relationship with our solar energy customers through our receipt of payments and our real-time monitoring systems. We leverage these relationships to offer and develop complementary energy-related products and services such as DemandLogic and our pilot residential energy storage solutions, which we believe further reinforces our relationship, brand and value to the customer, and reduces our customer acquisition costs.

•

Significant size and scale. Our status as the leading installer of solar energy systems in the United States enables us to achieve economies of scale in both installation and capital costs, enabling us to offer our customers electricity at rates lower than the retail rate offered by utilities. We believe that our size provides our customers with confidence in our continuing ability to service their system and guarantee its performance over the duration of their long-term contract.

•

Innovative technology. We continually innovate and develop new technologies to facilitate our growth and to enhance the delivery of our products and services. For example, we have developed proprietary software that significantly reduces design time, accelerates the permitting process and allows us to efficiently manage the installation of every project.

•

Brand recognition. Our ability to provide high-quality services, our dedication to best-in-class engineering efforts and our exceptional customer service have helped us establish a recognized and trusted national brand. For example, approximately 27% of our new residential projects in 2013 originated from existing customer referrals. We believe our brand is a meaningful factor for customers as they consider their energy alternatives.

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

Our Innovative Products, Services and Technology

We deliver renewable energy to our customers through a portfolio of complementary products and services that enable more cost effective generation and reduced energy consumption. We have developed enabling technologies that allow us to simplify our customers’ experience and enhance our ability to deliver our products and services.

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

•

SolarLease and Power Purchase Agreement Finance Products. Most of our solar energy customers choose to purchase energy from us pursuant to one of two payment structures: a SolarLease or a power purchase agreement. In both structures, we charge customers a monthly fee for the power produced by our solar energy systems. In the lease structure, a monthly payment is pre-determined and includes a production guarantee. In the power purchase agreement structure, we charge customers a fee per kilowatt hour, or kWh, based on the amount of electricity produced by the solar energy system. Under both the SolarLease and power purchase agreement, our customers also have the option to pay little or no upfront costs or to reduce the aggregate amount of their future payments by pre-paying a portion of their future payments. Over the terms of both agreements, we own and operate the system and guarantee its performance. Our current standard SolarLeases and power purchase agreements have 20-year terms. Prior to 2010, our standard lease term was

15 years. In a limited number of utility districts, we continue to offer lease terms of less than 20 years to offer the maximum savings under applicable incentive programs. In addition, a limited number of our commercial customers have entered into power purchase agreements with terms of between 10 and 20 years.

•

Energy Storage. We are developing a proprietary battery management system built on our solar energy monitoring communications backbone. The battery management system is designed to enable remote, fully bidirectional control of distributed energy storage that can potentially provide significant benefits to our customers, utilities and grid operators. The benefits to our customers of energy storage coupled with a solar energy system may include back-up power, time-of-use energy arbitrage, rate arbitrage, peak demand shaving and demand response. We believe that advances in battery storage technology, steep reductions in pricing and burgeoning policy changes that support energy storage hold significant promise for enabling deployments of grid-connected energy storage systems.

•

Energy Efficiency Products and Services. Using our proprietary software, we offer free energy efficiency consultations to each new residential customer to provide a detailed in-home diagnosis that identifies energy use and loss. Based on this analysis, we work with customers to identify their priorities to improve the cost effectiveness, efficiency, health and comfort of their home by recommending and facilitating appropriate upgrades in exchange for a referral fee from our partners.

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

•

SolarWorks Customer Management Software. SolarWorks is our proprietary software platform used to track and manage every project. SolarWorks’ embedded database and custom architecture offers reduced costs, improved quality and improved customer experience by supporting scheduling, budgeting and other project management functions as well as customer communications, inventory management and detailed project data.

•

Energy Designer. Energy Designer is a proprietary software application used by our field engineering auditors to rapidly collect all pertinent site-specific design details on a tablet computer. This information then syncs with our design automation software, reducing design time and accelerating the permitting process.

•

SolarGuard and PowerGuide Proactive Monitoring Solutions. SolarGuard and PowerGuide provide our customers a real-time view of their home’s or business’s energy generation and consumption. Through easy-to-read graphical displays available on smartphones and any device with a web browser, our monitoring systems collect, monitor and display critical performance data from our solar energy systems, including production levels, local weather, electricity usage and environmental impacts such as carbon offset and pollution reduction. Our customer service team reviews system performance data using this proprietary monitoring software to confirm continued efficient operation.

•

Zep Solar Mounting Systems. We acquired Zep Solar in 2013, and operate it as a wholly-owned subsidiary. Zep Solar licenses its patented Zep Groove technology to top-tier photovoltaic module and power electronics manufacturers, and supplies us with complementary mounting and grounding hardware.

Our Customers

Our customers purchase electricity and other energy-related products and services from us that lower their overall energy costs. Because our customers are individuals or commercial businesses with high credit scores and government agencies, and because electricity is a necessity, we perceive our recurring customer payments as high-quality assets. Our customer base is comprised of the following key sectors:

•	Residential. Our residential customers are individual homeowners and homeowners within communities who have participated in our community solar program that want to switch to cleaner, cheaper energy.

•

Commercial. Our commercial customers represent diverse business sectors, including technology, retail, manufacturing, agriculture, nonprofit and houses of worship. Our commercial customers include the world’s largest retailer, the world’s premier semiconductor chip maker and hundreds of other businesses.

•

Government. We have installed solar energy systems for government entities including the U.S. Air Force, Army, Marines and Navy, the City of Lancaster, the Department of Homeland Security and more than 300 schools. In November 2011, SolarCity and Bank of America Merrill Lynch announced project SolarStrong, our five-year plan to build more than $1 billion in solar energy projects for privatized U.S. military housing communities across the country. We expect SolarStrong to ultimately create up to 300 MW of solar generation capacity that could provide energy to as many as 120,000 military housing units. If completed as anticipated, SolarStrong would be the largest residential solar project in American history.

We generally group our commercial and governmental customers together for our internal customer management purposes.

Sales and Marketing

We market and sell our products and services through a national sales organization that includes a direct outside sales force, a door-to-door sales force, call centers, a channel partner network and a robust customer referral program.

•

Direct outside sales force. Our outside sales force typically resides and works within a market we serve. Our outside sales force allows us to sell to those customers who prefer a face-to-face interaction.

•

Door-to-Door sales force. Our door-to-door sales force consists of trained salespersons that identify and educate potential customers about our product and service offerings. As solar energy remains a new commodity for many homeowners, our trained sales force can help reach families that may not have considered solar energy.

•

Call centers and virtual sales offices. Our call centers allow us to sell our energy products and services to customers without visiting their homes or businesses. Because every home or site is unique, we begin by talking with each prospective customer about their energy needs and savings goals. Then, using online satellite technology, our salesperson evaluates the suitability of the site for our products and services. If a solar energy system is an appropriate solution, our salesperson collects preliminary utility usage data and site information, and ultimately, provides a preliminary estimate of costs. If the customer desires to work with us, contracts can then be executed with e-signatures. In 2013, we significantly expanded our virtual sales force with our acquisition of assets from Paramount Solar, and we have opened two additional virtual sales offices.

•	Channel Partner Network

•

SolarCity Network. The SolarCity Network is a by-invitation business development program that pays referral fees to local professionals and businesses that refer customers to us. Typical network members include realtors, architects, contractors and insurance/financial services providers.

•

The Home Depot. Our products and services are available through The Home Depot stores located in most states where we have significant operations. We are the exclusive solar provider in the stores we serve. We primarily sell through a team of field energy advisors that speak to and qualify prospective customers in stores. In addition we sell through point-of-purchase displays in the stores, and through other direct marketing strategies including in-store flyers, seminars, promotions, retail signage and displays, search engine marketing campaigns and a co-branded website.

•

Best Buy. In the first quarter of 2014, we announced a partnership with Best Buy to offer our products and services through approximately 60 Best Buy stores in California, Arizona, Hawaii, New York and Oregon. SolarCity representatives will be available at a SolarCity kiosk in select Best Buy stores to evaluate the feasibility of installing a residential solar energy system.

•

Homebuilder partners. Our products and services are available through more than 100 regional and national new home builders, including Shea Homes, Pulte, Taylor Morrison and Del Webb. These partners market solar energy systems through a variety of strategies, including advertising within their model homes, signage within their communities, realtor emails, newspaper inserts, online banners and co-branded flyers. Certain of these partners pre-pay for the electricity that will be produced by the solar energy system installed on the new home they sell, using the benefit of free solar energy as a selling point.

•	Other channel partners. Our products and services are also available through partnerships with Tesla Motors, Viridian Energy, Direct Energy, Honda, Acura, and BMW.

•

Customer Referral Program. We believe that customer referrals are the most effective way to market our products and services to new customers. Approximately 27% of our new residential projects in 2013 originated from existing customer referrals. We offer cash awards to incentivize our current customers to refer their friends, family and colleagues to install solar energy systems or enroll in an energy efficiency consultation. We also encourage our customers to host solar energy parties with their friends, family and colleagues, where one of our in-house solar consultants make an informal presentation.

We also market our products and services through a variety of direct marketing strategies designed to reach qualified homeowners and businesses, including radio ads and public radio sponsorships, newspaper and magazine ads, online banner ads, search engine marketing, direct mail, participation in trade shows, events and home shows, email marketing, public relations, social media, sweepstakes and promotions, newsletters, community programs and field marketing techniques. Our in-house marketing team manages and coordinates our media buying and customizes our content for each region.

Operations and Suppliers

We purchase major components such as solar panels and inverters directly from multiple manufacturers. We screen these suppliers and components based on expected cost, reliability, warranty coverage, ease of installation and other ancillary costs. As of December 31, 2013, our primary solar panel suppliers were BenQ Corporation, Canadian Solar Inc., Suniva Inc., Trina Solar Limited and Yingli Green Energy Holding Company Limited, among others, and our primary inverter suppliers were Power-One, Inc., SMA Solar Technology, AG, Fronius International GmbH and SolarEdge Technologies, among others. We typically enter into master contractual arrangements with our major suppliers that define the general terms and conditions of our purchases, including warranties, product specifications, indemnities, delivery and other customary terms. We typically purchase solar panels and inverters on an as-needed basis from our suppliers at then-prevailing prices pursuant to purchase orders issued under our master contractual arrangements. We generally do not have any supplier arrangements that contain long-term pricing or volume commitments, although at times in the past we have made limited purchase commitments to ensure sufficient supply of components.

Our racking and mounting systems are manufactured by our Zep Solar subsidiary, as well as other contract manufacturers in the United States using our design.

We primarily serve customers in 14 states and the District of Columbia, and operate in other locations as strategic opportunities and commercial projects arise. We maintain a number of centralized operations and maintenance facilities and a fleet of over 1,000 trucks and other vehicles to support our rapidly growing business. In California, we have operations and maintenance facilities within 30 miles of more than 90% of the state’s population. This operational scale is fundamental to our business, as our field teams currently complete over 3,000 residential installations solar energy system each month, while our project management teams simultaneously manage thousands of projects as they move through the stages of engineering, permitting, installation and monitoring.

We offer a range of warranties and performance guarantees for our solar energy systems. We generally provide warranties of between 10 to 20 years on the generating and nongenerating parts of the solar energy systems we sell, together with a pass-through of the inverter and module manufacturers’ warranties that generally range from 5 to 25 years. Where we sell the electricity generated by a solar energy system, we compensate customers if their system produces less energy than our guarantee by refunding overpayments. We also provide ongoing service and repair during the entire term of the customer relationship. Costs associated with such ongoing service and repair have not been material.

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

We also compete with companies that provide products and services in distinct segments of the downstream solar energy and energy-related products value chain. Many companies only install solar energy systems, while others only provide financing for these installations. In the residential solar energy system installation market, our competitors include American Solar Electric, Inc., Astrum Solar, Inc., Petersen Dean, Inc., Real Goods Solar, Inc., Sungevity, Inc., SunRun Inc., Trinity Solar, Inc., Verengo, Inc., Vivint Solar Inc. and many smaller local solar companies. In the commercial solar energy system installation market, our competitors include Chevron Corporation, SunEdison LLC, SunPower Corporation and Team Solar, Inc.

We believe that we compete favorably with these companies because we take an integrated approach to delivering renewable energy solutions, including offering solar energy systems, energy storage systems, energy efficiency consultations, and additional energy-related products and services, as well as in-house sales, financing, engineering, installation, monitoring, and operations and maintenance. Many of our competitors offer only a subset of the products and services we provide. Aside from simple cost efficiency, we offer distinct practical benefits as an all-in-one provider. We provide a single point of contact and accountability for our products and services during the relationship with our customers.

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

As of December 31, 2013, we had 9 patents issued and 48 pending applications with the U.S. Patent and Trademark Office. These patents and applications relate to our installation and mounting hardware, our finance products, our monitoring solutions and our software platforms. Our issued patents start expiring in 2025. We intend to continue to file additional patent applications. “SolarCity,” “SolarGuard,” “SolarLease,” “PowerGuide,” “SolarStrong,” “SunRaising,” “PowerSavings Plan,” “Rooftop Rewards,” “Solar Made Simple,” “Zep Solar” and “Zep Groove” are our registered trademarks in the United States and, in some cases, in certain other countries. Our other unregistered trademarks and service marks in the United States include: “Better Energy,” “SolarBid,” “SolarWorks” and “DemandLogic.”

All of our employees and independent contractors are required to sign agreements acknowledging that all inventions, trade secrets, works of authorship, developments and other processes generated by them on our behalf are our property and assigning to us any ownership that they may claim in those works.

Securing Our Solar Energy Systems

Unless a customer fully prepays for its solar energy system, we file a uniform commercial code financing statement, or UCC-1, on the systems in the real property records where each system is located prior to or when the system is installed. We file the UCC-1 to put on notice anyone who might perform a title search on the address where the system is located that our property, the solar energy system, is installed on the building. This filing protects our rights as the system’s owner against a mortgage lender taking ownership of our solar energy system. Typically, in the event of foreclosure, we negotiate with the prospective buyer to assume the existing lease or power purchase agreement. We believe the prospective buyer is motivated to assume the existing agreement by the opportunity to purchase energy from us at a lower price than that available from the electric utility. As of December 31, 2013, we have repossessed sixteen financed solar energy systems, one of which has been redeployed. In all other cases, we have successfully negotiated with the new buyer to assume the existing lease or power purchase agreement.

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

Federal and/or state prevailing wage requirements, which generally apply to any “public works” construction project that receives public funds, may apply to installations of our solar energy systems on government facilities. The prevailing wage is the basic hourly rate paid on public works projects to a majority of workers engaged in a particular craft, classification or type of work within a particular area. Prevailing wage requirements are established and enforced by regulatory agencies. Our in-house prevailing wage personnel monitor and coordinate our continuing compliance with these regulations.

Government Incentives

U.S. federal, state and local governments have established various incentives and financial mechanisms to reduce the cost of solar energy and to accelerate the adoption of solar energy. These incentives include tax credits, cash grants, tax abatements, rebates, and net energy metering, or net metering, programs. These incentives help catalyze private sector investments in solar energy, energy efficiency and energy storage measures, including the installation and operation of residential and commercial solar energy systems.

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

We have received U.S. Treasury grants with respect to the majority of the solar energy systems that we have installed. We have relied on U.S. Treasury grants to lower our cost of capital and to incent fund investors to invest in our funds, and they have enabled us to lower the price we charge customers for our solar energy systems.

Approximately half of U.S. states offer a personal and/or corporate investment or production tax credit for solar, which are additive to the Federal ITC. Further, more than half of U.S. states, and many local jurisdictions, have established property tax incentives for renewable energy systems, which include exemptions, exclusions, abatements and credits.

Many state governments, utilities, municipal utilities and co-operative utilities offer a rebate or other cash incentive for the installation and operation of a solar energy system or energy-related products. Capital costs or “up-front” rebates provide funds to solar customers based on the cost, size or expected production of a customer’s solar energy system. Performance-based incentives provide cash payments to a system owner based on the energy generated by their solar energy system during a pre-determined period, and they are paid over that time period. Some states also have established feed-in tariff programs that are a type of performance-based incentive where the system owner-producer is paid a set rate for the electricity their system generates over a set period of time.

Forty-three states and Washington, D.C. have a regulatory policy known as net energy metering, or net metering. Net metering typically allows SolarCity’s customers to interconnect their on-site solar energy systems to the utility grid and offset their utility electricity purchases by receiving a bill credit at the utility’s retail rate for energy generated by their solar energy system that is exported to the grid in excess of electric load used by customers. At the end of the billing period, the customer simply pays for the net energy used or receives a credit at the retail rate if more energy is produced than consumed.

Some states have established limits on net metering. For example, California investor-owned utilities are currently required to provide net metering to their customers until the total generating capacity of net metered systems exceeds 5% of the utilities’ “aggregate customer peak demand.” However, California recently enacted legislation that establishes a process and timeline for development of a new program with no participation cap that will apply after the current 5% cap is reached.

Many states also have adopted procurement requirements for renewable energy production. Twenty-nine states and Washington, D.C. have adopted a renewable portfolio standard that requires regulated utilities to procure a specified percentage of total electricity delivered to customers in the state from eligible renewable energy sources, such as solar energy systems, by a specified date. To prove compliance with such mandates, utilities typically must surrender renewable energy certificates, or RECs. System owners often are able to sell RECs to utilities directly or in REC markets.

Employees

As of December 31, 2013, we had 4,312 total employees, of which 4,262 were full-time employees. Our employees are not currently represented by any labor union or subject to any collective bargaining agreement. We have not experienced any work stoppages, and we consider our relationship with our employees to be good.

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

Forty-three states and Washington, D.C. have a regulatory policy known as net energy metering, or net metering. Each of the states where we currently serve customers has adopted a net metering policy except for Texas, where certain individual utilities have adopted net metering or a policy similar to net metering. Net metering typically allows our customers to interconnect their on-site solar energy systems to the utility grid and offset their utility electricity purchases by receiving a bill credit at the utility’s retail rate for energy generated by their solar energy system that is exported to the grid in excess of electric load used by the customers. At the end of the billing period, the customer simply pays for the net energy used or receives a credit at the retail rate if more energy is produced than consumed. Utilities operating in states without a net metering policy may receive solar electricity that is exported to the grid at times when there is no simultaneous energy demand by the customer to utilize the generation onsite without providing retail compensation to the customer for this generation.

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

Limits on net metering, interconnection of solar energy systems and other operational policies in key markets could limit the number of solar energy systems installed there. For example, California utilities are currently required to provide net metering to their customers until the total generating capacity of net metered systems exceeds 5% of the utilities’ “aggregate customer peak demand.” This cap on net metering in California was increased to 5% in 2010 as utilities neared the prior cap of 2.5%. New California legislation passed in October 2013 establishes a process and timeline for developing a new program with no participation cap that would apply after the current cap of 5% is reached. If the current net metering caps in California, or other jurisdictions, are reached, or if the amount of credit that customers receive for net metering are significantly reduced, future customers will be unable to recognize the current cost savings associated with net metering. We substantially rely on net metering when we establish competitive pricing for our prospective customers. The absence of net metering for new customers would greatly limit demand for our solar energy systems.

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

The federal government currently offers a 30% investment tax credit under Section 48(a)(3) of the Internal Revenue Code, or the Federal ITC, for the installation of certain solar power facilities until December 31, 2016. This credit is due to adjust to 10% in 2017. Solar energy systems that began construction prior to the end of 2011 were eligible to receive a 30% federal cash grant paid by the U.S. Treasury Department under Section 1603 of the American Recovery and Reinvestment Act of 2009, or the U.S. Treasury grant, in lieu of the Federal ITC. Pursuant to the Budget Control Act of 2011, U.S. Treasury grants are subject to sequestration beginning in 2013. Specifically, U.S. Treasury grants made on or after March 1, 2013 through September 30, 2013 will be reduced by 8.7%, and U.S. Treasury grants made on or after October 1, 2013 through September 30, 2014 will be reduced by 7.2%, regardless of when the U.S. Treasury received the application. As a result, for all applications pending or submitted prior to December 31, 2013, we expect to suffer grant shortfalls of approximately $1.3 million associated with our financing funds. Applicable authorities may adjust or decrease incentives from time to time or include provisions for minimum domestic content requirements or other requirements to qualify for these incentives.

Reductions in, or eliminations or expirations of, governmental incentives could adversely impact our results of operations and ability to compete in our industry by increasing our cost of capital, causing us to increase the prices of our energy and solar energy systems, and reducing the size of our addressable market. In addition, this would adversely impact our ability to attract investment partners and to form new financing funds and our ability to offer attractive financing to prospective customers. For the year ended December 31, 2013, more than 93% of new customers chose to enter into financed lease or power purchase agreements rather than buying a solar energy system for cash.

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

In July 2012, we and other companies that are significant participants in both the solar industry and the cash grant program under Section 1603 of the American Recovery and Reinvestment Act of 2009 received subpoenas from the U.S. Department of Treasury’s Office of the Inspector General to deliver certain documents in our respective possession. In particular, our subpoena requested, among other things, documents dated, created, revised or referred to since January 1, 2007 that relate to our applications for U.S. Treasury grants or communications with certain other solar development companies or certain firms that appraise solar energy property for U.S. Treasury grant application purposes. The Inspector General is working with the Civil Division of the U.S. Department of Justice to investigate the administration and implementation of the U.S. Treasury grant program, including possible misrepresentations concerning the fair market value of the solar power systems submitted for grant under that program made in grant applications by companies in the solar industry, including us. We intend to cooperate fully with the Inspector General and the Department of Justice. We are continuing to produce documents and testimony as requested by the Inspector General and we anticipate at least three months will be required to complete the gathering and production of such information, and that the Inspector General will require at least another six to nine months to conclude its review. If at the conclusion of the investigation the Inspector General concludes that misrepresentations were made, the Department of Justice could decide to bring a civil action to recover amounts it believes were improperly paid to us. If it were successful in asserting this action, we could then be required to pay damages and penalties for any funds received based on such misrepresentations (which, in turn, could require us to make indemnity payments to certain of our fund investors). Such consequences could have a material adverse effect on our business, liquidity, financial condition and prospects. Additionally, the period of time necessary to resolve the investigation is uncertain, and this matter could require significant management and financial resources that could otherwise be devoted to the operation of our business.

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

The U.S. Treasury Department has previously determined in some instances to award us U.S. Treasury grants for our solar energy systems at a materially lower value than we had established in our appraisals and, as a result, we have been required to pay our fund investors a true-up payment or contribute additional assets to the associated financing funds. It is possible that the U.S. Treasury Department will make similar determinations in the future. As a result of these actions by the U.S. Treasury Department, based on the number of such systems that we have placed in service and that we plan to place in service using funds contributed by investors to our financing funds currently, we estimate that we would be obligated to pay the investors approximately $3.9 million to compensate them for the anticipated shortfall in grants. In response to such shortfalls, two of our financing funds filed a lawsuit in the United States Court of Federal Claims to recover the difference between the U.S. Treasury grants they sought and the amounts the U.S. Treasury paid; to the extent that these lawsuits are successful, any recovery would be used to repay us for amounts we previously reimbursed those funds. Our fund investors are contributing to our financing funds at the amounts the U.S. Treasury Department has most recently awarded on similarly situated energy systems to reduce or eliminate the need for us to subsequently pay those fund investors true-up payments or contribute additional assets to the associated financing funds.

If the Internal Revenue Service or the U.S. Treasury Department further disagrees now or in the future, as a result of any pending or future audit, the outcome of the Department of Treasury Inspector General investigation, the change in guidelines or otherwise, with the fair market value of more of our solar energy systems that we have constructed or that we construct in the future, including any systems for which grants have already been paid, and determines we have claimed too high of a fair market value, it could have a material adverse effect on our business, financial condition and prospects. For example, a hypothetical five percent downward adjustment in the fair market value in the approximately $497.5 million of U.S. Department of Treasury grant applications that have been awarded from the beginning of the U.S. Treasury grant program through December 31, 2013 would obligate us to repay approximately $24.9 million to our fund investors.

We have historically benefited from the declining cost of solar panels, and our business and financial results may be harmed as a result of increases in the cost of solar panels or tariffs on imported solar panels imposed by the U.S. government.

The declining cost of solar panels and the raw materials necessary to manufacture them has been a key driver in the pricing of our solar energy systems and customer adoption of this form of renewable energy. With the stabilization of solar panel and raw materials prices, our growth could slow, and our financial results could suffer. Further, the cost of solar panels and raw materials could increase in the future due to tariff penalties or other factors.

The U.S. government has imposed tariffs on solar cells manufactured in China. Based on determinations by the U.S. government, the most recent applicable anti-dumping and countervailing tariff rates range from approximately 33%-255%. To the extent that U.S. market participants experience harm from Chinese pricing practices, an additional tariff of approximately 15%-16% will be applied. Such anti-dumping and countervailing tariffs are subject to annual review and may be increased. These tariffs have increased the price of solar panels containing Chinese-manufactured solar cells. In the past, we purchased a significant portion of the solar panels used in our solar energy systems from manufacturers based in China. Currently, many of the solar panels we purchase contain components from China or Taiwan. The purchase price of solar panels containing solar cells manufactured in China reflects these tariff penalties. While solar panels containing solar cells manufactured outside of China are not subject to these tariffs, the prices of these solar panels are, and may continue to be, more expensive than panels produced using Chinese solar cells, before giving effect to the tariff penalties.

In addition, the U.S. government has recently begun new trade investigations relating to certain components exported from China and Taiwan. If additional tariffs are imposed or other negotiated outcomes occur, our ability to purchase these products on competitive terms or to access specialized technologies from those countries could be limited. Any of those events could harm our financial results by requiring us to pay trade penalties or to purchase solar panels or other system components from alternative, higher-priced sources.

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

In the past, we encountered challenges raising new funds, which caused us to delay deployment of a substantial number of solar energy systems for which we had signed leases or power purchase agreements with customers. For example, in late 2008 and early 2009, as a result of the state of the capital markets, our ability to finance the installation of solar energy systems was limited and resulted in a significant backlog of signed sales orders for solar energy systems. Our future ability to obtain additional financing depends on banks’ and other financing sources’ continued confidence in our business model and the renewable energy industry as a whole. It could also be impacted by the liquidity needs of such financing sources themselves. If we experience higher customer default rates than we currently experience in our existing financing funds or if we lower the credit rating requirement for new customers, this could make it more difficult or costly to attract future financing. Solar energy has yet to achieve broad market acceptance and depends on continued support in the form of performance-based incentives, rebates, tax credits and other incentives from federal, state and foreign governments. If this support diminishes, our ability to obtain external financing on acceptable terms, or at all, could be materially adversely affected. In addition, we face competition for these investor funds. If we are unable to continue to offer a competitive investment profile, we may lose access to these funds or they may only be available on less favorable terms than our competitors. Our current financing sources may be inadequate to support the anticipated growth in our business plans. Our inability to secure financing could lead to cancelled projects and could impair our ability to accept new projects and customers. In addition, our borrowing costs could increase, which would have a material adverse effect on our business, financial condition and results of operations.

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

A reduction in utility electricity prices would make the purchase of our solar energy systems or the purchase of energy under our lease and power purchase agreements less economically attractive. In addition, a shift in the timing of peak rates for utility-generated electricity to a time of day when solar energy generation is less efficient could make our solar energy system offerings less competitive and reduce demand for our products and services. If the retail price of energy available from utilities were to decrease due to any of these reasons, or others, we would be at a competitive disadvantage. As a result, we may be unable to attract new customers and our growth would be limited.

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

In connection with the audit of our consolidated financial statements for the year ended December 31, 2013, we identified four material weaknesses in our internal control over financial reporting relating to (i) the costing of our solar system installations, (ii) accounting for and classification of redeemable noncontrolling interests, (iii) segregation of incompatible duties at our lease administrator and our controls over the data received from our administrator, and (iv) certain areas of our financial statement close process. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. These material weaknesses resulted from separate control deficiencies, as well as our misinterpretation of certain accounting standards, and resulted in the restatement of our consolidated financial statements as of and for the years ended December 31, 2012, 2011, 2010 and 2009 and for certain interim periods in 2012 and 2013.

In addition, we have previously identified material weaknesses in our internal control over financial reporting and inventory in 2010 and 2011. The accounting policies associated with our financing funds are complex, which contributed to the material weaknesses in our internal control over financial reporting, in particular those relating to the presentation of noncontrolling interests for related partnership fund structures. For our lease pass-through arrangements, we initially characterized funds received from investors as deferred revenue rather than financing obligations, which resulted in adjustments to our 2010 consolidated financial statements. For a particular sale-leaseback transaction, we did not initially defer the correct amount of gain associated with this arrangement, which was corrected in our 2010 consolidated financial statements. The foregoing resulted in a prior restatement to our 2010 consolidated financial statements. In addition, deficiencies in the design and operation of our internal controls resulted in audit adjustments and delayed our financial statement close process for the years ended December 31, 2013, 2012, 2011 and 2010.

We are taking and have taken numerous steps to remediate these material weaknesses and improve our internal control over financial reporting, as discussed in Item 9A below. In connection with this annual report on Form 10-K, our management has performed an evaluation of our internal control over financial reporting as of December 31, 2013 pursuant to Section 404 of the Sarbanes-Oxley Act, and has concluded that our internal control over financial reporting and our disclosure controls and procedures were ineffective as of December 31, 2013.

If in the future, we are not able to implement and maintain effective internal control over financial reporting and disclosure controls and procedures, or if additional material weaknesses are discovered in future periods, a risk that is significantly increased in light of the complexity of our business, we may be unable to accurately and timely report our financial position, results of operations, cash flows or key operating metrics, which could result in additional late filings of our annual and quarterly reports under the Exchange Act, additional restatements of our consolidated financial statements or other corrective disclosures, a decline in our stock price, suspension or delisting of our common stock by the NASDAQ Global Market, an inability to access the capital and commercial lending markets, defaults under our credit and other agreements, or other material adverse effects on our business, reputation, results of operations, financial condition or liquidity.

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

We have guaranteed payments to the investor in one of our financing funds to compensate for payments that the investor would be required to make to a certain third party as a result of the investor not achieving a specified minimum internal rate of return in this fund, assessed annually. The amounts of potential future payments under this guarantee depend on the amounts and timing of future distributions to the investor from the funds and the tax benefits that accrue to the investor from the fund’s activities. Because of uncertainties associated with estimating the timing and amounts of distributions to the investor, we cannot determine the potential maximum future payments that we could have to make under this guarantee. We may agree to similar terms in the future if market conditions require it. Any significant payments that we may be required to make under our guarantees could adversely affect our financial condition.

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

To complete current and future customer projects and to continue to grow our customer base, we need to hire a large number of installers in the relevant markets. Competition for qualified personnel in our industry is increasing, particularly for skilled installers and other personnel involved in the installation of solar energy systems. We also compete with the homebuilding and construction industries for skilled labor. As these industries recover and seek to hire additional workers, our cost of labor may increase. The unionization of our labor force could also increase our labor costs. Shortages of skilled labor could significantly delay a project or otherwise increase our costs. Because our profit on a particular installation is based in part on assumptions as to the cost of such project, cost overruns, delays or other execution issues may cause us to not achieve our expected margins or cover our costs for that project. In addition, because we are headquartered in the San Francisco Bay Area, we compete for a limited pool of technical and engineering resources that requires us to pay wages that are competitive with relatively high regional standards for employees in these fields.

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

Since our formation in 2006, we have focused our efforts primarily on the sales, financing, engineering, installation and monitoring of solar energy systems for residential, commercial and government customers. We launched our energy efficiency line of products and services in mid-2010, and revenue attributable to this line of business has not been material compared to revenue attributable to our solar energy systems. We may be unsuccessful in significantly broadening our customer base through installation of solar energy systems within our current markets or in new markets we may enter. Additionally, we cannot assure you that we will be successful in generating substantial revenue from our current energy-related products and services or from any additional products and services we may introduce in the future. Our limited operating history, combined with the rapidly evolving and competitive nature of our industry, may not provide an adequate basis for you to evaluate our operating and financing results and business prospects. In addition, we only have limited insight into emerging trends that may adversely impact our business, prospects and operating results. As a result, our limited operating history may impair our ability to accurately forecast our future performance.

We have incurred losses and may be unable to achieve or sustain profitability in the future.

We have incurred net losses in the past, and we had an accumulated deficit of $166.7 million as of December 31, 2013. We may incur net losses from operations as we increase our spending to finance the expansion of our operations, expand our installation, engineering, administrative, sales and marketing staffs, and implement internal systems and infrastructure to support our growth. We do not know whether our revenue will grow rapidly enough to absorb these costs, and our limited operating history makes it difficult to assess the extent of these expenses or their impact on our operating results. Our ability to achieve profitability depends on a number of factors, including:

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

We also compete with solar companies in the downstream value chain of solar energy. For example, we face competition from purely finance driven organizations which then subcontract out the installation of solar energy systems, from installation businesses that seek financing from external parties, from large construction companies and utilities, and increasingly from sophisticated electrical and roofing companies. Some of these competitors specialize in either the residential or commercial solar energy markets, and some may provide energy at lower costs than we do. Many of our competitors also have significant brand name recognition and have extensive knowledge of our target markets. Competitors have increasingly begun vertically integrating their operations to offer comprehensive products and services offerings similar to ours. For us to remain competitive, we must distinguish ourselves from our competitors by offering an integrated approach that successfully competes with each level of products and services offered by our competitors at various points in the value chain. As more of our competitors develop an integrated approach similar to ours, our marketplace differentiation may suffer.

We also face competition in the energy-related products and services markets and we expect to face competition in additional markets as we introduce new products and services. As the solar industry grows and evolves, we will also face new competitors who are not currently in the market. Our failure to adapt to changing market conditions and to compete successfully with existing or new competitors will limit our growth and will have a material adverse effect on our business and prospects.

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

We are a licensed contractor or use licensed subcontractors in every community we service, and we are responsible for every customer installation. For our residential projects, we are the general contractor, construction manager and installer. For our commercial projects, we are the general contractor and construction manager, and we typically rely on licensed subcontractors to install these commercial systems. We may be liable to customers for any damage we cause to their home or facility, belongings or property during the installation of our systems. For example, we frequently penetrate our customers’ roofs during the installation process and may incur liability for the failure to adequately weatherproof such penetrations following the completion of construction. In addition, shortages of skilled subcontractor labor for our commercial projects could significantly delay a project or otherwise increase our costs. Because our profit on a particular installation is based in part on assumptions as to the cost of such project, cost overruns, delays or other execution issues may cause us to not achieve our expected margins or cover our costs for that project.

In addition, the installation of solar energy systems, energy-storage systems and other energy-related products requiring building modifications are subject to oversight and regulation in accordance with national, state and local laws and ordinances relating to building codes, safety, environmental protection, utility interconnection and metering, and related matters. It is difficult and costly to track the requirements of every individual authority having jurisdiction over our installations and to design solar energy systems to comply with these varying standards. Any new government regulations or utility policies pertaining to our systems may result in significant additional expenses to us and our customers and, as a result, could cause a significant reduction in demand for our systems.

Compliance with occupational safety and health requirements and best practices can be costly, and noncompliance with such requirements may result in potentially significant monetary penalties, operational delays and adverse publicity.

The installation of solar energy systems requires our employees to work at heights with complicated and potentially dangerous electrical systems. The evaluation and installation of our energy-related products requires our employees to work in locations that may contain potentially dangerous levels of asbestos, lead or mold. We also maintain a fleet of more than 1,000 vehicles that our employees use in the course of their work. There is substantial risk of serious injury or death if proper safety procedures are not followed. Our operations are subject to regulation under the U.S. Occupational Safety and Health Act, or OSHA, and equivalent state laws. Changes to OSHA requirements, or stricter interpretation or enforcement of existing laws or regulations, could result in increased costs. If we fail to comply with applicable OSHA regulations, even if no work-related serious injury or death occurs, we may be subject to civil or criminal enforcement and be required to pay substantial penalties, incur significant capital expenditures, or suspend or limit operations. In the past, we have had workplace accidents and received citations from OSHA regulators for alleged safety violations, resulting in fines and operational delays for certain projects. Any such accidents, citations, violations, injuries or failure to comply with industry best practices may subject us to adverse publicity, damage our reputation and competitive position and adversely affect our business.

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

We acquired Zep Solar in December 2013, the assets of Paramount Solar in September 2013 and various other smaller acquisitions throughout 2013, and in the future we may acquire additional companies, project pipelines, products, or technologies or enter into joint ventures or other strategic initiatives. We may not realize the anticipated benefits of our acquisitions or any other future acquisition and any acquisition has numerous risks.

These risks include the following, among others:

•	difficulty in assimilating the operations and personnel of the acquired company;

•	difficulty in effectively integrating the acquired technologies or products with our current products and technologies;

•	difficulty in maintaining controls, procedures, and policies during the transition and integration;

•	disruption of our ongoing business and distraction of our management and employees from other opportunities and challenges due to integration issues;

•	difficulty integrating the acquired company’s accounting, management information, and other administrative systems;

•	inability to retain key technical and managerial personnel of the acquired business;

•	inability to retain key customers, vendors, and other business partners of the acquired business;

•	inability to achieve the financial and strategic goals for the acquired and combined businesses;

•	incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results;

•	potential failure of the due diligence processes to identify significant issues with product quality, legal and financial liabilities, among other things;

•	potential inability to assert that internal controls over financial reporting are effective; and

•	potential inability to obtain, or obtain in a timely manner, approvals from governmental authorities, which could delay or prevent such acquisitions.

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

To date, we have derived substantially all of our revenue and cash receipts from the sale of solar energy systems and the sale of energy under our long-term customer agreements. While we continue to develop and offer innovative energy-related products and services, customer demand for these offerings may be more limited than we anticipate. We may not be successful in completing development of these products as a result of research and development difficulties, technical issues, availability of third-party products or other reasons. Even if we are able to offer these or other additional products and services, we may not successfully generate meaningful customer demand to make these offerings viable. If we fail to deliver these additional products and services, if the costs associated with bringing these additional products and services to market is greater than we anticipate, if customer demand for these offerings is smaller than we anticipate, or if our strategies to implement new sales approaches and acquire new customers are not successful, our growth will be limited.

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

We depend on our experienced management team, and the loss of one or more key executives could have a negative impact on our business. In particular, we are dependent on the services of our chief executive officer and co-founder, Lyndon R. Rive, and our chief technology officer and co-founder, Peter J. Rive. We also depend on our ability to retain and motivate key employees and attract qualified new employees. Neither our founders nor our key employees are bound by employment agreements for any specific term, and we may be unable to replace key members of our management team and key employees in the event we lose their services. Integrating new employees into our management team could prove disruptive to our operations, require substantial resources and management attention and ultimately prove unsuccessful. An inability to attract and retain sufficient managerial personnel who have critical industry experience and relationships could limit or delay our strategic efforts, which could have a material adverse effect on our business, financial condition and results of operations.

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

We are subject to legal proceedings and regulatory inquiries, and we may be named in additional legal proceedings or become involved in regulatory inquiries in the future, all of which are costly, distracting to our core business and could result in an unfavorable outcome, or a material adverse effect on our business, financial condition, results of operations, or the trading price for our securities.

We are involved in legal proceedings and receive inquiries from government and regulatory agencies (such as the pending Treasury and Department of Labor investigations). In the event that we are involved in significant disputes or are the subject of a formal action by a regulatory agency, we could be exposed to costly and time consuming legal proceedings that could result in any number of outcomes. Although outcomes of such actions vary, any claims or regulatory actions initiated by or against us, whether successful or not, could result in expensive costs of defense, costly damage awards, injunctive relief, increased costs of business, fines or orders to change certain business practices, significant dedication of management time, diversion of significant operational resources, or otherwise harm our business. In any of these cases, our financial results could be negatively impacted.

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

Our total consolidated indebtedness was $529.0 million as of December 31, 2013. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including our 2.75% Convertible Senior Notes due 2018 issued in November 2013 (the “Notes”), depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

We expect to incur substantially more debt or take other actions which would intensify the risks discussed above.

We and our subsidiaries expect to incur additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. We are not restricted under the terms of the indenture governing the Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indenture governing the Notes that could have the effect of diminishing our ability to make payments on the Notes when due. Our existing credit facilities restrict our ability to incur additional indebtedness, including secured indebtedness, but we may be able to obtain waivers of such restrictions or may not be subject to such restrictions under the terms of any subsequent indebtedness.

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

Holders of the Notes will have the right to require us to repurchase their Notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. However, at the time we may be required to repurchase the Notes we may not have sufficient available cash or be able to obtain sufficient financing to allow for repurchase. In addition, one of our existing credit facilities prohibits us from repurchasing the Notes upon a fundamental change, and we may enter into agreements in the future that similarly restrict our ability to repurchase the Notes and other securities. Our failure to repurchase the Notes when required would constitute a default which may result in defaults under other agreements governing our existing or future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof. Our ability to repurchase the Notes may also be limited by law or by regulatory authority.

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

The trading price of our common stock has been volatile since our initial public offering. Since shares of our common stock were sold in our initial public offering in December 2012 at a price of $8.00 per share, the reported high and low sales prices of our common stock on the NASDAQ Global Market has ranged from

$9.20 to $88.35 per share, through March 15, 2014. The market price of our common stock may fluctuate widely in response to many risk factors listed in this section and others beyond our control, including:

•	changes in laws or regulations applicable to our industry, products or services, including the effects of tariffs and other anti-competitive actions;

•	additions or departures of key personnel;

•	addition or loss of significant customers;

•	actual or anticipated changes in expectations regarding our performance by investors or securities analysts;

•	price and volume fluctuations in the overall stock market;

•	volatility in the market price and trading volume of companies in our industry or companies that investors consider comparable;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	our ability to protect our intellectual property and other proprietary rights;

•	sales of our common stock by us or our stockholders, including as a result of recent offerings and acquisitions;

•	litigation involving us, our industry or both;

•	major catastrophic events; and

•	general economic and market conditions and trends.

Further, in recent years the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. In addition, the stock prices of many renewable energy companies have experienced wide fluctuations that have often been unrelated to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, government shutdowns, interest rate changes or international currency fluctuations, may cause the market price of our common stock to decline. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

Our stock price could decline due to the large number of outstanding shares of our common stock eligible for future sale.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. Such sales may occur in connection with our acquisitions, such as our issuance of approximately 6.5 million shares in the aggregate for our acquisitions of Zep Solar and certain assets of Paramount Solar in 2013. In addition, holders of a substantial amount of our common stock are entitled to rights with respect to registration of these shares under the Securities Act pursuant to an investors’ rights agreement. If these holders of our common stock, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our common stock. If we file a registration statement for the purposes of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired.

Insiders have substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control.

As of December 31, 2013, our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, owned approximately 54.1% of the outstanding shares of our common stock. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might affect the market price of our common stock.

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

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they adversely change their recommendations regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock, to some extent, depends on the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If any of the analysts who cover us adversely change their recommendation regarding our stock, or provide more favorable relative recommendations about our competitors, our stock price would likely decline. If any analyst who covers us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our corporate headquarters and executive offices are located in San Mateo, California, where we occupy approximately 68,025 square feet of office space under a lease that expires in December 2016. Our Zep Solar subsidiary leases approximately 24,460 square feet of office space in San Rafael, California. Our other locations include sales offices and warehouses in Arizona, California, Colorado, Connecticut, Hawaii, Maryland, Massachusetts, Nevada, New Jersey, New York, Oregon, Texas, Shanghai, China and Sydney, Australia. We also maintain sales and support offices in Ontario, Canada.

We lease all of our facilities, and we do not own any real property. We believe that our existing facilities are adequate for our current needs and that we will be able to lease suitable additional or alternative space on commercially reasonable terms if and when we need it.

ITEM 3. LEGAL PROCEEDINGS

On April 30, 2013, the U.S. Department of Labor notified us that it was undertaking a wage and hour investigation related to employees located in our Foster City, California facility. We have cooperated and continue to cooperate in that investigation. In the course of that investigation, the Department of Labor subsequently asked us to provide information regarding certain of our employee positions throughout our organization for the three years preceding April 2013, and we provided that information in the fall of 2013. On February 28, 2014, the Department of Labor informed us that it had made a preliminary determination that some of our employee positions were not properly classified, but has made no assessment of damages or penalties. If the Department of Labor were to conclusively determine that we violated certain of these labor laws and regulations, we would be required to make the appropriate payments of back wages and other amounts to employees, and we might be subject to fines or penalties. We are undertaking a thorough review, and are engaged in further discussion with the Department of Labor. We intend to vigorously contest any determination by the Department of Labor that we are liable for back wages, fines, or penalties. We recorded a reserve in the quarter ended December 31, 2013 to account for any expected liability as a result of this investigation.

On August 17, 2012, Kevin Demattio, a former outside sales employee, filed a putative class action complaint against SolarCity in the Superior Court for the County of Los Angeles (Civil Action No. BC490482). Mr. Demattio purports to represent a class of certain current and former outside sales representatives, and those with a similar title, who worked for us in California for the four-year period prior to the filing of the complaint. The complaint alleges causes of action for failure to pay proper wages due under various commission pay plans; failure to properly pay the wages of terminated (or resigned) employees; failure to provide proper itemized wage statements because of an alleged failure to specify requisite information; failure to keep accurate time records; and related claims for unfair competition and a California state statute permitting individuals to pursue claims not pursued by a state agency. Mr. Demattio seeks unspecified damages for himself and affected class members, including all wages due and owing, applicable statutory penalties (including waiting time penalties), interest, attorneys’ fees and costs. On January 24, 2013, we answered the complaint and asserted a cross complaint against Mr. Demattio to recover commissions that he was paid, but not entitled to, along with our fees and costs in the litigation. On March 14, 2014, Mr. Demattio filed a motion with the court to seek to pursue his action on behalf of a class. Also on March 14, 2014, we filed a motion for summary judgment on our cross complaint. Discovery has commenced, and we intend to defend ourselves against the complaint and pursue our own claims vigorously.

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

Holders of Record

As of December 31, 2013 there were 240 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Price Range of Our Common Stock

The following table sets forth the reported high and low sales prices of our common stock for the indicated periods, as regularly quoted on the NASDAQ Global Market:

	Fiscal Year Ended December 31, 2012		Fiscal Year Ended December 31, 2013
	High	Low	High	Low
First Quarter	N/A	N/A	$20.38	$11.95
Second Quarter	N/A	N/A	$52.77	$18.00
Third Quarter	N/A	N/A	$45.60	$28.31
Fourth Quarter(1)	$13.00	$9.20	$65.30	$34.52

(1)	The period reported for the fourth quarter of 2012 is from December 13, 2012 through December 31, 2012.

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

This chart compares the cumulative total return on our common stock with that of the NASDAQ Composite Index and the NASDAQ Clean Edge U.S. Liquid Series Index, or CELS. The chart assumes $100 was invested on December 13, 2012 in the common stock of SolarCity Corporation, the NASDAQ Composite Index and the NASDAQ Clean Edge U.S. Liquid Series Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Company/Index	Base Period 12/13/2012	Indexed Returns Period ended 12/31/2013
SolarCity Corporation	$100.00	$481.93
NASDAQ Composite Index	$100.00	$139.58
NASDAQ Clean Edge U.S. Liquid Series Index	$100.00	$192.30

Recent Sales of Unregistered Securities

On December 11, 2013, in connection with our acquisition of Zep Solar, Inc., or Zep Solar, we issued 2,751,782 shares of common stock to the former security holders of Zep Solar. The shares were issued pursuant to a permit issued by the California Commissioner of Corporations pursuant to Sections 25121 and 25142 of the California Corporate Securities Law of 1968 and were exempt from registration under federal securities laws by virtue of the exemption provided by Section 3(a)(10) of the Securities Act. The shares were not issued by any underwriters and did not involve any underwriting discounts or commissions or any public offering.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

You should read the following selected consolidated financial data below in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements, related notes and other financial information included elsewhere in this annual report on Form 10-K. The selected consolidated financial data in this section are not intended to replace the consolidated financial statements and are qualified in their entirety by the consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K.

The consolidated statement of operations data for the years ended December 31, 2013, 2012 (as restated) and 2011 and the consolidated balance sheet data as of December 31, 2013 and 2012 (as restated) are derived from our audited consolidated financial statements included elsewhere in this annual report on Form 10-K (see Note 2 included elsewhere in this annual report on Form 10-K for information regarding the restatement). The consolidated statement of operations data for the years ended December 31, 2010 and 2009 and the consolidated balance sheet data as of December 31, 2011 (as restated), 2010 (as restated) and 2009 (as restated) are derived from our consolidated financial statements, which are stated on a basis consistent with our audited consolidated financial statements. Our historical results are not necessarily indicative of the results that may be expected in any future period.

	Year Ended December 31,
	2013	2012 (Restated)	2011	2010	2009
	(in thousands, except per share amounts)
Consolidated statement of operations data:
Revenue:
Operating leases and solar energy systems incentives	$82,856	$46,098	$23,145	$9,684	$3,212
Solar energy systems sales	80,981	80,810	36,406	22,744	29,435

Total revenue	163,837	126,908	59,551	32,428	32,647
Cost of revenue:
Operating leases and solar energy systems incentives	32,745	14,596	5,718	3,191	1,911
Solar energy systems sales	91,723	84,856	41,418	26,953	28,971

Total cost of revenue	124,468	99,452	47,136	30,144	30,882

Gross profit	39,369	27,456	12,415	2,284	1,765
Net loss	(151,758)	(113,726)	(73,714)	(47,074)	(22,720)
Net (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests(1)	(95,968)	(14,391)	(117,230)	(8,457)	3,507

Net (loss) income attributable to stockholders(1)	$(55,790)	$(99,335)	$43,516	$(38,617)	$(26,227)

Net (loss) income per share attributable to common stockholders:
Basic	$(0.70)	$(7.68)	$0.82	$(4.50)	$(3.13)

Diluted	$(0.70)	$(7.69)	$0.76	$(4.50)	$(3.13)

(1)	Under U.S. generally accepted accounting principles, we are required to present the impact of a hypothetical liquidation of our joint venture financing funds on our consolidated statements of operations. For a more detailed discussion of this accounting treatment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Components of Results of Operations—Net Income (Loss) Attributable to Stockholders.”

	As of December 31,
	2013	2012 (Restated)	2011	2010	2009
	(in thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$577,080	$160,080	$50,471	$58,270	$37,912
Total current assets	787,663	313,938	241,522	110,432	69,896
Solar energy systems, leased and to be leased – net	1,682,521	984,121	535,609	239,611	87,583
Total assets	2,809,534	1,342,300	813,173	371,264	164,154
Total current liabilities	338,206	213,978	246,886	81,958	52,012
Long-term debt, net of current portion	238,612	83,533	14,581	—	1,808
Convertible senior notes, net of current portion	230,000	—	—	—	—
Solar asset-backed notes, net of current portion	49,780	—	—	—	—
Deferred revenue, net of current portion	410,161	204,396	101,359	40,681	21,394
Lease pass-through financing obligation, net of current portion	64,167	125,884	46,541	53,097	—
Sale-leaseback financing obligation, net of current portion	14,338	14,755	15,144	15,758	—
Other liabilities and deferred credits	193,439	114,006	36,314	15,715	120
Redeemable noncontrolling interests in subsidiaries (restated)(2)	44,709	12,827	22,308	66,064	39,841
Convertible redeemable preferred stock	—	—	125,722	101,446	80,042
Total stockholders’ equity (deficit) (as restated)(2)	617,598	183,601	(37,662)	(87,488)	(50,736)
Noncontrolling interests in subsidiaries (restated)(2)	186,817	96,793	100,338	57,450	16,195

(2)	As discussed in Note 28 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, our consolidated balance sheets as of December 31, 2009, 2010, 2011 and 2012 have been restated to present redeemable noncontrolling interests in subsidiaries in temporary equity and not permanent equity as had previously been recorded.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes to those statements included elsewhere in this annual report on Form 10-K. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” and elsewhere in this annual report on Form 10-K.

Overview

We integrate the sales, engineering, installation, monitoring, maintenance and financing of our distributed solar energy systems. This allows us to offer long-term energy solutions to residential, commercial and government customers. Our customers buy renewable energy from us for less than they currently pay for electricity from utilities with little to no up-front cost. Our long-term contractual arrangements typically generate recurring customer payments and enable our customers to have insight into their future electricity costs and to minimize their exposure to rising retail electricity rates. Our customer relationships also enable us to continue to offer our customers complimentary products and services offerings including energy storage solutions, electric vehicle charging stations and energy efficiency consultations.

We offer our customers the option to either purchase and own solar energy systems or to purchase the energy that our solar energy systems produce through various contractual arrangements. These contractual arrangements include long-term leases and power purchase agreements. In both structures, we install our solar energy system at our customer’s premises and charge the customer a monthly fee for the power that our system produces. In the lease structure, this monthly payment is fixed with a production guarantee. In the power purchase agreement structure, we charge customers a fee per kWh based on the amount of electricity the solar energy system actually produces. The leases and power purchase agreements are typically for 20 years, and generally when there is no upfront prepayment the specified monthly fees are subject to annual escalations.

Our solar energy systems serve as a gateway for us to offer energy-related products and services to our residential customers. To date, revenue attributable to our energy-related products and services has not been material compared to revenue attributable to our solar energy systems.

Through the first half of 2013, we typically acted as a general contractor and performed energy efficiency upgrades for our customers following energy efficiency evaluations and recommendations. As of the end of the third quarter of 2013, we completed our transition to a new sales approach of facilitating energy efficiency upgrades through trusted third-party vendors instead of performing these upgrades ourselves. We continue to perform energy efficiency evaluations for our customers and provide recommendations for upgrades to improve energy efficiency and home comfort. Once we complete these evaluations, we offer to provide a list of preferred vendors to our customers and introduce our customers to the third-party vendors who perform the upgrades. In exchange for providing the introduction to our customers, the preferred vendors pay us a referral fee.

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

We generally recognize revenue from solar energy systems sold to our customers when we install the solar energy system and it passes inspection by the utility or the authority having jurisdiction. We account for our leases and power purchase agreements as operating leases. We recognize the revenue these arrangements generate on a straight-line basis over the term for leases, and as we generate and deliver energy for power purchase agreements. We recognize revenue from our energy efficiency business when we complete the services or more recently when one of our partners completes the services to the referred customer. Substantially all of our revenue is attributable to customers located in the United States.

In the fourth quarter of 2012, we began monetizing certain government incentives in the form of investment tax credits, or ITCs, under lease pass-through structures by assigning the credits to investors in exchange for upfront cash payments. We record the amounts we receive from the investors for the ITCs as a liability, which is subsequently recognized as revenue as the five-year recapture period expires. As the U.S. Department of Treasury Section 1603 grant program winds down, we expect to increasingly place in service solar energy systems under the ITC program.

The amount of operating lease revenue that we recognize in a given period is dependent in part on the amount of energy generated by solar energy systems under power purchase agreements and by systems with energy output performance incentives, which in turn are dependent in part on the amount of sunlight. As a result, operating lease revenue is impacted by seasonally shorter daylight hours in winter months. As the relative percentage of our revenue attributable to power purchase agreements or performance-based incentives increases, this seasonality may become more significant.

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

Component materials, third-party appliances, and direct labor comprise the substantial majority of the costs of our solar energy systems and energy-related products and services. Under U.S. generally accepted accounting principles, or GAAP, the cost of revenue from our leases and power purchase agreements are primarily comprised of the depreciation of the cost of the solar energy systems, which are depreciated over the estimated useful life of 30 years, and the amortization of initial direct costs, which are amortized over the term of the lease or power purchase agreement, which is typically 20 years.

We have structured different types of financing funds to implement our asset monetization strategy. One such structure is a joint venture structure where we and our fund investors both contribute funds or assets into the joint venture. Under GAAP, we are required to present the impact of a hypothetical liquidation of these joint ventures on our consolidated statement of operations. Therefore, after we determine our consolidated net income (loss) for a given period, we are required to allocate a portion of our consolidated net income (loss) to the fund investors in our joint ventures (referred to as the “noncontrolling interests” in our consolidated financial statements) and allocate the remainder of the consolidated net income (loss) to our stockholders. These income or loss allocations, reflected on our consolidated statement of operations, can have a significant impact on our reported results of operations. For example, for the years ended December 31, 2013 and 2012, our consolidated net loss was $151.8 million and $113.7 million (restated), respectively. However, after applying the required allocations to arrive at the consolidated net loss attributable to our stockholders, the result was a loss of

$55.8 million and $99.3 million (restated) in 2013 and 2012, respectively. For a more detailed discussion of this accounting treatment, see “—Components of Results of Operations—Net Income (Loss) Attributable to Stockholders.”

On September 6, 2013, we purchased certain assets of Paramount Energy Solutions, LLC, or Paramount Energy. Paramount Energy was a leading direct-to-consumer marketer and was one of our channel partners through a customer referral arrangement. The acquired assets included Paramount Energy’s interest in a financing fund that it had formed with an investor that is also the investor in some of our existing funds, executed end-user customer agreements together with the associated solar energy systems in various stages of completion and various databases and arrangements used by Paramount Energy in its acquisition of new customers. The acquisition enables us to develop and offer solar energy systems directly to a broader customer base and to better compete with other energy producers, as well as to drive a lower cost of customer acquisition. In connection with the acquisition, the former chief executive officer of Paramount Energy joined us as our chief revenue officer.

On December 11, 2013, we acquired Zep Solar, Inc., or Zep Solar. Zep Solar designs and supplies solar energy system mounting solutions for photovoltaic panels and also licenses its patented technology to other third parties. Zep Solar contracts with manufacturers in China to produce its products, and it was a key supplier to us. The acquisition enables us to control the design and manufacture of the Zep Solar products that are key components in the installation of our solar energy systems. We expect that the acquisition will lead to improved efficiencies and cost reductions. In connection with the acquisition, certain former employees of Zep Solar accepted employment with us.

Financing Funds

Our lease and power purchase agreements in conjunction with the associated solar energy systems create investment tax credits, accelerated tax depreciation deductions and other incentives. Our financial strategy is to monetize these attributes or ‘assets’ to generate cash. Through this monetization process, we are able to share the economic benefits generated by the solar energy system with our customers by lowering the price they pay for energy. Historically, we have monetized the assets created by substantially all of our leases and power purchase agreements via funds we have formed with fund investors. Depending on the structure of the fund, we may contribute or sell solar energy systems to the fund and assign certain of the tax attributes and other incentives associated with the solar energy systems to the investors and in return we receive upfront cash payments from investors.

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

We have determined that we are the primary beneficiary in these joint venture structures. Accordingly, we consolidate the assets and liabilities and operating results of these joint ventures, including the solar energy systems and operating lease revenue, in our consolidated financial statements. We recognize the fund investors’ share of the net assets of the joint ventures as noncontrolling interests in subsidiaries in our consolidated balance sheets. We recognize the amounts that are contractually payable to these investors in each period as distributions to noncontrolling interests in our consolidated statements of convertible redeemable preferred stock and equity. Our consolidated statements of cash flows reflect cash received from these fund investors as proceeds from investments by noncontrolling interests in subsidiaries. Our consolidated statements of cash flows also reflect cash paid to these fund investors as distributions paid to noncontrolling interests in subsidiaries. We reflect any unpaid distributions to these fund investors as distributions payable to noncontrolling interests in subsidiaries in our consolidated balance sheets.

Lease Pass-Through. Under lease pass-through structures, we lease solar energy systems to fund investors under a master lease agreement, and these investors in turn sublease the solar energy systems to customers. We receive all of the value attributable to the accelerated tax depreciation and some or all of the value attributable to the other incentives. We assign to the fund investors the value attributable to the investment tax credits, the right to receive U.S. Treasury Department grants, and, for the duration of the master lease term, the long-term recurring customer payments. The investors typically make significant upfront cash payments which we classify and allocate between the right to the investment tax credits, where applicable, and the future customer lease payments and other benefits assigned to the investor, which are recorded as a lease pass-through financing obligation. After the master lease term expires we receive the customer payments, if any. We record the solar energy systems on our consolidated balance sheets as a component of solar energy systems, leased and to be leased—net. We record the amounts allocated to the investment tax credits as deferred revenue on our consolidated balance sheets as the associated solar energy systems are placed in service. We then recognize the deferred revenue in our consolidated statements of operations as revenue, by reducing the deferred revenue balance at each reporting date as the five-year recapture period expires. We record the balance of the amounts received from fund investors as lease pass-through financing obligations on our consolidated balance sheets and subsequently reduce these obligations by the amounts received by the fund investors from U.S. Treasury Department grants, customer payments and the associated incentive rebates. We in turn recognize the incentive rebates and customer payments as revenue over the customer lease term and amortize U.S. Treasury Department grants as a reduction to depreciation of the associated solar energy systems over the estimated life of these systems.

Sale-Leaseback. Under sale-leaseback structures, we generate cash through the sale of solar energy systems to our fund investors, and we then lease these systems back from the investors and sublease them to our customers. For the duration of the lease term, we may, for some of the structures, receive the value attributable to the incentives and the long-term recurring customer payments, and we make leaseback payments to the fund investors. The fund investors receive the customer payments after the lease term. They also receive the value attributable to the investment tax credits, accelerated depreciation and other incentives. At the end of the lease term, we have an option to purchase the solar energy systems from the fund investors. Typically, our customers make monthly lease payments that we recognize as revenue over the term of the subleases on a straight-line basis. Depending on the design, size and construction of the individual systems and the leaseback terms, we may recognize a portion of the revenue from the sale of the systems or we may treat the cash received from the sale as financing received from the fund investors and reflect the cash received as a sale-leaseback financing obligation on our consolidated balance sheets.

Securitization—Under securitization arrangements we pool and transfer qualifying solar energy systems and associated customer contracts into a special purpose entity, or SPE, and issue notes backed by these solar assets to investors. The SPE is wholly owned by us and we consolidate it in our consolidated financial statements. Accordingly we do not recognize a gain or loss on transfer of these assets. The notes bear interest at a rate determined at the inception. The cash flows generated by the assets in the SPEs are used to service the principal and interest payments of the notes, meet the SPE’s expenses and any remaining cash is distributed to us.

We recognize revenue earned from the customer leases or power purchase agreements associated with the solar energy systems transferred to the SPE in our consolidated financial statements. The assets and cash flows generated by the securitized solar energy systems are not available to our other creditors and the creditors of the SPE, including the notes holders, have no recourse to our other assets.

Restatement and Internal Controls

As discussed elsewhere in this report, in connection with the audit of our consolidated financial statements for the year ended December 31, 2013, we identified four material weaknesses relating to (i) the costing of solar energy system installations, (ii) accounting for and classification of redeemable noncontrolling interests, (iii) segregation of incompatible duties at our lease administrator and controls by us over the data received from our lease administrator, and (iv) certain areas of our financial statement close process. These material weaknesses resulted from deficiencies in the design and operation of our internal control over financial reporting, as well as our misinterpretation of certain accounting standards, and resulted in the restatement of our consolidated financial statements as of and for the years ended December 31, 2012, 2011, 2010 and 2009, and for certain interim periods in 2012 and 2013. The restated results of these prior periods are reflected in the discussion herein. See “Item 9A. Controls and Procedures” for a discussion of our disclosure controls and procedures and internal controls over financial reporting, including a discussion of the material weaknesses we have reported.

Key Operating Metrics

We regularly review a number of metrics, including the following key operating metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

Customers

We track the number of residential, commercial and government customers where we have installed or contracted to install a solar energy system, or performed or contracted to perform an energy-related consultation or other energy efficiency services. We believe that the relationship we establish with building owners, together with the energy-related information we obtain about the buildings, position us to provide the owners with additional solutions to further lower their energy costs. Our cumulative number of customers increased by 92% to 92,998 as of December 31, 2013 from 48,419 as of December 31, 2012.

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

The following table sets forth our cumulative number of energy contracts as of the dates presented:

	December 31, 2013	December 31, 2012
Cumulative energy contracts	83,265	40,685

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

The following table sets forth the megawatt production capacity of solar energy systems that we have deployed during the periods presented and the cumulative megawatts deployed as of the end of each period presented:

	Year Ended December 31,
	2013	2012	2011
Megawatts deployed	280	157	72
Cumulative megawatts deployed	567	287	130

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

The following table sets forth, with respect to our leases and power purchase agreements, the estimated aggregate nominal contracted payments remaining as of the dates presented (in thousands):

	December 31, 2013	December 31, 2012
Estimated aggregate nominal contracted payments remaining	$1,990,059	$1,109,143

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

Components of Results of Operations

Revenue

Operating leases and solar energy systems incentives. We classify and account for our leases and power purchase agreements as operating leases. We consider the proceeds from solar energy system incentives offered by certain state and local governments to form part of the proceeds from our operating leases. As the U.S. Department of Treasury Section 1603 grant program winds down, we expect to increasingly place in service solar energy systems under the ITC program, and we expect the portion of the revenue attributable to such incentives will increase over time. Accordingly, commencing with this Annual Report, we have revised the reporting caption “Operating leases” to include solar energy systems incentives. We recognize revenue from our operating leases over the operating lease term either on a straight-line basis over the lease term for lease arrangements or as we generate and sell energy to customers under power purchase agreements. We typically bundle and charge for remote monitoring services as part of the lease or power purchase agreement and recognize the allocated amount as revenue over the term of the monitoring service. The term of our leases and power purchase agreements ranges between 10 and 20 years.

Solar energy systems sales. Solar energy systems sales is comprised of revenue from the sale of solar energy systems directly to cash paying customers, revenue generated from long-term solar energy system sales contracts and revenue attributable to our energy-related products and services. We generally recognize revenue from solar energy systems sold to our customers when we install the solar energy system and it passes inspection by the utility or the authority having jurisdiction. We allocate a portion of the proceeds from the sale of the system to the remote monitoring service or maintenance service if applicable and recognize the allocated amount as revenue over the contractual service term. We recognize revenue generated from long-term solar energy system sales contracts on a percentage-of-completion basis, based on the ratio of labor costs incurred to date to total project labor costs. We recognize revenue from our energy-related services when we complete the services.

During the years ended December 31, 2013 and 2012, less than 10% of our solar energy system installations were cash sales, measured by system capacities. However, because of our revenue recognition policy, these sales represented 49% and 64% (restated), respectively, of our total revenue for those periods. We expect installations utilizing leases and power purchase agreements to continue to represent the vast majority of our installed systems. As a result, the number of systems sold for cash and delivered in a given financial reporting period will have a disproportionate effect on the total revenue reported for that period.

Cost of Revenue, Gross Profit and Gross Profit Margin

Operating Leases and Solar Energy Systems Incentives Cost of Revenue. Operating leases and solar energy systems incentives cost of revenue is primarily comprised of the depreciation of the cost of the solar energy systems, the amortization of initial direct costs, maintenance costs, accruals for solar energy performance guarantees and warranty repair costs. The depreciation of the cost of the solar energy systems is reduced by the amortization of any U.S. Treasury Department grant payment in lieu of the energy investment tax credit associated with these systems. Initial direct costs include allocated incremental contract administration costs, sales commissions and customer acquisition referral fees from the origination of solar energy systems leased to customers. These contract administration costs include incremental personnel costs, such as salary, bonus, employee benefit costs and stock-based compensation costs. Operating leases and solar energy systems incentives cost of revenue also includes direct and allocated costs associated with monitoring services for these systems.

Solar Energy Systems Sales Cost of Revenue. The substantial majority of solar energy systems cost of revenue consists of the costs of solar energy systems component acquisition and personnel costs associated with system installations. We acquire the significant component parts of the solar energy systems directly from foreign and domestic manufacturers or distributors. Our employees install our residential solar energy systems and our project managers and construction managers oversee the subcontractors that install commercial systems.

To a lesser extent, solar energy systems cost of revenue also includes personnel costs associated with performing our energy-related services and related materials. Solar energy systems cost of revenue also includes engineering and design costs, estimated warranty costs, freight charges, allocated corporate overhead costs such as facilities costs, vehicle depreciation costs and personnel costs associated with supply chain, logistics, operations management, safety and quality control. Personnel costs include salary, bonus, employee benefit costs and stock-based compensation costs.

We allocate to solar energy systems cost of revenue certain corporate overhead costs that include rental and operating costs for our corporate facilities, information technology costs, travel expenses and certain professional services to cost of solar energy systems, work in process, cost of sales, sales and marketing and general and administrative expenses using an appropriate allocation basis.

Sales and Marketing Expenses

Sales and marketing expenses include personnel costs such as salaries, benefits, bonuses, sales commissions and stock-based compensation as well as advertising, promotional and other marketing related expenses. Sales and marketing expenses also include certain customer referral fees that are not a component of initial direct costs, allocated corporate overhead costs related to facilities and information technology, travel and professional services. We expect sales and marketing costs to increase significantly in absolute dollars in future periods as we continue to grow our sales headcount and expand our marketing efforts to continue to grow our business.

General and Administrative Expenses

General and administrative expenses include personnel costs such as salaries, bonuses and stock-based compensation and professional fees related to legal, human resources, accounting and structured finance services. General and administrative expenses also include allocated corporate overhead costs related to facilities and information technology, travel and professional services. We anticipate that we will incur additional administrative headcount costs to support the growth in our business, our financing fund arrangements and the additional costs of being a public filer.

Other Income and Expenses

In prior years, our other income and expenses consisted principally of the change in fair value of warrants issued to certain fund investors to acquire our convertible redeemable preferred stock, which were converted into warrants to acquire shares of our common stock upon the closing of our initial public offering, and subsequently exercised in 2013. For the year ended December 31, 2013, our other income and expenses consisted principally of franchise taxes and a loss on extinguishment of long-term debt.

Interest Income and Expense

Interest income and expense primarily consist of the interest charges associated with our secured credit revolver agreements, long-term debt facilities, solar asset-backed notes, convertible notes, financing obligations and capital lease obligations. Our credit revolver and certain of our long-term debt facilities are subject to variable interest rates. The interest rates charged on the solar asset-backed notes and convertible notes are fixed at inception. The interest charge on our financing obligations is fixed at the inception of the related transaction based on the incremental borrowing rate in effect on such date or the effective interest rate in the arrangement giving rise to the obligation. The interest charge on capital lease obligations is fixed at the inception of the related transaction based on the incremental borrowing rate in effect on such date. Interest income and expense also include the amortization of deferred financing costs associated with the issuance of the notes, the secured credit revolvers or long-term debt facilities, partially offset by a nominal amount of interest income generated from our cash holdings in interest-bearing accounts.

Provision for Income Taxes

We are subject to taxation in the United States, Puerto Rico and Canada. We conduct our business primarily in the United States.

Our effective tax rates differ from the statutory rate primarily due to the valuation allowance on our deferred taxes, state taxes, foreign taxes, joint venture transactions and nondeductible stock compensation. Our current net tax benefit is primarily composed of the tax benefit from the release of valuation allowance offset by state income taxes, foreign income tax and the amortization of prepaid tax expense as a result of sales of assets to joint ventures included in our consolidated financial statements. In the year ended December 31, 2013, as a result of the acquisition of Zep Solar, for which a significant amount of the purchase price allocated to intangible assets had no tax basis, we recorded a net long-term deferred tax liability which subsequently triggered the release of $24.8 million of valuation allowance on our deferred tax asset as a benefit to income taxes.

As of December 31, 2013 and 2012, we had deferred tax assets of $289.2 million and $180.6 million (restated), respectively, and deferred tax liabilities of $228.7 million and $122.7 million (restated), respectively. During these periods, we maintained a net deferred tax asset and booked a valuation allowance against the net deferred tax asset.

Net Income (Loss) Attributable to Stockholders

We determine the net income (loss) attributable to stockholders by deducting from net income (loss) in a period the net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests. The net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests represents the joint venture fund investors’ allocable share in the results of the joint venture funds. We have determined that the provisions in the contractual arrangements represent substantive profit sharing arrangements. We have further determined that the appropriate methodology for calculating the noncontrolling interest and redeemable noncontrolling interests balances that reflects the substantive profit sharing arrangements is a balance sheet approach using the hypothetical liquidation at book value method, or HLBV method. We therefore use the HLBV method to determine the share of the results of the joint venture funds attributable to the joint venture fund investors, which we record in our consolidated balance sheets as noncontrolling interests and redeemable noncontrolling interests in subsidiaries. The HLBV method determines the joint venture fund investors’ allocable share of the results of the joint venture funds by calculating the net change in the joint venture fund investors’ share in the consolidated net assets of the joint venture funds at the beginning and end of the period after adjusting for any transactions between the joint venture funds and the joint venture fund investors, such as capital contributions or cash distributions. However, the redeemable noncontrolling interests balance is at least equal to the redemption amount.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. U.S. GAAP require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, cash flow and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. Our future consolidated financial statements will be affected to the extent that our actual results materially differ from these estimates.

We believe that the assumptions and estimates associated with our principles of consolidation, revenue recognition, solar energy systems, leased and to be leased, warranties, deferred U.S. Treasury Department grant proceeds, deferred ITC revenue, stock-based compensation, inventory reserves for excess and obsolescence, business combinations, long-lived assets, acquired intangible assets, goodwill, income taxes and noncontrolling interests have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant policies, see Note 2, Summary of Significant Accounting Policies and Procedures, to our consolidated financial statements included elsewhere in this annual report on Form 10-K.

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

Revenue Recognition

Our customers have the option to either purchase and own solar energy systems, to access solar energy systems through contractual arrangements that we account for as operating leases, or to purchase energy through power purchase agreements. We also offer ongoing monitoring services of the solar energy systems. In certain cases, we have entered into sale-leaseback arrangements with our fund investors. In a sale-leaseback arrangement, fund investors finance solar energy systems while enabling us to sublease the systems to our customers. We also offer energy-related products and services aimed at improving residential energy efficiency and lowering overall residential energy costs.

Solar Energy Systems Sales

For solar energy systems sold to customers, we recognize revenue, net of any applicable governmental sales taxes, in accordance with ASC 605-25, Revenue Recognition—Multiple-Element Arrangements, and ASC 605-10-S99, Revenue Recognition—Overall—SEC Materials. Revenue is recognized when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sales price is fixed or determinable and (4) collection of the related receivable is reasonably assured. In instances where we have multiple deliverables in a single arrangement, we allocate the arrangement consideration to the various elements in the arrangement based on the relative selling price method. We recognize revenue when we install a solar energy system and it passes inspection by the utility or the authority having jurisdiction, provided all other revenue recognition criteria have been met. Costs incurred on residential installations before the solar energy systems are completed are included in inventories as work in progress in our consolidated balance sheets.

We recognize revenue for solar energy systems constructed for commercial customers according to ASC 605-35, Revenue Recognition—Construction-Type and Production Type Contracts. Revenue is recognized on a percentage-of-completion basis, based on the ratio of labor costs incurred to date to total projected labor costs, provided all other revenue recognition criteria have been met. Costs in excess of billings are recorded where costs recognized are in excess of amounts billed to customers of purchased commercial solar energy systems.

Solar energy systems sold to commercial customers may take up to six months to install.

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

For solar energy systems where customers purchase electricity from us under power purchase agreements, we have determined that our power purchase agreements should be accounted for, in substance, as operating leases, pursuant to ASC 840. Revenue is recognized based upon the amount of electricity delivered as determined by remote monitoring equipment at rates specified under the contracts, assuming the other revenue recognition criteria are met. Initial direct costs from the origination of solar energy systems under power purchase agreements are capitalized as an element of solar energy systems, leased and to be leased – net and amortized over the term of the related power purchase agreement.

Remote Monitoring Services

We provide solar energy system remote monitoring services, which are generally bundled with both sales and leases of solar energy systems. We allocate revenue between remote monitoring services and the other elements in a bundled sale of a solar energy system using the relative selling price method. The selling prices used in the allocation are determined by reference to the prices charged by third parties for similar services and products on a standalone basis. For remote monitoring services bundled with a sale of a solar energy system, we recognize the revenue allocated to remote monitoring services over the term specified in the associated contract or over the warranty period of the solar energy system if the contract does not specify the term. For remote monitoring services bundled with leases of solar energy systems, we recognize the revenue allocated to remote monitoring services on a straight-line basis over the life of the lease term. To date, remote monitoring services revenue has not been material and is included in the consolidated statements of operations under both operating leases and solar energy systems incentives revenue, when remote monitoring services are bundled with leases of solar energy systems, and solar energy system sales revenue, when remote monitoring services are bundled with sales of solar energy systems.

Sale-Leasebacks

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

Energy-Related Products and Services

We recognized revenue attributable to energy-related products and services when we completed the services or more recently when we completed the customer referral, provided all other revenue recognition criteria were met. Typically, energy efficiency services took one to two months to complete. To date, the revenue generated from energy-related products and services has not been material and is included as a component of solar energy systems sales revenue in our consolidated statements of operations.

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

Presentation of cash flows associated with solar energy systems

We disclose cash flows associated with solar energy systems in accordance with ASC 230, Statement of Cash Flows. We determine the appropriate classification of cash payments related to solar energy systems depending on the activity that is likely to be the predominant source of cash flows for the item being paid for. Accordingly, we present payments made in a period for costs incurred to install solar energy systems that will be leased to customers, including the payments for cost of the inventory that is utilized in such systems, as investing activities in our consolidated statement of cash flows. Payments made for inventory that is utilized for solar energy systems that will be sold to customers are presented as cash flows from operations in our consolidated statement of cash flows. We do not track payments for component parts at the individual component part level as they are not unique and can be used in either leased solar energy systems or solar energy systems that are sold to customers. Accordingly, we treat costs of raw material transferred to systems to be leased as if they were paid in the period they are transferred to the systems. During the years ended December 31, 2013, 2012 and 2011, we paid $786.6 million, $588.4 million and $337.8 million, respectively, for solar energy systems. Of these amounts, $716.9 million, $420.2 million (restated) and $291.6 (restated) million have been disclosed as cash payments for leased systems and disclosed as investing activities in the years ended December 31, 2013, 2012 and 2011, respectively.

Warranties

We warrant our products for various periods against defects in material or installation workmanship. We generally provide warranties of between 10 to 20 years on the generating and nongenerating parts of the solar energy systems that we sell. The manufacturers’ warranty on the components of the solar energy systems, which we typically pass through to our customers, has a warranty period ranging from 5 to 25 years depending upon the solar energy system component under warranty and the manufacturer. For the years ended December 31, 2013 and 2012, the changes in accrued warranty balance, recorded as a component of accrued liabilities on our consolidated balance sheets, consisted of the following (in thousands):

	Year Ended December 31,
	2013	2012
Balance—beginning of the period	$4,019	$2,462
Change in estimate charged to warranty expense	1,514	—
Provision charged to warranty expense	2,257	1,773
Assumed obligations arising from business acquisitions	188	—
Less warranty claims	(476)	(216)

Balance—end of the period	$7,502	$4,019

Solar Energy Performance Guarantees

We guarantee that our leased solar energy systems will generate a minimum level of solar energy output. We monitor the systems to determine whether the systems are achieving these specified minimum outputs. If we determine that the guaranteed minimum energy output is not achieved, we record a liability for the estimated amounts payable. Since the actual solar energy output is impacted by seasonality, this liability is also affected by seasonality. As of December 31, 2013 and 2012, we recorded liabilities of $1.0 million and $0.6 million, respectively, under accrued and other liabilities in our consolidated balance sheets relating to these guarantees based on our assessment of the exposure.

Deferred U.S. Treasury Department Grant Income

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

We initially record the grants receivable for leased solar energy systems as deferred income at the amounts that have been approved for payment by the U.S. Treasury Department and then amortize them on a straight-line basis over the estimated useful lives of the related solar energy systems. We record the amortization of the deferred income as a credit to depreciation expense within operating leases and solar energy systems incentives cost of revenue within our consolidated statement of operations. We record a catch up adjustment in the period in which the grant is approved to recognize the portion of the grant that matches proportionally the amortization for the period between the date of placement in service of the solar energy systems and approval by the U.S. Treasury Department or receipt by the investor of the associated grant, in the case of lease pass-through funds. The catch up adjustments we have recorded to date have been immaterial. Some of our fund agreements obligate us to reimburse the fund investors based upon the difference between their anticipated benefit from U.S. Treasury grants at the formation of the funds and the benefit they receive from the amounts paid by the U.S. Treasury Department. For the joint venture financing funds where we are contractually obligated to reimburse investors for reductions in anticipated grants receivable, we record amounts we expect to pay the investors as distributions payable to noncontrolling interests and redeemable noncontrolling interests in our consolidated balance sheet, and any impact to our consolidated statement of operations, which is determined using the HLBV method, is reflected in the net income or loss attributable to noncontrolling interests and redeemable noncontrolling interests line items. For sale-leaseback financing funds where we are contractually obligated to reimburse investors for reductions in anticipated grants receivable, we record amounts we expect to pay the investors under accrued and other current liabilities and reduce the deferred gain on sale-leaseback transactions included within other liabilities in our consolidated balance sheet, with no impact to our consolidated statement of operations. For lease pass-through funds, all amounts received from the investors are recorded in our consolidated balance sheet as a lease pass-through financing obligation, and the amounts we expect to reimburse investors for reductions in anticipated grants receivable would reduce the lease pass-through obligation with no impact on our consolidated statement of operations.

The changes in deferred U.S. Treasury Department grant proceeds were as follows (in thousands):

Balance as of January 1, 2011	$19,340
U.S. Treasury grant receipts and receivable during the year ended December 31, 2011	68,585
U.S. Treasury grants receipts and receivable by investors under lease pass-through arrangements	54,730
Amortization during the year ended December 31, 2011	(5,221)

Balance as of December 31, 2011	137,434
U.S. Treasury grant receipts and receivable during the year ended December 31, 2012	112,520
U.S. Treasury grants receipts and receivable by investors under lease pass-through arrangements	58,685
Amortization during the year ended December 31, 2012	(10,379)

Balance as of December 31, 2012	298,260
U.S. Treasury grant receipts and receivable during the year ended December 31, 2013	124,404
U.S. Treasury grants receipts and receivable by investors under lease pass-through arrangements	20,599
Amortization during the year ended December 31, 2013	(15,454)

Balance as of December 31, 2013	$427,809

In the first quarter of 2013, the U.S. Treasury Department announced that as a result of the sequestration of federal spending that took effect after the U.S. Congress was unable to agree on the spending cuts required under the Budget Control Act of 2011, all U.S. Treasury grant awards made under Section 1603 of the American Recovery and Reinvestment Act of 2009 on or after March 1, 2013 through September 30, 2013 were reduced by 8.7%, regardless of when the U.S. Treasury Department received the applications. As a result, we suffered U.S. Treasury grant shortfalls of $2.4 million associated with our financing funds, which is included in the table above.

Deferred ITC Revenue

Our solar energy systems are eligible for ITCs that accrue to eligible property under the Internal Revenue Code, or IRC. Under Section 50(d)(5) of the IRC and the related regulations, we are able to assign these ITCs to investors who can utilize them in return for cash payments.

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

We recognize the revenue associated with the monetization of ITCs in accordance with ASC 605-10-S99, Revenue Recognition-Overall-SEC Materials. The revenue associated with the monetization of the ITCs is recognized when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sales price is fixed or determinable and (4) collection of the related receivable is reasonably assured. The ITCs are subject to recapture under the IRC if the underlying solar energy system either ceases to be a qualifying property or undergoes a change in ownership within five years of its placed in service date. The recapture amount decreases on the anniversary of the placed in service date. Since we have an obligation to ensure the solar energy system is in service and operational for a term of five years to avoid any recapture of the ITCs, we recognize revenue as the recapture provisions lapse assuming the other aforementioned revenue recognition criteria have been met. We initially record the monetized ITCs as deferred revenue on our consolidated balance sheets, and we subsequently recognize one-fifth of the monetized ITCs as revenue in our consolidated statements of operations on each anniversary of the solar energy system’s placed in service date over the next five years.

We guarantee our fund investors that, in the event of a subsequent recapture of ITCs by the taxing authority due to our noncompliance with the applicable ITC guidelines, we would compensate them for any recaptured ITCs. We have concluded that the likelihood of a recapture event is remote and consequently have not recorded any liability in our consolidated balance sheets for any potential recapture exposure.

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

Determining the fair value of stock-based awards at the grant date requires judgment. We use the Black-Scholes option-pricing model to determine the fair value of stock options. The determination of the grant date fair value of options using an option-pricing model is affected by our estimated common stock fair value as well as assumptions regarding a number of other complex and subjective variables. These variables include the fair value of our common stock, our expected stock price volatility over the expected term of the options, stock option exercise and cancellation behaviors, risk-free interest rates and expected dividends that are estimated as follows:

•

Fair value of our common stock. Because our common stock was not publicly traded when we issued stock options prior to our initial public offering, we estimated our common stock’s fair value as discussed below. Subsequent to our initial public offering, we determined the fair value of our common stock based on its trading price on the NASDAQ Global Market.

•

Expected term. The expected term represents the period that our stock-based awards are expected to be outstanding and was primarily determined using the simplified method in accordance with guidance provided by the U.S. Securities and Exchange Commission, or SEC. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the awards. We will continue to utilize the simplified method for all standard awards until we have established a reasonable period of representative trading history as a public company, at which time we will determine the expected term based on the historical option exercise behavior of our employees, expectations about future option exercise behavior and post-vesting cancellations.

•

Volatility. Because we do not have a significant trading history for our common stock, the expected stock price volatility for our common stock has been estimated by taking the average historic price volatility for industry peers based on daily price observations over a period equivalent to the expected term of the stock option grants. Industry peers consist of several public companies in the solar energy industry similar in size, stage of life cycle and financial leverage. We did not rely on implied volatilities of traded options in our industry peers’ common stock because the volume of activity was relatively low. We intend to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own common stock share price becomes available, or unless circumstances change such that the identified companies are no longer similar to us. If this occurs, more suitable companies whose share prices are publicly available would be utilized in the calculation. Higher volatility and longer expected lives would result in an increase to stock-based compensation expense determined on the grant date.

•	Risk-free rate. The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the options for each option group.

•	Dividend yield. We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Consequently, we used an expected dividend yield of zero.

In addition to assumptions used in the Black-Scholes option-pricing model, we must also estimate a forfeiture rate to calculate the stock-based compensation for our awards. Our forfeiture rate is based on an analysis of our actual forfeitures since the adoption of our option plan. We routinely evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover and expectations of future option exercise behavior. Quarterly changes in the estimated forfeiture rate can have a significant impact on our stock-based compensation expense as the cumulative effect of adjusting the forfeiture rate is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that would result in a decrease to the stock-based compensation expense recognized in our consolidated financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that would result in an increase to the stock-based compensation expense recognized in our consolidated financial statements.

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

The following table presents the weighted-average assumptions used to estimate the fair value of stock options granted during the periods presented:

	Year Ended December 31,
	2013	2012	2011
Expected term (years)	6.06	6.19	6.09
Expected volatility	92.86%	89.52%	87.26%
Annual risk-free rate of return	1.45%	1.07%	1.95%
Dividend yield	0%	0%	0%

Stock-based compensation totaled $27.9 million, $11.2 million (restated) and $5.1 million in 2013, 2012 and 2011, respectively. As of December 31, 2013 and 2012, we had $103.0 million and $30.0 million, respectively, of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to nonvested stock options, which are expected to be recognized over the weighted-average period of 2.74 years and 2.62 years, respectively.

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

Business Combinations

We account for business acquisitions under ASC 805, Business Combinations. The cost of an acquisition is measured at the fair value of the assets given, equity instruments issued and liabilities assumed on the acquisition date. We expense the costs that are directly attributable to the acquisition as incurred. Identifiable assets, including intangible assets, acquired and liabilities, including contingent liabilities, assumed in the acquisition are measured initially at their fair values on the acquisition date. Any noncontrolling interests in the acquired business are also initially measured at fair value. We recognize goodwill if the aggregate fair value of the total purchase consideration and noncontrolling interests is in excess of the aggregate fair value of the identifiable assets acquired and the liabilities assumed.

Long-Lived Assets

Our long-lived assets include property and equipment, solar energy systems leased and to be leased and intangible assets acquired through business combinations. Intangible assets with definite useful lives are amortized over their estimated useful lives, which range from 1 to 10 years. We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of a long-lived asset, or group of assets as appropriate, may not be recoverable. If the aggregate undiscounted future net cash flows from the long-lived asset are less than its carrying value, then we would recognize an impairment loss based on the aggregate discounted future net cash flows.

Goodwill

Goodwill represents the excess of the aggregate fair value of the total purchase consideration and noncontrolling interests over the aggregate fair value of the identifiable assets acquired and the liabilities assumed in a business combination. We test goodwill for impairment in the fourth quarter of each year, and whenever events or changes in circumstances indicate that the carrying value of goodwill might exceed its fair value, at the consolidated level, which is the sole reporting unit. When assessing goodwill for impairment, we consider our market capitalization adjusted for a control premium and, if necessary, our discounted cash flow model, which involves significant assumptions and estimates, including our future financial performance, our weighted-average cost of capital, and our interpretation of currently enacted tax laws. Circumstances that could indicate impairment and require us to perform an impairment test include a significant decline in our financial results, a significant decline in our market capitalization relative to our net book value, an unanticipated change in competition or our market share, a significant change in our strategic plans and an adverse action by a regulator.

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

As of December 31, 2012, we had no uncertain tax positions. As of December 31, 2013, we had $0.1 million of uncertain tax positions that were acquired.

As of December 31, 2013 and 2012, we had deferred tax assets of $289.2 million and $180.6 million (restated), respectively, and deferred tax liabilities of $228.7 million and $122.7 million (restated), respectively. During 2013 and 2012, we maintained a net deferred tax asset and booked a valuation allowance against the net deferred tax asset.

Deferred tax assets primarily relate to net operating loss, or NOL, carryforwards, accelerated gains for tax purposes and deferred revenue. As of December 31, 2013 and 2012, we had federal NOL carryforwards of

$419.8 million and $178.3 million (restated), respectively. The net operating loss carryforwards expire at various dates beginning in 2026 if not utilized. In addition, we had NOLs for California income tax purposes of $186.1 million and $58.1 million (restated) as of December 31, 2013 and 2012, respectively, which expire at various dates beginning in 2020 if not utilized. We also had NOLs for other state income tax purposes of $77.2 million and $23.3 million (restated) as of December 31, 2013 and 2012, respectively, which expire at various dates beginning in 2015 if not utilized. Included in the Federal, California, and other state NOL carryovers above, $99.1 million, $45.9 million and $22.6 million relates to windfall stock option deductions which we will, when realized, credit to equity.

After January 1, 2013, the State of California allows a NOL to be carried back two years. The carryback provisions apply even where a NOL deduction is suspended pursuant to California tax law in the carryback tax year. Included in the California NOL carryover amount we will carry back $11.0 million to the 2011 tax year. We recognized a deferred tax asset of $0.6 million in 2013.

Our valuation allowance increased by $1.9 million and increased by $8.3 million (restated) in the year ended December 31, 2013 and 2012, respectively. The valuation allowance is determined in accordance with the provisions of ASC 740, Income Taxes, which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. Based on the available objective evidence and our history of losses, management believes it is more likely than not that the net deferred tax assets will not be realized. As of December 31, 2013 and 2012, we had applied a valuation allowance against the deferred tax assets, net of the expected income from the reversal of the deferred tax liabilities.

In December 2013, we acquired Zep Solar, a designer and supplier of mounting solutions for solar energy systems photovoltaic panels. The purchase consideration that we paid for the acquisition of Zep Solar which comprised cash and stock was $157.8 million. We recorded a total of $86.0 million of intangible assets and $97.9 million of goodwill as a result of its acquisition of Zep Solar. We are amortizing the intangible assets over a weighted-average life of approximately seven years. The goodwill associated with this acquisition is not deductible for income tax purposes. We also recorded a net $24.8 million of long-term deferred tax liabilities that were primarily related to the acquired intangible assets and NOLs which will provide us with a future source of taxable income. The recording of the deferred tax liability triggered the subsequent release of a deferred tax valuation allowance which we accounted for outside of the Zep Solar purchase accounting. Accordingly, we released $24.8 million of the deferred tax asset valuation allowance subsequent to the acquisition, which we recognized as a benefit to income taxes during 2013.

We make estimates and judgments about our future taxable income that are based on assumptions that are consistent with our plans and estimates. The amount of our valuation allowance could be materially affected should the actual amounts differ from our estimates. Any adjustment to the deferred tax asset valuation allowance would be recorded in our consolidated statements of operations in the period in which the adjustment is determined to be required.

We apply any limitations as a result of the IRC Section 382 when determining the amount of NOLs that are available for future use. Based on this analysis, we have undergone two ownership changes as defined in IRC Section 382. The first ownership change occurred on July 7, 2006, and the second ownership change occurred on August 8, 2007. We have updated our IRC Section 382 analysis through December 31, 2013 and did not have any additional limitations. We also analyzed the NOL carryovers related to our acquisition of Zep Solar. Based on the IRC Section 382 analysis, Zep Solar has undergone two ownership changes. The first ownership change occurred in May 28, 2010, and the second ownership change occurred as of December 11, 2013, the date of acquisition by us. There were no significant limitations to the utilization of Zep Solar’s NOL.

We have agreements to sell solar energy systems to financing funds structured as joint ventures. The gain on the sale of the assets has been eliminated in our consolidated financial statements. These transactions are treated as intercompany sales, and as such, tax is not recognized on the sale until we no longer benefit from the underlying asset. Because the systems remain within the consolidated group, the tax expense incurred related to these sales is being deferred and amortized over the life of the underlying solar energy systems, estimated to be 30 years. As of December 31, 2013 and 2012, we recorded a long-term prepaid tax expense of $3.7 million and $2.0 million (restated), net of amortization, respectively.

On September 13, 2013, the U.S. Treasury Department and the Internal Revenue Service, or IRS, issued final regulations, Tangible Property Regulations, providing comprehensive guidance on the tax treatment of costs incurred to acquire, repair or improve tangible property. The final regulations are generally effective for taxable years beginning on or after January 1, 2014. On January 24, 2014, the IRS issued procedural guidance pursuant to which taxpayers will be granted automatic consent to change their tax accounting methods to comply with the final regulations. We are currently assessing the future impact of these regulations, but do not anticipate a material impact on our financial condition, results of operations or cash flows.

Noncontrolling Interests and Redeemable Noncontrolling Interests

Our noncontrolling interests and redeemable noncontrolling interests represent fund investors’ interests in the net assets of certain joint venture funding structures, which we consolidate, that we have entered into to finance the costs of solar energy systems under operating leases. We have determined that the provisions in the contractual agreements of the joint venture funding structures represent substantive profit sharing arrangements. We have further determined that the appropriate methodology for calculating the noncontrolling interests and redeemable noncontrolling interests balances that reflects the substantive profit sharing arrangements is a balance sheet approach using the HLBV method. We therefore determine the noncontrolling interests and redeemable noncontrolling interests balance at each balance sheet date using the HLBV method and record it in our consolidated balance sheets as noncontrolling interests in subsidiaries and redeemable noncontrolling interests in subsidiaries. Under the HLBV method, the amounts reported as noncontrolling interests and redeemable noncontrolling interests in our consolidated balance sheets represent the amounts the fund investors would hypothetically receive at each balance sheet date under the liquidation provisions of the contractual agreements of the joint venture funding structures, assuming the net assets of the joint venture funding structures were liquidated at their recorded amounts determined in accordance with GAAP. The fund investors’ interests in the results of operations of the joint venture funding structures are determined as the difference in noncontrolling interests and redeemable noncontrolling interests in our consolidated balance sheets at the start and end of each reporting period, after taking into account any capital transactions between the joint venture funding structures and the fund investors. However, the redeemable noncontrolling interests balance is at least equal to the redemption amount. The noncontrolling interests and redeemable noncontrolling interests balance is presented as a component of equity in our consolidated balance sheets or as redeemable noncontrolling interests in subsidiaries between total liabilities and stockholders’ equity in our consolidated balance sheets when the fund investors have the right to redeem their interests in the funds for cash. The redemption of the redeemable noncontrolling interests occurs at the times specified in the contractual agreements but generally the noncontrolling interests are redeemable approximately six to seven years after the formation of the joint venture.

Results of Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated.

	Year Ended December 31,
	2013	2012 (Restated)	2011
	(in thousands, except share and per share data)
Consolidated statement of operations data:
Revenue:
Operating leases and solar energy systems incentives	$82,856	$46,098	$23,145
Solar energy systems sales	80,981	80,810	36,406

Total revenue	163,837	126,908	59,551

Cost of revenue:
Operating leases and solar energy systems incentives	32,745	14,596	5,718
Solar energy systems sales	91,723	84,856	41,418

Total cost of revenue	124,468	99,452	47,136

Gross profit	39,369	27,456	12,415
Operating expenses:
Sales and marketing	97,426	69,392	42,004
General and administrative	91,321	49,075	31,664

Total operating expenses	188,747	118,467	73,668

Loss from operations	(149,378)	(91,011)	(61,253)
Interest expense, net	25,738	20,142	9,272
Other expense, net	1,441	2,519	3,097

Loss before income taxes	(176,557)	(113,672)	(73,622)
Income tax benefit (provision)	24,799	(54)	(92)

Net loss	(151,758)	(113,726)	(73,714)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(95,968)	(14,391)	(117,230)

Net (loss) income attributable to stockholders	$(55,790)	$(99,335)	$43,516

Net (loss) income per share attributable to common stockholders
Basic	$(0.70)	$(7.68)	$0.82

Diluted	$(0.70)	$(7.69)	$0.76

Weighted-average shares used to compute net (loss) income per share attributable to common stockholders
Basic	79,781,976	14,240,187	9,977,646

Diluted	79,781,976	14,267,767	14,523,734

Revenue

	Year Ended December 31,			Change 2013 vs. 2012		Change 2012 vs. 2011
(Dollars in thousands)	2013	2012 (Restated)	2011	$	%	$	%
Operating leases and solar energy systems incentives	$82,856	$46,098	$23,145	$36,758	80%	$22,953	99%
Solar energy systems sales	80,981	80,810	36,406	171	0%	44,404	122%

Total revenue	$163,837	$126,908	$59,551	$36,929	29%	$67,357	113%

2013 Compared to 2012

Total revenue increased by $36.9 million, or 29%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012.

Operating leases and solar energy systems incentives revenue increased by $36.8 million, or 80%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This increase was attributable to the increase in solar energy systems placed in service under leases and power purchase agreements between January 1, 2013 and December 31, 2013. The annual average of the aggregate megawatt production capacity of solar energy systems in service increased by 116% for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This significant growth was attributable to our continued success in the installation and operation of solar energy systems under lease and power purchase agreements in new and existing markets. However, the impact of the installed base on the increase in revenue varied by the mix between systems under leases, for which revenue is recognized on a straight-line basis over the lease term, and power purchase agreements, for which revenue is recognized based on energy produced, and also when the systems were placed in service. The percentage of systems under power purchase agreements increased from 18% to 42% from January 1, 2013 and December 31, 2013, which increased the effect of seasonality in 2013 as compared to 2012.

Revenue from sales of solar energy systems remained consistent for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This increase was primarily due to an $18.8 million increase in revenue from sales of solar energy systems to the government and a $6.6 million increase in revenue from sales of solar energy systems to residential customers during the year ended December 31, 2013. These increases were offset by a $17.3 million decrease in revenue from long-term solar energy system sales contracts recognized on a percentage-of-completion basis, a $5.4 million decrease in revenue from sales to commercial customers and a $1.6 million decrease in revenue from sales of energy efficiency products and services during the year ended December 31, 2013.

2012 Compared to 2011

Total revenue increased by $67.4 million (restated), or 113% (restated), for the year ended December 31, 2012 as compared to the year ended December 31, 2011.

Operating leases and solar energy systems incentives revenue increased by $23.0 million (restated), or 99% (restated), for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This increase was attributable to an increased number of solar energy systems under leases and power purchase agreements that are in service, the aggregate of which increased by 147% to December 31, 2012 from December 31, 2011. This significant growth was attributable to our continued success in the installation and operation of solar energy systems under lease and power purchase agreements in new and existing markets.

Revenue from sales of solar energy systems increased by $44.4 million (restated), or 122% (restated), for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This increase was primarily due to a $14.9 million (restated) increase in large commercial solar energy system sales, a $11.0 million (restated) increase in revenue from long-term solar energy system sales contracts, a $10.2 million (restated) increase in revenue from sales of solar energy systems to the government and an $8.6 million (restated) increase in revenue from sales to a specific commercial customer during the year ended December 31, 2012. In addition, revenue from sales of energy-related products and services increased by $6.0 million to $7.8 million for the year ended December 31, 2012 from $1.8 million for the year ended December 31, 2011. This increase was offset in part by a lower average sales price of solar energy systems sold for the year ended December 31, 2012 as compared to the year ended December 31, 2011, including a $5.7 million (restated) decrease in residential solar energy system sales. The decline in the average sales price was due to a decrease in the cost of the solar energy system components that in turn led to a downward impact on the competitive market price of solar energy systems sold.

Cost of Revenue, Gross Profit and Gross Profit Margin

	Year Ended December 31,			Change 2013 vs. 2012		Change 2012 vs. 2011
(Dollars in thousands)	2013	2012 (Restated)	2011	$	%	$	%
Operating leases and solar energy systems incentives	$32,745	$14,596	$5,718	$18,149	124%	$8,878	155%
Gross profit of operating leases and solar energy systems incentives	50,111	31,502	17,427	18,609	59%	14,075	81%
Gross profit margin of operating leases and solar energy systems incentives	60%	68%	75%
Solar energy systems sales	$91,723	$84,856	$41,418	$6,867	8%	$43,438	105%
Gross loss of solar energy systems sales	(10,742)	(4,046)	(5,012)	(6,696)	165%	966	(19)%
Gross loss margin of solar energy systems sales	(13)%	(5)%	(14)%
Total cost of revenue	$124,468	$99,452	$47,136	$25,016	25%	$52,316	111%
Total gross profit	39,369	27,456	12,415	11,913	43%	15,041	121%
Total gross profit margin	24%	22%	21%

2013 Compared to 2012

Cost of operating leases and solar energy systems incentives revenue increased by $18.1 million, or 124%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This increase was primarily due to the increase in the depreciation charge arising from a higher aggregate cost of solar energy systems placed under operating leases that were interconnected and being depreciated. However, the gross profit margin of operating leases and solar energy systems incentives decreased to 60% in the year ended December 31, 2013 from 68% in the year ended December 31, 2012 primarily because lower relative amounts of U.S. Treasury grants were being amortized against depreciation expense for the year ended December 31, 2013 due to the winding-down of the U.S. Treasury grant program. In addition, the amortization of intangible assets acquired from Zep Solar resulted in an incremental $0.6 million of costs for the year ended December 31, 2013.

Cost of solar energy systems sales increased by $6.9 million, or 8%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The higher cost of solar energy systems sales was primarily due to the growth in operational costs to support our growth in current and new territories. Gross margins decreased from (5)% to (13)% due to low or negative margins on larger commercial and government jobs. We also recorded a $2.4 million higher provision for warranty and anticipated losses on contracts in the year ended December 31, 2013 as compared to the year ended December 31, 2012. Additionally, in the year ended December 31, 2013, we incurred period charges of $0.5 million related to inventory reserves and $0.5 million related to the cancellation of certain Zep Solar vendor purchases orders.

2012 Compared to 2011

Cost of operating leases and solar energy systems incentives revenue increased by $8.9 million, or 155%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This increase was primarily due to an increase in the aggregate number of solar energy systems placed under operating leases that were interconnected and being depreciated in the year ended December 31, 2012 and lower cost of operating leases and solar energy systems incentives revenue in the second quarter of 2011 from recognizing a catch-up adjustment on the amortization of U.S. Treasury grants related to our financing funds amounting to $1.4 million, offset in part by the declining cost of solar energy system components. This resulted in a lower gross profit margin of operating leases and solar energy systems incentives in the year ended December 31, 2012 as compared to the year ended December 31, 2011.

Cost of solar energy systems sales increased by $43.4 million, or 105%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This increase was due to increased costs associated with the rise in sales of solar energy systems, offset in part by the declining cost of solar energy system components. The increase in the gross margin from (13)% to (5)% was primarily due to the increase in the volume of sales recognized for the year ended December 31, 2012 as compared to the year ended December 31, 2011. Due to the increased volume of sales, we were able to allocate overhead costs to more units, leading to a lower cost per unit.

Operating Expenses

	Year Ended December 31,			Change 2013 vs. 2012		Change 2012 vs. 2011
(Dollars in thousands)	2013	2012 (Restated)	2011	$	%	$	%
Sales and marketing expense	$97,426	$69,392	$42,004	$28,034	40%	$27,388	65%
General and administrative expense	91,321	49,075	31,664	42,246	86%	17,411	55%

Total operating expenses	$188,747	$118,467	$73,668	$70,280	59%	$44,799	61%

2013 Compared to 2012

Sales and marketing expense increased by $28.0 million, or 40%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This increase was primarily due to the increase in the annual average number of personnel in sales and marketing departments from 568, for the year ended December 31, 2012, to 1035, for the year ended December 31, 2013. This increase in personnel was in part a result of the Paramount Energy acquisition that closed in September 2013. As a result of this growth in headcount, employee compensation costs increased by $23.3 million and allocated facilities and operations costs increased by $1.0 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. Employee compensation costs did not change proportionally to the change in headcount as new employee positions were primarily for lower level sales positions. In addition, during the year ended December 31, 2013 we recorded $2.8 million amortization of intangible assets acquired through the Paramount and Zep Solar acquisitions. We also recorded a $1.5 million charge related to the write-off of solar energy systems backlog acquired through the Paramount acquisition due to customer cancellations.

General and administrative expense increased by $42.2 million, or 86%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This increase was primarily due to the increase in the average number of personnel in general and administrative departments from 227, for the year ended December 31, 2012, to 420, for the year ended December 31, 2013. As a result of this growth in headcount, employee compensation costs increased by $23.0 million and allocated facilities costs increased by $5.0 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. In addition, the increase in the number of financing funds formed in the year, business acquisitions and other transactions in the year, our efforts with regard to compliance with Sarbanes-Oxley Act of 2002, combined with or increase in general business activity contributed to an increase in legal, audit and professional services expenses of $12.7 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012.

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

General and administrative expense increased by $17.4 million, or 55%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This increase was primarily due to an increase in the number of personnel allocated to general and administrative departments from 155 as of December 31, 2011 to 254 as of December 31, 2012. As a result of this growth in headcount, payroll costs increased by $12.6 million from 2011 to 2012. In addition, the larger number of financing funds contributed to an increase in legal, audit, and professional fees of $2.6 million from 2011 to 2012.

Other Income and Expenses

	Year Ended December 31,			Change 2013 vs. 2012		Change 2012 vs. 2011
(Dollars in thousands)	2013	2012	2011	$	%	$	%
Interest expense, net	$25,738	$20,142	$9,272	$5,596	28%	$10,870	117%
Other expense, net	1,441	2,519	3,097	(1,078)	(43)%	(578)	(19)%

Total interest and other expenses, net	$27,179	$22,661	$12,369	$4,518	20%	$10,292	83%

2013 Compared to 2012

Interest expense, net, increased by $5.6 million, or 28%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. Interest expense, net, was comprised of imputed interest on lease pass-through financing obligations of $13.4 million and $12.0 million and interest on borrowings, offset by interest income on cash balances, of $12.3 million and $8.1 million, each for the year ended December 31, 2013 and 2012, respectively. This increase in interest expense net was the result of higher average carrying balances related to financing obligations and borrowings for the year ended December 31, 2013 as compared to the year ended December 31, 2012.

Other expense, net, decreased by $1.1 million, or 43%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The expense for the year ended December 31, 2013 was primarily from franchise taxes of $0.5 million and a loss on debt extinguishment of $0.3 million. The expense for the year ended December 31, 2012 was primarily from the change in the fair value of convertible redeemable preferred stock warrants, which converted to common stock warrants upon the closing of our initial public offering in December 2012 and, therefore, were no longer revalued.

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

Other expense, net, decreased by $0.6 million, or 19%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This decrease was primarily due to a higher loss on disposal of property and equipment of $0.3 million in the year ended December 31, 2011.

Provision for Income Taxes

	Year Ended December 31,			Change 2013 vs. 2012		Change 2012 vs. 2011
(Dollars in thousands)	2013	2012 (Restated)	2011	$	%	$	%
Income tax benefit (provision)	$24,799	$(54)	$(92)	$24,853	462%	$38	41%

2013 Compared to 2012

In 2013 we recorded a tax benefit of $24.8 million arising from the release of deferred tax valuation allowances subsequent to the acquisition of Zep Solar. The release of the valuation allowances was triggered by the recognition of $24.8 million of long term net deferred tax liabilities that were primarily related to the acquired intangible assets and NOL recorded upon the acquisition of Zep Solar.

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

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Year Ended December 31,			Change 2013 vs. 2012		Change 2012 vs. 2011
(Dollars in thousands)	2013	2012 (Restated)	2011	$	%	$	%
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(95,968)	$(14,391)	$(117,230)	$(81,577)	567%	$102,839	(88)%

The net loss attributable to noncontrolling interests and redeemable noncontrolling interests represents the share of net loss that was allocated to the investors in the joint venture financing funds. This amount was determined as the change in the investors’ interests in the joint venture financing funds between the beginning and end of each reported period calculated primarily using the HLBV method, less any capital contributions net of any capital distributions. The calculation depends on the specific contractual liquidation provisions of each joint venture financing fund and is generally affected by, among other factors, the tax attributes allocated to the investors including tax bonus depreciation and investment tax credits or U.S. Treasury grants in lieu of the investment tax credits, the existence of guarantees of minimum returns to the investors by us, and the allocation of tax income or losses including provisions that govern the level of deficits that can be funded by the investors in a liquidation scenario. The calculation is also affected by the cost of the assets sold to the joint venture financing funds, which forms the book basis of the net assets allocated to the investors assuming a liquidation scenario. Generally, significant loss allocations to the investors have arisen in situations where there was a significant difference between the fair value and the cost of the assets sold to the joint venture financing funds in a particular period accompanied by the absence of guarantees of minimum returns to the investors by us, since the capital contributions by the investors were based on the fair value of the assets while the calculation is based on the cost of the assets. The existence of guarantees of minimum returns to the investors by us and limits on the level of deficits that the investors are contractually obligated to fund in a liquidation scenario reduce the amount of losses that could be allocated to the investors. In addition, the redeemable noncontrolling interests balance is at least equal to the redemption amount.

2013 Compared to 2012

The net loss attributable to noncontrolling interests and redeemable noncontrolling interests for the year ended December 31, 2013 was $96.0 million compared to $14.4 million for the year ended December 31, 2012. The net loss allocation to noncontrolling interests and redeemable noncontrolling interests for the year ended December 31, 2013 was primarily due to the $165.7 million loss allocation from funds into which we were selling or contributing assets. This loss allocation was partially offset by a $57.8 million income allocation related to a single fund whose contractual documents were amended in 2013. These amendments were made to ensure that the investor in this fund would earn in the future amounts equal to anticipated shortfalls in U.S. Treasury grants related to assets sold to the fund in prior periods. Additionally, $10.3 million of income was allocated to noncontrolling interests and redeemable noncontrolling interests in an entity that has a lease pass-through joint venture arrangement with us. The net loss allocation to noncontrolling interests and redeemable noncontrolling interests for the year ended December 31, 2012 was primarily due to the $18.9 million loss allocation from financing funds to which we were tranching assets.

2012 Compared to 2011

The net loss attributable to noncontrolling interests and redeemable noncontrolling interests was $102.8 million, or 88%, lower for the year ended December 31, 2012 as compared to the year ended December 31, 2011, mainly due to a $70.2 million higher loss allocation in 2011 to an investor in a financing fund into which we had sold assets with a larger excess of fair value over cost in 2011 as compared to 2012, a $14.1 million higher loss allocation in 2011 to an investor in two financing funds into which we had contributed assets, and we did not contribute any assets into these funds in 2012, and $32.0 million higher loss allocation in 2011 to a fund that was formed in 2011. These were offset in part by $12.1 million of net loss allocations to the investors in new financing funds formed in 2012.

Quarterly Results of Operations

The following table presents our unaudited consolidated statement of operations for each of the quarters indicated. Our consolidated statement of operations for each of these quarters have been prepared on a basis consistent with our audited annual consolidated financial statements included elsewhere in this annual report on Form 10-K and, in the opinion of management, include all adjustments necessary for the fair presentation of our consolidated results of operations for these quarters. You should read this information together with our annual consolidated financial statements and the related notes included elsewhere in this annual report on Form 10-K. The quarterly unaudited consolidated statements of operations presented below have been restated, as indicated below, to correct an error related to the allocation of overhead costs affecting cost of revenues of solar energy systems sales, work in progress and cost of solar energy systems, leased and to be leased. As a result, cost of revenues of solar energy systems sales increased, and consequently decreased gross profits and increased net losses. The quarterly unaudited consolidated statements of operations, as indicated below, have also been restated to correct an error related to the classification of certain redeemable noncontrolling interests in subsidiaries, and since the redeemable noncontrolling interest balance was at least equal to the redemption amount, net loss allocated to noncontrolling interests decreased. These corrections and corrections related to other immaterial errors have been incorporated in the quarterly unaudited consolidated statements of operations presented below. For further information on the impact of these adjustments, see Note 28 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. Our quarterly results of operations are not necessarily indicative of our results for any future period.

	Three Months Ended
	December 31, 2013	September 30, 2013 (restated)	June 30, 2013 (restated)	March 31, 2013 (restated)	December 31, 2012 (restated)	September 30, 2012 (restated)	June 30, 2012 (restated)	March 31, 2012 (restated)
	(in thousands, except share and per share amounts)
Revenue:
Operating leases and solar energy systems incentives	$22,363	$24,796	$20,608	$15,089	$12,514	$13,917	$11,528	$8,139
Solar energy systems sales	24,937	23,804	17,341	14,899	11,241	18,057	35,046	16,466

Total revenue	47,300	48,600	37,949	29,988	23,755	31,974	46,574	24,605

Cost of revenue:
Operating leases and solar energy systems incentives	11,580	8,619	6,794	5,752	5,461	2,435	3,896	2,804
Solar energy systems sales	25,874	26,128	23,014	16,707	14,017	17,025	37,533	16,281

Total cost of revenue	37,454	34,747	29,808	22,459	19,478	19,460	41,429	19,085

Gross profit	9,846	13,853	8,141	7,529	4,277	12,514	5,145	5,520
Operating expenses:
Sales and marketing	33,893	24,310	21,344	17,879	19,416	18,145	15,700	16,131
General and administrative	31,258	21,426	22,266	16,371	17,171	12,554	10,788	8,562

Total operating expenses	65,151	45,736	43,610	34,250	36,587	30,699	26,488	24,693

Loss from operations	(55,305)	(31,883)	(35,469)	(26,721)	(32,310)	(18,185)	(21,343)	(19,173)
Interest expense, net	8,217	5,781	5,421	6,319	5,220	6,587	4,841	3,494
Other expense (income), net	1,016	123	162	140	(15,376)	7,466	1,455	8,974

Loss before income taxes	(64,538)	(37,787)	(41,052)	(33,180)	(22,154)	(32,238)	(27,639)	(31,641)
Income tax benefit (provision)	24,742	(23)	(25)	105	53	(57)	(30)	(20)

Net loss	(39,796)	(37,810)	(41,077)	(33,075)	(22,101)	(32,295)	(27,669)	(31,661)
Net (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests	(66,489)	(35,707)	(1,614)	7,842	(14,057)	13,911	4,388	(18,633)

Net income (loss) attributable to stockholders	$26,693	$(2,103)	$(39,463)	$(40,917)	$(8,044)	$(46,206)	$(32,057)	$(13,028)

Net income (loss) attributable to common stockholders
Basic	$26,694	$(2,103)	$(39,463)	$(40,917)	$(18,135)	$(46,206)	$(32,057)	$(13,028)
Diluted	$26,694	$(2,103)	$(39,463)	$(40,917)	$(32,951)	$(46,206)	$(32,057)	$(13,028)
Net income (loss) per share attributable to common stockholders
Basic	$0.31	$(0.03)	$(0.52)	$(0.54)	$(0.75)	$(4.14)	$(2.94)	$(1.24)
Diluted	$0.28	$(0.03)	$(0.52)	$(0.54)	$(1.30)	$(4.14)	$(2.94)	$(1.24)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders
Basic	87,358,869	79,918,110	76,529,698	75,186,430	24,283,731	11,161,789	10,897,198	10,503,931
Diluted	95,156,846	79,918,110	76,529,698	75,186,430	25,310,651	11,161,789	10,897,198	10,503,931

Liquidity and Capital Resources

The following table summarizes our consolidated cash flows:

	Year Ended December 31,
	2013	2012 (Restated)	2011 (Restated)
	(in thousands, except share and per share data)
Consolidated cash flow data:
Net cash provided by operating activities	$174,515	$39,794	$16,751
Net cash used in investing activities	(729,899)	(428,520)	(302,921)
Net cash provided by financing activities	972,384	498,335	278,371

Net increase (decrease) in cash and cash equivalents	$417,000	$109,609	$(7,799)

We finance our operations, including the costs of acquisition and installation of solar energy systems, mainly through a variety of financing fund arrangements that we have formed with fund investors, credit facilities from banks, preferred stock equity offerings and cash generated from our operations. As described below under—Financing Activities—Financing Fund Commitments, as of December 31, 2013 we had $544.3 million of available commitments from our fund investors, including a $344.0 million financing fund structured as a debt facility, that would be available through our asset monetization strategy.

While we have reported operating losses for the year ended December 31, 2013, we believe that our existing cash and cash equivalents, funds available under a secured credit facility and funds available in our existing financing funds that can be drawn down through our assets monetization strategy will be sufficient to meet our cash requirements for at least the next 12 months.

Operating Activities (Restated)

In the year ended December 31, 2013, we generated $174.5 million in net cash from operations. This cash inflow primarily resulted from an increase in deferred revenue of $233.6 million relating to upfront lease payments received from customers and solar energy system incentive rebate payments received from various state and local governments and deferred investment tax credits revenue, an increase in accounts payable of $50.8 million, an increase in accrued and other liabilities of $84.4 million and a decrease in accounts receivable of $2.9 million. The cash inflow was offset in part by an increase in restricted cash of $13.1 million, an increase in incentive rebates receivable of $2.6 million, an increase in inventories of $20.0 million, an increase in prepaid and other current assets of $19.3 million and a net loss of $151.8 million, reduced by non-cash items such as depreciation and amortization of $41.4 million, stock-based compensation of $21.3 million and interest on lease pass-through financing obligation of $13.4 million and increased by a reduction in lease pass-through financing obligation of $35.7 million and a change in deferred income taxes of $25.4 million.

In the year ended December 31, 2012, we generated $39.8 million (as restated) in net cash from operations. This cash inflow primarily resulted from an increase in deferred revenue of $121.4 million relating to upfront lease payments received from customers and solar energy system incentive rebate payments received from various state and local governments, a decrease in inventories of $55.7 million, an increase in accrued and other liabilities of $70.1 million and a decrease in prepaid and other current assets of $7.9 million. The cash inflow was offset in part by a decrease in accounts payable of $99.6 million, an increase in incentive rebates receivable of $3.8 million, an increase in accounts receivable of $14.0 million and a net loss of $113.7 million, reduced by non-cash items such as depreciation and amortization of $20.8 million, stock-based compensation of $8.7 million and interest on lease pass-through financing obligation of $12.0 million and increased by a reduction in lease pass-through financing obligation of $16.2 million.

In the year ended December 31, 2011, we generated $16.8 million (as restated) in net cash from operations. This cash inflow primarily resulted from an increase in deferred revenue of $68.3 million relating to upfront lease payments received from customers and solar energy system incentive rebate payments received from various state and local governments, an increase in customer deposits of $10.9 million and an increase in accounts payable of $118.9 million. The cash inflow was offset in part by an increase in incentive rebates receivable of $4.9 million, an increase in inventories of $111.1 million and a net loss of $73.7 million, reduced by non-cash items such as depreciation and amortization of $12.3 million, stock-based compensation of $3.7 million, interest on lease pass-through financing obligation of $7.4 million and changes in fair value of convertible redeemable preferred stock warrants of $2.1 million and increased by a reduction in lease pass-through financing obligation of $23.5 million. In addition, the increase in other liabilities resulted in additional net inflows of cash, which were partially offset by increased other assets. The sizeable increase in inventories and accounts payable was due to a $106.1 million year-end purchase of inverters and modules that are expected to be used in 2012 in the construction of solar energy systems eligible for the U.S. Treasury cash grant program, the program rules of which required that the cost of the equipment be incurred by December 31, 2011.

Investing Activities (Restated)

Our investing activities consist primarily of capital expenditures.

In the year ended December 31, 2013, we used $729.9 million in investing activities. Of this amount, we used $717.0 million on the design, acquisition and installation of solar energy systems under operating leases with our customers and $9.1 million in the acquisition of vehicles, office equipment, leasehold improvements and furniture and invested $3.8 million in the acquisitions of businesses.

In the year ended December 31, 2012, we used $428.5 million (as restated) in investing activities. Of this amount, we used $420.2 million on the design, acquisition and installation of solar energy systems under operating leases with our customers and $8.4 million in the acquisition of vehicles, office equipment, leasehold improvements and furniture.

In the year ended December 31, 2011, we used $302.9 million (as restated) in investing activities. Of this amount, we used $291.6 million on the design, acquisition and installation of solar energy systems under operating leases with our customers. We also used $8.8 million in the acquisition of vehicles, office equipment, leasehold improvements and furniture and invested $2.5 million in the acquisitions of related businesses.

Financing Activities

In the year ended December 31, 2013, we generated $972.4 million from financing activities. We raised $174.1 million, net of underwriting discounts, commissions and issuance costs, from a secondary issuance of our common stock. We received $222.5 million, net of issuance costs, from the issuance of convertible senior notes. We received $203.2 million, net of lender fees, from long-term debt and repaid $65.3 million of long-term debt. We received $51.3 million, net of issuance costs, from the issuance of solar asset-backed notes and repaid $1.5 million of the solar asset-backed notes. We also repaid $1.6 million of our capital lease obligation. We received $127.5 million from U.S. Treasury Department grants associated with solar energy systems that we had leased to customers. We received $57.8 million from fund investors in our lease pass-through financing funds and paid $41.1 million to fund investors in our lease pass-through financing funds. We also generated $362.7 million from proceeds from investments by various fund investors in our joint ventures and paid distributions to fund investors of $137.0 million. Additionally, we paid $3.4 million for deferred purchase consideration.

In the year ended December 31, 2012, we generated $498.3 million from financing activities. We raised $92.4 million, net of underwriting discounts, commissions and issuance costs, from our initial public offering. We received $80.9 million, net of transaction costs, from the issuance of convertible redeemable preferred stock. We received $133.4 million, net of lender fees, from long-term debt and $19.4 million from our revolving line of credit and repaid $52.3 million of long-term debt and $25.0 million on our revolving line of credit. We also repaid $28.4 million of our capital lease obligation. We received $113.6 million from U.S. Treasury Department grants associated with solar energy systems that we had leased to customers. We received $145.8 million from fund investors in our lease pass-through financing funds. We also generated $161.4 million from proceeds from investments by various fund investors in our joint ventures and paid distributions to fund investors of $144.5 million.

In the year ended December 31, 2011, we generated $278.4 million from financing activities. We generated $208.0 million of this amount from proceeds from investments by various fund investors in our joint ventures, partially offset by distributions paid to fund investors of $88.6 million. We received $65.5 million from U.S. Treasury Department grants associated with solar energy systems that we had leased to customers. We received $64.1 million from fund investors in our lease pass-through financing funds. We also received $19.7 million, net of transaction costs, from the issuance of convertible redeemable preferred stock and $1.3 million from the issuance of warrants to acquire convertible redeemable preferred stock. We received an additional $17.3 million from long-term debt and $5.6 million from our revolving line of credit and repaid $3.2 million of long-term debt and $4.5 million of our revolving line of credit.

Convertible Senior Notes

In October 2013, we issued $230.0 million of convertible senior notes in aggregate principal through a public offering. The net proceeds from the offering, after deducting transaction costs, were $222.5 million. The notes bear interest at a fixed rate of 2.75% per annum. Each $1,000 of principal of the convertible senior notes is initially convertible into 16.2165 shares of our common stock, which is equivalent to an initial conversion price of $61.67 per share, subject to adjustment upon the occurrence of specified events. Holders of the convertible senior notes may convert their convertible senior notes at their option at any time prior to maturity. The convertible senior note holders may require us to repurchase the convertible senior notes for cash only under certain defined events of default.

Solar Asset-backed Notes

In November 2013, we pooled and transferred qualifying solar energy systems and associated customer contracts into a special purpose entity, or SPE, and issued notes backed by these solar assets to certain investors. The SPE is wholly owned by us and is consolidated in our financial statements. Accordingly, we did not recognize a gain or loss on transfer of these assets. The solar asset-backed notes issued during the year had an aggregate principal amount of $54.4 million and were issued at a discount of 0.05%. The solar asset-backed notes bear interest at a fixed rate of 4.80% per annum and mature on November 20, 2038. The cash flows generated by the assets in the SPE is used to service the monthly solar asset-backed note principal and interest payments and meet the SPE’s expenses, and any residual returns are distributed to one of our wholly owned subsidiaries. The assets and cash flows generated by the securitized solar energy systems are not available to our creditors. The creditors of the SPE, including the solar asset-backed note holders, have no recourse to us.

Term Loans

On February 8, 2013, one of our subsidiaries entered into an agreement with a bank for a term loan of $10 million. The loan proceeds were used to finance our acquisition of a fund investor’s interests in three of our joint venture funds. The loan bore interest at an annual rate equal to the lower of (i) the sum of LIBOR plus 3.25% and (ii) an interest rate cap of 6.50%. The loan was repaid in full in November 2013.

On June 7, 2013, one of our subsidiaries entered into an agreement with a syndicate of banks for a term loan of $100.0 million. The term loan bears interest at an annual rate of LIBOR plus 3.25%. The term loan is secured by the assets and cash flows of our subsidiary and is nonrecourse to our other assets. The term loan matures on June 7, 2015.

Revolving Credit Facility

In September 2012, we entered into a revolving credit agreement with a syndicate of banks to obtain funding for working capital, letters of credit and funding for general corporate needs. The committed amount under the revolving credit facility was increased from $75.0 million to $160.5 million on November 1, 2013 and then from $160.5 million to $200.0 million on December 13, 2013. Borrowed funds bear interest at an annual rate of 3.25% plus LIBOR or, at our option, 2.25% plus the higher of (i) the federal funds rate plus 0.50%, (ii) Bank of America’s published “prime rate” or (iii) LIBOR plus 1.00%. The fee for letters of credit is 3.875% per annum, and the fee for undrawn commitments is 0.375% per annum. The facility is secured by certain of our machinery and equipment, accounts receivables, inventory and other assets. The facility matures on December 31, 2016. As of December 31, 2013, $138.5 million, net of fees, was outstanding under this revolving credit agreement and we were in compliance with the covenants.

Vehicle Loans

We have entered into various vehicle loan agreements with various financial institutions. The vehicle loans are secured by the vehicles financed and mature between March 2015 and December 2018.

Financing Fund Commitments

We have financing fund commitments from several fund investors that we can draw upon in the future upon the achievement of specific funding criteria. As of December 31, 2013, we had entered into 31 financing funds that had a total of $542.9 million of undrawn committed capital, including a $344.0 million financing fund structured as a debt facility discussed below, to be used to partially fund our SolarStrong initiative. From our significant customer backlog we allocate to our financing funds leases and power purchase agreements and related economic benefits associated with solar energy systems in accordance with the criteria of the specific funds. Upon such allocation and upon our satisfaction of the conditions precedent to drawing upon such commitments, we are able to draw down on the financing fund commitments. Once received, these proceeds provide working capital to deliver solar energy systems to our customers and form part of our general working capital. A significant portion of these commitments can be used only for solar energy systems that commenced construction during 2011 (either physically or through incurrence of sufficient project costs) in order to qualify for the U.S. Treasury grant. As our supply of such solar energy systems decreases, we may not be able to satisfy the drawing conditions for all such commitments.

In November 2011, one of our subsidiaries entered into a credit agreement with a bank, whereby the bank would provide this subsidiary with a credit facility to be used to partially fund our SolarStrong initiative, which is a five-year plan to build solar power projects for privatized U.S. military housing communities across the country. The credit facility will be drawn down in tranches as defined in the credit facility agreement, with the interest rates to be determined as the amounts are drawn down. The credit facility will be collateralized by assets of the SolarStrong initiative and is non-recourse to our other assets. As of December 31, 2013 we had $344.0 million available for drawdown under this facility, as mentioned above.

In May 2010, one of our subsidiaries entered into a financing agreement with a commercial bank to obtain funding for working capital. The amount that may be borrowed under this agreement was determined based on the estimated present value of expected future lease rentals to be generated by equipment owned by the subsidiary and leased to a customer, up to a maximum of $16.3 million. The loan was funded in four tranches and was drawn down by March 31, 2011. The loan tranches bear interest at an average blended rate of 2%. The loan is secured by substantially all the assets of the subsidiary and is non-recourse to our other assets. We borrowed $13.3 million under this working capital financing facility in March 2011, of which $10.0 million and $11.1 million was outstanding as of December 31, 2013 and December 31, 2012, respectively. We were in compliance with all covenants as of December 31, 2013.

Contractual Obligations

Set forth below is information concerning our contractual commitments and obligations as of December 31, 2013:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term borrowings	$535,690	$12,409	$236,341	$240,501	$46,439
Sale-leaseback financing obligations	14,756	418	929	1,068	12,341
Interest(1)	79,639	18,120	33,249	17,899	10,371
Operating lease obligations	75,233	14,592	22,476	12,776	25,389
Performance guarantee	1,000	1,000	—	—	—

Total	$706,318	$46,539	$292,995	$272,244	$94,540

(1)	Represents obligations for interest payments on long-term borrowings and sale-leaseback financing obligations, and includes projected interest on variable-rate long-term borrowings based on interest rates as of December 31, 2013.

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

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies and Procedures, to our consolidated financial statements included elsewhere in this annual report on Form 10-K.

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

Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and other operating expenses and reducing our funds available for capital investments, operations or other purposes. In addition, we must use a substantial portion of our cash inflows to service our borrowings, which may affect our ability to make future acquisitions or capital expenditures. A hypothetical 10% change in our interest rates would have increased our interest expense for the year ended December 31, 2013 and 2012 by $0.5 million and $0.2 million, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SOLARCITY CORPORATION

The supplementary data required by Item 8 is presented under Part II, Item 7 and is incorporated herein by reference.

Report of the Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

SolarCity Corporation

We have audited the accompanying consolidated balance sheets of SolarCity Corporation as of December 31, 2013 and 2012, and the related consolidated statements of operations, convertible redeemable preferred stock and equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SolarCity Corporation as of December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the 2012 and 2011 financial statements and noncontrolling interests in subsidiaries and total equity as of January 1, 2011 have been restated to correct errors related to the allocation of overhead costs, the accounting for and classification of redeemable noncontrolling interests and the cash flow presentation of non-cash stock-based compensation costs.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SolarCity’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 18, 2014 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California

March 18, 2014

SolarCity Corporation

Consolidated Balance Sheets

(In Thousands, Except Share Par Values)

	December 31,
	2013	2012
Assets		(Restated)
Current assets:
Cash and cash equivalents	$577,080	$160,080
Restricted cash	19,182	7,516
Accounts receivable (net of allowances for doubtful accounts of $955 and $220 as of December 31, 2013 and 2012, respectively)	23,011	24,629
Rebates receivable	20,131	17,501
Inventories	111,394	87,087
Deferred income tax asset	9,845	5,623
Prepaid expenses and other current assets	27,020	11,502

Total current assets	787,663	313,938
Restricted cash	301	2,810
Solar energy systems, leased and to be leased – net	1,682,521	984,121
Property and equipment – net	22,407	18,635
Goodwill and intangible assets – net	278,169	626
Other assets	38,473	22,170

Total assets(1)	$2,809,534	$1,342,300

Liabilities and equity
Current liabilities:
Accounts payable	$121,556	$62,986
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	20,390	12,028
Current portion of deferred U.S. Treasury grants income	15,340	11,376
Accrued and other current liabilities	72,157	53,233
Customer deposits	8,828	7,909
Current portion of deferred revenue	59,899	31,822
Current portion of long-term debt	7,422	20,613
Current portion of solar asset-backed notes	3,155	—
Current portion of lease pass-through financing obligation	29,041	13,622
Current portion of sale-leaseback financing obligation	418	389

Total current liabilities	338,206	213,978
Deferred revenue, net of current portion	410,161	204,396
Long-term debt, net of current portion	238,612	83,533
Convertible senior notes	230,000	—
Solar asset-backed notes, net of current portion	49,780	—
Long-term deferred tax liability	9,238	5,643
Lease pass-through financing obligation, net of current portion	64,167	125,884
Sale-leaseback financing obligation, net of current portion	14,338	14,755
Deferred U.S. Treasury grants income, net of current portion	412,469	286,884
Other liabilities and deferred credits	193,439	114,006

Total liabilities(1)	1,960,410	1,049,079
Commitments and contingencies (Note 25)
Redeemable noncontrolling interests in subsidiaries	44,709	12,827
Stockholders’ equity:
Common stock, $0.0001 par value – authorized, 1,000,000 shares as of December 31, 2013 and 2012; issued and outstanding, 91,009 and 74,913 shares as of December 31, 2013 and 2012, respectively	10	7
Additional paid-in capital	819,914	330,130
Accumulated deficit	(202,326)	(146,536)

Total stockholders’ equity	617,598	183,601
Noncontrolling interests in subsidiaries	186,817	96,793

Total equity	804,415	280,394

Total liabilities and equity	$2,809,534	$1,342,300

(1)	SolarCity Corporation’s, or the Company’s, consolidated assets as of December 31, 2013 and 2012 include $823,165 and $554,985 (restated) respectively, being assets of variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs. These assets include solar energy systems, leased and to be leased, net, of $759,148 and $522,684 (restated) as of December 31, 2013 and 2012, respectively; cash and cash equivalents of $35,141 and $16,065 as of December 31, 2013 and 2012, respectively; restricted cash, short term, of $115 and $167 as of December 31, 2013 and 2012, respectively; accounts receivable, net, of $4,802 and $1,681 as of December 31, 2013 and 2012, respectively; prepaid expenses and other assets of $3,831 and $2,603 as of December 31, 2013 and 2012, respectively; rebates receivable of $17,351 and $8,985 as of December 31, 2013 and 2012, respectively; and other assets of $2,777 and $2,800 as of December 31, 2013 and 2012, respectively. The Company’s consolidated liabilities as of December 31, 2013 and 2012 included $33,922 and $19,853, respectively, being liabilities of VIEs whose creditors have no recourse to the Company. These liabilities include distributions payable to noncontrolling interests and redeemable noncontrolling interests of $20,390 and $12,028 as of December 31, 2013 and 2012, respectively; customer deposits of $5,291 and $4,162 as of December 31, 2013 and 2012, respectively; accounts payable of $0 and $9 as of December 31, 2013 and 2012, respectively; accrued and other payables of $615 and $938 as of December 31, 2013 and 2012, respectively; other liabilities of $1,893 and $0 as of December 31, 2013 and 2012, respectively; and bank borrowings of $5,733 and $2,716 as of December 31, 2013 and 2012, respectively.

See further description in Note 15, VIE Arrangements.

See accompanying notes.

SolarCity Corporation

Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Amounts)

	Year Ended December 31,
	2013	2012	2011
	(Restated)
Revenue:
Operating leases and solar energy systems incentives	$82,856	$46,098	$23,145
Solar energy systems sales	80,981	80,810	36,406

Total revenue	163,837	126,908	59,551
Cost of revenue:
Operating leases and solar energy systems incentives	32,745	14,596	5,718
Solar energy systems sales	91,723	84,856	41,418

Total cost of revenue	124,468	99,452	47,136

Gross profit	39,369	27,456	12,415
Operating expenses:
Sales and marketing	97,426	69,392	42,004
General and administrative	91,321	49,075	31,664

Total operating expenses	188,747	118,467	73,668

Loss from operations	(149,378)	(91,011)	(61,253)
Interest expense – net	25,738	20,142	9,272
Other expense – net	1,441	2,519	3,097

Loss before income taxes	(176,557)	(113,672)	(73,622)
Income tax benefit (provision)	24,799	(54)	(92)

Net loss	(151,758)	(113,726)	(73,714)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(95,968)	(14,391)	(117,230)

Net (loss) income attributable to stockholders	$(55,790)	$(99,335)	$43,516

Net (loss)income attributable to common stockholders
Basic	$(55,790)	$(109,426)	$8,225
Diluted	$(55,790)	$(109,703)	$10,989
Net (loss) income per share attributable to common stockholders
Basic	$(0.70)	$(7.68)	$0.82
Diluted	$(0.70)	$(7.69)	$0.76
Weighted average shares used to compute net (loss) income per share attributable to common stockholders
Basic	79,781,976	14,240,187	9,977,646
Diluted	79,781,976	14,267,767	14,523,734

See accompanying notes.

SolarCity Corporation

Consolidated Statements of Convertible Redeemable Preferred Stock and Equity

(In Thousands, Except Per Share Amounts)

	Convertible Redeemable Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)	Noncontrolling Interests in Subsidiaries	Total Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2011 – as previously reported	39,451	$101,446	8,949	$—	$3,229	$(90,717)	$(87,488)	$123,514	$36,026
Balance, January 1, 2011 – adjustment	—	—	—	—	—	—	—	(66,064)	(66,064)

Balance, January 1, 2011 – as restated	39,451	$101,446	8,949	$—	$3,229	$(90,717)	$(87,488)	$57,450	$(30,038)
Issuance of common stock upon exercise of stock options for cash	—	—	1,489	1	1,089	—	1,090	—	1,090
Contributions from noncontrolling interests – as restated	—	—	—	—	—	—	—	169,261	169,261
Issuance of common stock to a consultant	—	—	7	—	12	—	12	—	12
Donations of common stock to a charitable organization	—	—	20	—	119	—	119	—	119
Stock-based compensation expense	—	—	—	—	5,039	—	5,039	—	5,039
Income tax effect of stock-based compensation	—	—	—	—	50	—	50	—	50
Issuance of Series C convertible redeemable preferred stock upon exercise of warrants	375	4,576	—	—	—	—	—	—	—
Issuance of Series F convertible redeemable preferred stock at $9.68 per share, net of issuance cost of $93	2,067	19,700	—	—	—	—	—	—	—
Net income (loss) – as restated	—	—	—	—	—	43,516	43,516	(87,133)	(43,617)
Distributions to noncontrolling interests – as restated	—	—	—	—	—	—	—	(39,240)	(39,240)

Balance, December 31, 2011 – as restated	41,893	$125,722	10,465	$1	$9,538	$(47,201)	$(37,662)	$100,338	$62,676
Issuance of common stock upon exercise of stock options for cash	—	—	902	—	1,724	—	1,724	—	1,724
Contributions from noncontrolling interests – as restated	—	—	—	—	—	—	—	115,133	115,133
Stock-based compensation expense	—	—	—	—	11,179	—	11,179	—	11,179
Issuance of Series C convertible redeemable preferred stock upon exercise of warrants	113	1,480	—	—	—	—	—	—	—
Issuance of Series F convertible redeemable preferred stock upon exercise of warrants	8	150	—	—	—	—	—	—	—
Issuance of Series G convertible redeemable preferred stock at $23.92 per share, net of issuance cost of $132	3,387	81,218	—	—	—	—	—	—	—
Issuance of common stock from initial public offering of common stock, net of underwriters discount and commissions and issuance cost of $12,895	—	—	13,160	1	92,385	—	92,386	—	92,386
Conversion of convertible redeemable preferred stock to common stock upon initial public offering of common stock	(45,401)	(208,570)	50,386	5	208,565	—	208,570	—	208,570
Conversion of convertible redeemable preferred stock warrants to common warrants upon initial public offering of common stock	—	—	—	—	5,821	—	5,821	—	5,821
Net loss – as restated	—	—	—	—	—	(99,335)	(99,335)	(23,087)	(122,422)
Distributions to noncontrolling interests – as restated	—	—	—	—	—	—	—	(95,591)	(95,591)
Acquisition of noncontrolling interest in subsidiaries – as restated	—	—	—	—	918	—	918	—	918

Balance, December 31, 2012 – as restated	—	$—	74,913	$7	$330,130	$(146,536)	$183,601	$96,793	$280,394
Contributions from noncontrolling interests	—	—	—	—	—	—	—	189,779	189,779
Issuance of common stock from a subsequent public offering, net of underwriting discounts and commissions and issuance costs of $7,888	—	—	3,910	1	174,082	—	174,083	—	174,083
Issuance of common stock upon acquisition of assets of Paramount Energy, net of issuance costs of $70	—	—	3,675	1	108,733	—	108,734	—	108,734
Issuance of common stock upon acquisition of Zep Solar	—	—	2,752	1	140,561	—	140,562	—	140,562
Issuance of common stock options upon acquisition of Zep Solar	—	—	—	—	14,893	—	14,893	—	14,893
Stock-based compensation expense	—	—	—	—	27,936	—	27,936	—	27,936
Issuance of common stock upon exercise of stock options for cash	—	—	4,260	—	15,545	—	15,545	—	15,545
Issuance of common stock upon vesting of restricted stock units	—	—	14	—	—	—	—	—	—
Issuance of common stock upon exercise of stock warrants for cash	—	—	1,485	—	8,034	—	8,034	—	8,034
Net (loss) income	—	—	—	—	—	(55,790)	(55,790)	22,886	(32,904)
Noncontrolling interest arising from acquisition of Paramount Energy	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(122,641)	(122,641)

Balance, December 31, 2013	—	$—	91,009	$10	$819,914	$(202,326)	$617,598	$186,817	$804,415

See accompanying notes.

SolarCity Corporation

Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended December 31,
	2013	2012	2011
		(Restated )	(Restated )
Operating activities:
Net loss	$(151,758)	$(113,726)	$(73,714)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on disposal of property and equipment	60	17	336
Depreciation and amortization net of amortization of deferred U.S. Treasury grant income	41,448	20,809	12,338
Interest on lease pass-through financing obligation	13,438	12,001	7,373
Stock-based compensation	21,262	8,677	3,701
Donations of common stock to a charitable organization	—	—	119
Revaluation of convertible redeemable preferred stock warrants	—	1,898	2,050
Revaluation of preferred stock forward contract	—	350	—
Loss of extinguishment of long-term debt	306	—	—
Deferred income taxes	(25,424)	13	7
Reduction in lease pass-through financing obligation	(35,675)	(16,159)	(23,528)
Changes in operating assets and liabilities:
Restricted cash	(13,059)	(864)	(3,018)
Accounts receivable	2,911	(13,978)	(7,172)
Rebates receivable	(2,630)	(3,817)	(4,933)
Inventories	(19,954)	55,734	(111,081)
Prepaid expenses and other current assets	(19,276)	7,914	(6,945)
Other assets	(6,882)	(4,939)	(6,361)
Accounts payable	50,750	(99,600)	118,875
Accrued and other liabilities	84,444	70,133	29,460
Customer deposits	919	(6,024)	10,943
Deferred revenue	233,635	121,355	68,301

Net cash provided by operating activities	174,515	39,794	16,751
Investing activities:
Payments for the cost of solar energy systems, leased and to be leased	(716,947)	(420,153)	(291,602)
Purchase of property and equipment	(9,126)	(8,367)	(8,772)
Acquisition of business, net of cash acquired	(3,826)	—	(2,547)

Net cash used in investing activities	(729,899)	(428,520)	(302,921)
Financing activities:
Investment fund financings, bank and other borrowings:
Borrowings under long-term debt	203,228	152,804	22,852
Repayments of long-term debt	(65,328)	(77,299)	(7,653)
Proceeds from issuance of solar asset-backed notes	51,334	—	—
Repayments of borrowings under solar asset-backed notes	(1,461)	—	—
Payment of deferred purchase consideration	(3,382)	—	—
Repayments of sale-leaseback financing obligation	(388)	(361)	(574)
Proceeds from lease pass-through financing obligation	57,780	145,846	64,135
Repayments of lease pass-through financing obligation	(41,148)	—	—
Repayment of capital lease obligations	(1,594)	(28,442)	(7,323)
Proceeds from investment by noncontrolling interests and redeemable noncontrolling interests in subsidiaries	362,692	161,426	207,970
Distributions paid to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	(137,005)	(144,493)	(88,636)
Proceeds from U.S. Treasury grants	127,476	113,648	65,513

Net cash provided by financing activities before equity issuances	552,204	323,129	256,284
Equity and convertible notes issuances:
Proceeds from issuance of common stock	174,083	92,386	—
Proceeds from issuance of convertible senior notes	222,518	—	—
Proceeds from exercise of stock options	15,545	1,724	1,090
Proceeds from exercise of common stock warrants	8,034	—	—
Proceeds from exercise of convertible redeemable preferred stock warrants	—	228	—
Proceeds from issuance of convertible redeemable preferred stock warrants	—	—	1,297
Proceeds from issuance of convertible redeemable preferred stock	—	80,868	19,700

Net cash provided by equity and convertible notes issuances	420,180	175,206	22,087

Net cash provided by financing activities	972,384	498,335	278,371

Net increase (decrease) in cash and cash equivalents	417,000	109,609	(7,799)
Cash and cash equivalents, beginning of period	160,080	50,471	58,270

Cash and cash equivalents, end of period	$577,080	$160,080	$50,471

	Year Ended December 31,
	2013	2012	2011
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$6,603	$6,710	$2,841

Cash (received) paid during the period for taxes	$(1,726)	$2,689	$91

Noncash investing and financing activities:
Conversion of convertible redeemable preferred stock warrants to convertible redeemable preferred stock	$—	$—	$4,576

Conversion of convertible redeemable preferred stock upon initial public offering of common stock	$—	$208,570	$—

Conversion of convertible redeemable preferred stock warrants to common stock warrants upon initial public offering of common stock	$—	$5,821	$—

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

2. Summary of Significant Accounting Policies and Procedures

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, or GAAP, and reflect the accounts and operations of the Company and those of its subsidiaries in which the Company has a controlling financial interest. In accordance with the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 810, Consolidation, the Company consolidates any variable interest entity, or VIE, of which it is the primary beneficiary. The typical condition for a controlling financial interest ownership is holding a majority of the voting interests of an entity; however, a controlling financial interest may also exist in entities, such as VIEs, through arrangements that do not involve controlling voting interests. ASC 810 requires a variable interest holder to consolidate a VIE if that party has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company does not consolidate a VIE in which it has a majority ownership interest when the Company is not considered the primary beneficiary. The Company has determined that it is the primary beneficiary of a number of VIEs—refer to Note 15, VIE Arrangements. The Company evaluates its relationships with the VIEs on an ongoing basis to ensure that it continues to be the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.

Corrections and Restatement of Prior Period Amounts

The consolidated financial statements for the year ended December 31, 2012 have been restated to correct an error related to the allocation of overhead costs affecting cost of revenues of solar energy systems sales, work in progress and the cost of solar energy systems, leased and to be leased. As a result, cost of revenues of solar energy systems sales increased by $19.7 million, work in progress inventory decreased by $0.8 million and the cost of solar energy systems, leased and to be leased decreased by $18.1 million. In addition, this correction increased the deferred gain on sale leaseback by $2.0 million, and decreased each of the cash flows from operating activities and cash out flows from investing activities by $18.3 million. This error did not affect periods prior to 2012.

The Company also restated the consolidated financial statements for the years ended December 31, 2012 and 2011, and the statement of stockholders’ equity as of January 1, 2011 to correct an error related to the accounting for certain noncontrolling interests in subsidiaries which contain redemption features or put rights, after the Company concluded that such noncontrolling interests should be presented in temporary equity and not permanent equity as had previously been recorded, and the balance of certain noncontrolling interests should be at least equal to the redemption amount. The impact was to increase redeemable noncontrolling interests and decrease noncontrolling interests and equity by $12.8 million, $22.3 million, and $66.1 million as of December 31, 2012, December 31, 2011 and January 1, 2011, respectively. In addition, as the redeemable noncontrolling interest balance cannot be less than the redemption amount at each date, net loss attributable to noncontrolling interests decreased by $13.0 million for the year ended December 31, 2012. These redemption features had no impact on net loss attributable to noncontrolling interests in prior years.

The Company has also restated the presentation of non-cash stock-based compensation costs in the consolidated statements of cash flows for the years ended December 31, 2012 and 2011 within operating activities rather than investing activities for the portion of such costs that were capitalized as part of the costs of solar energy systems leased and to be leased that should be excluded from the Company’s reconciliation of net loss in the computation of cash flows from operating activities. The impact was to decrease cash flows from operating activities and decrease cash outflows from investing activities by $2.3 million and $1.3 million for the years ended December 31, 2012 and 2011, respectively.

The following tables present the impact of these corrections and corrections of other immaterial errors on the 2012 consolidated financial statements and noncontrolling interests in subsidiaries and total equity as of January 1, 2011. The impact of the errors on the 2011 consolidated financial statements is described above.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

The following tables present the impact of these corrections on the consolidated financial statements:

Adjustments to the Consolidated Balance Sheet

(In Thousands, Except Share Par Values)

	December 31, 2012
	As Previously Reported	Adjustment	As Restated
Assets
Current assets:
Cash and cash equivalents	$160,080	$—	$160,080
Restricted cash	7,516	—	7,516
Accounts receivable – net(1)	25,145	(516)	24,629
Rebates receivable	17,501	—	17,501
Inventories(2)	87,903	(816)	87,087
Deferred income tax asset(3)	5,770	(147)	5,623
Prepaid expenses and other current assets	11,502	—	11,502

Total current assets	315,417	(1,479)	313,938
Restricted cash	2,810	—	2,810
Solar energy systems, leased and to be leased – net(4)	1,002,184	(18,063)	984,121
Property and equipment – net	18,635	—	18,635
Goodwill and intangible assets – net	626	—	626
Other assets	22,170	—	22,170

Total assets	$1,361,842	$(19,542)	$1,342,300

Liabilities and equity
Current liabilities:
Accounts payable	$62,986	$—	$62,986
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	12,028	—	12,028
Current portion of deferred U.S. Treasury grants income	11,376	—	11,376
Accrued and other current liabilities(5)	52,334	899	53,233
Customer deposits(1)	8,753	(844)	7,909
Current portion of deferred revenue(6)	31,516	306	31,822
Current portion of long-term debt	20,613	—	20,613
Current portion of lease pass-through financing obligation	13,622	—	13,622
Current portion of sale-leaseback financing obligation	389	—	389

Total current liabilities	213,617	361	213,978
Deferred revenue, net of current portion	204,396	—	204,396
Long-term debt, net of current portion	83,533	—	83,533
Long-term deferred tax liability(3)	5,790	(147)	5,643
Lease pass-through financing obligation, net of current portion	125,884	—	125,884
Sale-leaseback financing obligation, net of current portion	14,755	—	14,755
Deferred U.S. Treasury grants income, net of current portion	286,884	—	286,884
Other liabilities and deferred credits(2)	112,056	1,950	114,006

Total liabilities	1,046,915	2,164	1,049,079
Redeemable noncontrolling interests in subsidiaries(7)	—	12,827	12,827
Stockholders’ equity:
Common stock, $0.0001 par value	7	—	7
Additional paid-in capital(8)	325,705	4,425	330,130
Accumulated deficit(9)	(111,392)	(35,144)	(146,536)

Total stockholders’ equity	214,320	(30,719)	183,601
Noncontrolling interests in subsidiaries(10)	100,607	(3,814)	96,793

Total equity	314,927	(34,533)	280,394

Total liabilities and equity	$1,361,842	$(19,542)	$1,342,300

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

Adjustments to the Consolidated Statement of Operations

(In Thousands, Except Share and Per Share Amounts)

	Year Ended December 31, 2012
	As Previously Reported	Adjustment	As Restated
Revenue:
Operating leases and solar energy systems incentives(1)	$47,616	$(1,518)	$46,098
Solar energy systems sales(1)	81,046	(236)	80,810

Total revenue	128,662	(1,754)	126,908
Cost of revenue:
Operating leases and solar energy systems incentives(2)	13,346	1,250	14,596
Solar energy systems sales(11)	64,429	20,427	84,856

Total cost of revenue	77,775	21,677	99,452

Gross profit	50,887	(23,431)	27,456
Operating expenses:
Sales and marketing	69,392	—	69,392
General and administrative(1)	50,355	(1,280)	49,075

Total operating expenses	119,747	(1,280)	118,467

Loss from operations	(68,860)	(22,151)	(91,011)
Interest expense – net	20,142	—	20,142
Other expense – net	2,519	—	2,519

Loss before income taxes	(91,521)	(22,151)	(113,672)
Income tax provision	(54)	—	(54)

Net loss	(91,575)	(22,151)	(113,726)
Net loss attributable to noncontrolling interests and nonredeemable noncontrolling interests(12)	(27,384)	12,993	(14,391)

Net loss attributable to stockholders	$(64,191)	$(35,144)	$(99,335)

Net loss attributable to common stockholders
Basic	$(74,282)	$(35,144)	$(109,426)
Diluted	$(74,559)	$(35,144)	$(109,703)
Net loss per share attributable to common stockholders
Basic	$(5.22)	$(2.46)	$(7.68)
Diluted	$(5.23)	$(2.46)	$(7.69)
Weighted average shares used to compute net loss per share attributable to common stockholders
Basic	14,240,187	—	14,240,187
Diluted	14,267,767	—	14,267,767

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

Adjustments to the Consolidated Statement of Cash Flows

(In Thousands)

	Year Ended December 31, 2012
	As Previously Reported	Adjustment	As Restated
Operating activities:
Net loss	$(91,575)	$(22,151)	$(113,726)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on disposal of property and equipment	17	—	17
Depreciation and amortization net of amortization of deferred U.S. Treasury grant income(2)	21,008	(199)	20,809
Interest on lease pass-through financing obligation	12,001	—	12,001
Stock-based compensation(13)	10,734	(2,057)	8,677
Revaluation of convertible redeemable preferred stock warrants	1,898	—	1,898
Revaluation of preferred stock forward contract	350	—	350
Deferred income taxes	13	—	13
Reduction in lease pass-through financing obligation	(16,159)	—	(16,159)
Changes in operating assets and liabilities:
Restricted cash	(864)	—	(864)
Accounts receivable(1)	(14,494)	516	(13,978)
Rebates receivable	(3,817)	—	(3,817)
Inventories(14)	54,839	895	55,734
Prepaid expenses and other current assets	7,914	—	7,914
Other assets	(4,939)	—	(4,939)
Accounts payable	(99,600)	—	(99,600)
Accrued and other liabilities(15)	67,138	2,995	70,133
Customer deposits(1)	(5,180)	(844)	(6,024)
Deferred revenue(6)	121,049	306	121,355

Net cash provided by operating activities	60,333	(20,539)	39,794
Investing activities:
Payments for the cost of solar energy systems, leased and to be leased(16)	(440,692)	20,539	(420,153)
Purchase of property and equipment	(8,367)	—	(8,367)

Net cash used in investing activities	(449,059)	20,539	(428,520)
Financing activities:
Investment fund financings and bank borrowings:
Borrowings under long-term debt	152,804	—	152,804
Repayments of long-term debt	(77,299)	—	(77,299)
Repayments of sale-leaseback financing obligation	(361)	—	(361)
Proceeds from lease pass-through financing obligation	145,846	—	145,846
Repayment of capital lease obligations	(28,442)	—	(28,442)
Proceeds from investment by noncontrolling interests and redeemable noncontrolling interests in subsidiaries	161,426	—	161,426
Distributions paid to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	(144,493)	—	(144,493)
Proceeds from U.S. Treasury grants	113,648	—	113,648

Net cash provided by financing activities before equity issuances	323,129	—	323,129
Equity issuances:
Proceeds from issuance of common stock	92,386	—	92,386
Proceeds from exercise of stock options	1,724	—	1,724
Proceeds from exercise of convertible redeemable preferred stock warrants	228	—	228
Proceeds from issuance of convertible redeemable preferred stock	80,868	—	80,868

Net cash provided by equity issuances	175,206	—	175,206

Net cash provided by financing activities	498,335	—	498,335

Net increase in cash and cash equivalents	109,609	—	109,609
Cash and cash equivalents, beginning of period	50,471	—	50,471

Cash and cash equivalents, end of period	$160,080	$—	$160,080

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

(1)	The adjustment relates to the corrections of errors previously deemed immaterial.
(2)	The adjustment relates to the correction of an error associated with the allocation of overhead costs.
(3)	The adjustment represents the impact of the correction of the allocation of overhead cost error on deferred tax assets and liabilities.
(4)	The adjustment is comprised of $18,073 relating to the correction of the allocation of overhead cost error offset by $10 relating to the correction of errors previously deemed immaterial.
(5)	The adjustment is comprised of $89 relating to the correction of the allocation of overhead cost error and $810 relating to the correction of errors previously deemed immaterial.
(6)	The adjustment is comprised of $329 relating to the correction of errors previously deemed immaterial offset by $23 relating to the correction of the allocation of overhead cost error.
(7)	The adjustment relates to the correction of the classification of noncontrolling interests error.
(8)	The adjustment is comprised of $3,979 relating to the correction of the classification of noncontrolling interests error and $446 relating to the correction of errors previously deemed immaterial.
(9)	The adjustment is comprised of $20,905 relating to the correction of the allocation of overhead cost error, $12,995 relating to the correction of the classification of noncontrolling interests error and $1,244 relating to the correction of errors previously deemed immaterial.
(10)	The adjustment is comprised of $12,827 relating to the correction of the classification of noncontrolling interests error offset by $9,013 relating to the correction of the allocation of overhead cost error.
(11)	The adjustment is comprised of $19,655 relating to the correction of the allocation of overhead cost error and $772 relating to the correction of errors previously deemed immaterial.
(12)	The adjustment is comprised of $16,775 relating to the correction of the classification of noncontrolling interests error offset by $3,782 relating to the correction of the allocation of overhead cost error.
(13)	The adjustment relates to the correction of the error relating to the presentation of capitalized stock-based compensation expenses.
(14)	The adjustment is comprised of $816 relating to the correction of the allocation of overhead cost error and $79 relating to the correction of the error relating to the presentation of capitalized stock-based compensation expenses.
(15)	The adjustment is comprised of $2,039 relating to the correction of the allocation of overhead cost error and $956 relating to the correction of errors previously deemed immaterial.
(16)	The adjustment is comprised of $18,272 relating to the correction of the allocation of overhead cost error, $2,277 relating to the correction of the error relating to the presentation of capitalized stock-based compensation expenses and offset by $10 relating to the correction of errors previously deemed immaterial.

In addition, the unaudited condensed consolidated financial statements for certain periods within 2013 and 2012 that were disclosed in the Company’s previous filings with the Securities and Exchange Commission have been restated to correct the errors (see Note 28).

Reclassifications

Prior period goodwill balances were reclassified from other assets to goodwill and intangible assets in the consolidated financial statements and accompanying notes in order to enhance their comparability to current period balances. The reclassifications did not impact prior period results of operations, cash flows or total assets.

Use of Estimates

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

The Company regularly makes significant estimates and assumptions including, but not limited to, estimates that affect the estimated selling price of undelivered elements for revenue recognition purposes, the collectability of accounts receivable, the valuation of inventories, the estimated total costs for long-term contracts used as a basis for determining percentage of completion for such contracts, the estimated fair values and residual values of solar energy systems subject to leases, the accounting for business combinations, the estimated fair values and useful lives of acquired intangible assets, the estimated fair values of noncontrolling interests from business combinations, the useful lives of solar energy systems, property and equipment, the determination of accrued warranty, the discount rates used to estimate the fair values of investment tax credits, the valuation of stock-based compensation, the determination of valuation allowances associated with deferred tax assets and asset impairment assessment. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. The Company maintains cash and cash equivalents, which consist principally of demand deposits with high-credit-quality financial institutions. The Company has exposure to credit risk to the extent cash and cash equivalent balances, including any restricted cash balances on deposit, exceed amounts covered by federal deposit insurance. The Company believes that its credit risk is not significant.

Restricted Cash

Restricted cash includes cash received from certain fund investors that had not been released for use by the Company, cash held to service certain payments under the securitization transaction including management expenses and principal and interest payments to solar asset-backed note holders, and balances collateralizing standby letters of credit, outstanding credit card borrowing facilities and obligations under certain operating leases.

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

Rebates Receivable

Rebates receivable represent rebates due from utility companies and government agencies. These receivables include rebates that have been earned by the Company by its cash customers on state-approved solar energy system installations sold to the customers and also uncollected incentives from state and local government agencies for solar energy system installations that have been leased to customers or are used to generate and sell electricity to customers under power purchase agreements. For the rebates assigned to the Company by its customers, the Company assumes the responsibility for the application and collection of the rebate. The processing cycle for these rebates and incentives involves a multi-step process in which the Company accumulates and submits information required by the utility company or state agency necessary for the collection

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

of the rebate. The entire process typically can take up to several months to complete. The Company recognizes rebates receivable upon the solar energy system passing inspection by the responsible city department after completion of system installation.

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

Fair Value of Financial Instruments

ASC 820, Fair Value Measurements, clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.

ASC 820 requires that the valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820 establishes a three-tier fair value hierarchy, which prioritizes inputs that may be used to measure fair value as follows:

•	Level 1—Observable inputs that reflect quoted prices for identical assets or liabilities in active markets.

•

Level 2—Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As of December 31, 2013 and 2012, there were no fair value measurements of assets and liabilities subsequent to initial recognition.

The Company’s financial instruments include accounts receivable, accounts payable, customer deposits, distributions payable to noncontrolling interests, participation interest, solar asset-backed notes, convertible senior notes and long-term debt. The carrying values of its financial instruments other than the participation interest, solar asset-backed notes, convertible senior notes and long-term debt approximate their fair values due to the fact that they were short-term in nature at December 31, 2013 and December 31, 2012 (Level 1). The fair value of convertible senior notes was $273.0 million as of December 31, 2013 based on their last actively traded price (Level 1). The Company estimates the fair value of solar asset-backed notes and long-term debt based on rates currently offered for debt with similar maturities and terms (Level 3). The Company has estimated the fair value of solar asset-backed notes and long-term debt to approximate their carrying values given the short time since issuance to December 31, 2013. The Company has estimated the fair value of the participation interest to be $15.1 million based on rates currently offered for instruments with similar maturities and terms (Level 3).

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

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

Goodwill

Goodwill represents the difference between the purchase price and the aggregate fair value of the identifiable assets acquired and the liabilities assumed in a business combination. The Company tests goodwill for impairment annually, in the fourth quarter of each fiscal year, and whenever events or changes in circumstances indicate that the carrying value of goodwill may exceed its fair value, at the consolidated-level, which is the sole reporting unit. When assessing goodwill for impairment, the Company considers its market capitalization adjusted for a control premium and, if necessary, the Company’s discounted cash flow model, which involves significant assumptions and estimates, including the Company’s future financial performance, weighted-average cost of capital, and interpretation of currently enacted tax laws. Circumstances that could indicate impairment and require the Company to perform an impairment test include a significant decline in the Company’s financial results, a significant decline in the Company’s market capitalization relative to its net book value, an unanticipated change in competition or the Company’s market share and a significant change in the Company’s strategic plans.

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

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

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

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

Long-Lived Assets

The Company’s long-lived assets include property and equipment, solar energy systems, leased and to be leased, and intangible assets acquired through business combinations. Intangible assets with definite useful lives are amortized over their estimated useful lives, which range from 1 to 30 years.

In accordance with ASC 360, Property, Plant, and Equipment, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of a long-lived asset, or group of assets, as appropriate, may not be recoverable. If the aggregate undiscounted future net cash flows expected to result from the use and the eventual disposition of a long-lived asset is less than its carrying value, then the Company would recognize an impairment loss based on the discounted future net cash flows. No impairment charges were recorded for the years ended December 31, 2013, 2012 or 2011.

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

Warranties

The Company warrants its products for various periods against defects in material or installation workmanship. The Company generally provides a warranty on the generating and non-generating parts of the solar energy systems it sells of typically between five to twenty years. The manufacturer’s warranty on the solar energy systems’ components, which is typically passed through to customers, range from one to twenty-five years. The changes in the accrued warranty balance, recorded as a component of accrued and other current liabilities on the consolidated balance sheets, consisted of the following (in thousands):

	As of and for the Year Ended December 31,
	2013	2012
Balance – beginning of the period	$4,019	$2,462
Change in estimate charged to warranty expense	1,514	—
Current year provision charged to warranty expense	2,257	1,773
Assumed warranty obligation arising from business acquisitions (Note 3)	188	—
Less warranty claims	(476)	(216)

Balance – end of the period	$7,502	$4,019

Solar Energy Systems Performance Guarantees

The Company guarantees certain specified minimum solar energy production output for systems leased or sold to customers. The Company monitors the solar energy systems to ensure that these outputs are being achieved. The Company evaluates if any amounts are due to its customers. As of December 31, 2013 and 2012, the Company had recorded liabilities of $1.0 million and $0.6 million, respectively, as accrued and other current liabilities in the consolidated balance sheets, relating to these guarantees based on the Company’s assessment of its exposure.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

Convertible Redeemable Preferred Stock Warrant Liabilities

Freestanding warrants to acquire shares that may be redeemable were accounted for in accordance with ASC 480, Distinguishing Liabilities from Equity. Under ASC 480, freestanding warrants to purchase the Company’s convertible redeemable preferred stock were classified as a liability on the consolidated balance sheets and carried at fair value (Level 3) because the warrants may conditionally obligate the Company to transfer assets at some point in the future. The Company initially measured the warrants at fair value on issuance. The warrants were subject to remeasurement to fair value at each balance sheet date, and any change in their fair value is recognized as a component of other expense, net, in the consolidated statements of operations. The Company continued to adjust the liability for changes in fair value until the closing of the Company’s initial public offering of its common stock, upon which the outstanding convertible redeemable preferred stock warrants either expired unexercised or converted to common stock warrants. The fair value of the preferred stock warrants that converted to common stock warrants was transferred to additional paid in capital. The changes in the fair value of the convertible redeemable preferred stock warrant liabilities were as follows (in thousands):

Fair value as of January 1, 2011	6,554
Issuances	1,297
Exercises	(4,576)
Change in fair value	2,050

Fair value as of December 31, 2011	5,325
Exercises	(1,402)
Change in fair value	1,898
Conversion to common stock warrants	(5,821)

Fair value as of December 31, 2012	$—

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

Deferred U.S. Treasury Grant Income

The Company is eligible for U.S. Treasury grants received or receivable on eligible property as defined under Section 1603 of the American Recovery and Reinvestment Act of 2009, as amended by the Tax Relief Unemployment Insurance Reauthorization and Job Creation Act of December 2010, which includes solar energy system installations, upon approval by the U.S. Treasury Department. For solar energy systems under lease pass-through arrangements, as described in Note 16, Lease Pass-Through Financing Obligation, the Company reduces the financing obligation and records deferred income for the U.S. Treasury grants which are paid directly to the investors upon receipt of the grants by the investors. The benefit of the U.S. Treasury grants is recorded as deferred income and is amortized on a straight-line basis over the estimated useful lives of the related solar energy systems of 30 years. The amortization of the deferred income is recorded as a reduction to depreciation expense, which is a component of the cost of revenue of operating leases and solar energy systems incentives in the consolidated statement of operations. A catch-up adjustment is recorded in the period in which the grant is approved by the U.S. Treasury Department or received by lease pass-through investors to recognize the portion of the grant that matches proportionally the amortization for the period between the date of placement in service of the solar energy systems and approval by the U.S. Treasury Department or receipt by lease pass-through investors of the associated grant. The changes in deferred U.S. Treasury grant income were as follows (in thousands):

Balance as of January 1, 2011	$19,340
U.S. Treasury grants received and receivable by the Company	68,585
U.S. Treasury grants received by investors under lease pass-through arrangements	54,730
Amortized during the year as a credit to depreciation expense	(5,221)

Balance as of December 31, 2011	137,434
U.S. Treasury grants received and receivable by the Company	112,520
U.S. Treasury grants received by investors under lease pass-through arrangements	58,685
Amortized during the period as a credit to depreciation expense	(10,379)

Balance as of December 31, 2012	298,260
U.S. Treasury grants received and receivable by the Company	124,404
U.S. Treasury grants received by investors under lease pass-through arrangements	20,599
Amortized during the period as a credit to depreciation expense	(15,454)

Balance as of December 31, 2013	$427,809

Of the balance outstanding as of December 31, 2013 and 2012, $412.5 million and $286.9 million, respectively, are disclosed as noncurrent deferred Treasury grants income in the consolidated balance sheets.

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

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

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

The Company recognizes the revenue associated with the monetization of ITCs in accordance with ASC 605-10-S99, Revenue Recognition-Overall-SEC Materials. The revenue associated with the monetization of the ITCs is recognized when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sales price is fixed or determinable, and (4) collection of the related receivable is reasonably assured. The ITCs are subject to recapture under the Internal Revenue Code if the underlying solar energy system either ceases to be a qualifying property or undergoes a change in ownership within five years of its placed in service date. The recapture amount decreases on the anniversary of the placed in service date. As the Company has an obligation to ensure the solar energy system is in service and operational for a term of five years to avoid any recapture of the ITCs, the Company recognizes revenue as the recapture provisions lapse assuming the other aforementioned revenue recognition criteria have been met. The monetized ITCs are initially recorded as deferred revenue on the consolidated balance sheet, and subsequently, one-fifth of the monetized ITCs is recognized as revenue in the consolidated statement of operations on each anniversary of the solar energy system’s placed in service date over the next five years.

The Company guarantees its fund investors that in the event of a subsequent recapture of the ITCs by the taxing authority due to the Company’s noncompliance with the applicable ITC guidelines, the Company will compensate the investor for any recaptured credits. The Company has concluded that the likelihood of a recapture event is remote and consequently has not recorded any liability in the consolidated financial statements for any potential recapture exposure.

The balance of deferred investment tax credits revenue, which is included as part of deferred revenue in the consolidated balance sheets, as of December 31, 2013 and 2012 was $139.5 million and $0, respectively. For the year ended December 31, 2013 the Company recognized $0.5 million of revenue related to the monetization of ITCs which is included in operating leases and solar energy systems incentives in the consolidated statements of operations. The Company had not recognized any revenue related to the monetization of ITCs prior to 2013.

Deferred Revenue

The Company records as deferred revenue any amounts that are collected from customers, including lease prepayments, in excess of revenue recognized. Deferred revenue also includes the portion of rebates and incentives received from utility companies and various local and state government agencies, which are recognized as revenue over the lease term, as well as the remote monitoring fee, which is recognized as revenue ratably over the respective contract term. As of December 31, 2013 and 2012, deferred revenue related to customer payments, included in deferred revenue balance in the consolidated balance sheets, amounted to $186.9 million and $122.1 million, respectively. As of December 31, 2013 and 2012, deferred revenue from rebates and incentives, included in deferred revenue balance in the consolidated balance sheets, amounted to $143.6 million and $114.1 million, respectively.

Revenue Recognition

The Company provides design, installation, maintenance services and ongoing remote monitoring services of solar energy systems to residential and commercial customers. Customers generally purchase solar energy systems from the Company under fixed-price contracts or lease Company-owned solar energy systems,

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

which also include remote monitoring services. The Company also earns rebates that have been assigned to the Company by its cash customers on state-approved system installations sold to the customers, as well rebates and incentives from utility companies and state and local governments on systems leased to customers or used to sell electricity to customers under power purchase agreements. The Company considers the proceeds from the rebates to comprise a portion of the proceeds from the sale or lease of the solar energy systems. The Company also offered energy efficiency solutions aimed at improving residential energy efficiency and lowering overall residential energy costs. The energy efficiency services comprised of energy efficiency evaluations and upgrades to homes and household appliances to improve energy efficiency.

Solar Energy Systems Sales

For solar energy systems sold to customers, the Company recognizes revenue, net of any applicable governmental sales taxes, in accordance with ASC 605-25, Revenue Recognition—Multiple-Element Arrangements, and ASC 605-10-S99, Revenue Recognition—Overall—SEC Materials. Revenue is recognized when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sales price is fixed or determinable and (4) collection of the related receivable is reasonably assured. In instances where there are multiple deliverables in a single arrangement, the Company allocates the arrangement consideration to the various elements in the arrangement based on the relative selling price method. The Company recognizes revenue when it installs a solar energy system and the solar energy system passes inspection by the utility or the authority having jurisdiction, provided all other revenue recognition criteria have been met. Costs incurred on residential installations before the solar energy systems are completed are included in inventories as work in progress in the consolidated balance sheets.

The Company recognizes revenue for solar energy systems constructed for commercial customers according to ASC 605-35, Revenue Recognition—Construction-Type and Production Type Contracts. Revenue is recognized on a percentage-of-completion basis, based on the ratio of labor costs incurred to date to total projected labor costs. Provisions are made for the full amount of any anticipated losses on a contract-by-contract basis. The Company recognized $2.9 million, $2.6 million (restated) and $3.2 million of total losses for these types of contracts for the years ended December 31, 2013, 2012 and 2011, respectively. Costs in excess of billings are recorded where costs recognized are in excess of amounts billed to customers of purchased commercial solar energy systems. Costs in excess of billings as of December 31, 2013 and 2012 (restated) amounted to $0.1 million, and are included in prepaid expenses and other current assets in the consolidated balance sheets. Billings in excess of costs as of December 31, 2013 and 2012 amounted to $0.2 million and $0.2 million (restated), respectively, and are included in deferred revenue in the consolidated balance sheets.

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

The difference between the payments received and the revenue recognized is recorded as deferred revenue in the consolidated balance sheets.

For solar energy systems where customers purchase electricity from the Company under power purchase agreements, the Company has determined that these agreements should be accounted for, in substance, as operating leases pursuant to ASC 840. Revenue is recognized based upon the amount of electricity delivered as

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

determined by remote monitoring equipment at rates specified under the contracts, assuming all other revenue recognition criteria are met.

The portion of rebates and incentives recognized within operating leases and solar energy systems incentives revenue for the years ended December 31, 2013, 2012 and 2011 amounted to $26.6 million, $18.2 million and $9.6 million, respectively.

Initial direct costs from the origination of solar energy systems leased to customers (the incremental cost of contract administration, referral fees and sales commissions) are capitalized as an element of solar energy systems and amortized over the term of the related lease or power purchase agreement, which generally ranges from 10 to 20 years. Refer to Note 7, Solar Energy Systems, Leased and To Be Leased – Net, for a summary of initial direct costs from the origination of solar energy systems leased and to be leased to customers.

Remote Monitoring Services

The Company provides solar energy system remote monitoring services, which are generally bundled with both sales and leases of solar energy systems. The Company allocates revenue between remote monitoring services and the other elements in a bundled sale of a solar energy system using the relative selling price method. The selling prices used in the allocation are determined by reference to the prices charged by third parties for similar services and products on a standalone basis. For remote monitoring services bundled with a sale of a solar energy system, the Company recognizes the revenue allocated to remote monitoring services over the term specified in the associated contract or over the warranty period of the solar energy system if the contract does not specify the term. To date, remote monitoring services revenue has not been material and is included in the consolidated statements of operations under both operating leases and solar energy systems incentives revenue, when remote monitoring services are bundled with leases of solar energy systems, and solar energy system sales revenue, when remote monitoring services are bundled with sales of solar energy systems.

Energy Efficiency Services

For energy efficiency services, the Company recognized revenue upon completion of the services or the customer referrals, provided all other revenue recognition criteria were met. Typically, energy efficiency services took less than one month to complete. To date, energy efficiency services revenue has not been material and is included as a component of solar energy systems sales revenue in the consolidated statements of operations.

Sale-Leaseback

The Company is party to master lease agreements that provide for the sale of solar energy systems to third parties and the simultaneous leaseback of the systems, which the Company then subleases to customers. In sale-leaseback arrangements, the Company first determines whether the solar energy system under the sale-leaseback arrangement is “integral equipment.” A solar energy system is determined to be integral equipment when the cost to remove the system from its existing location, including the shipping and reinstallation costs of the solar energy system at the new site, including any diminution in fair value, exceeds ten percent of the fair value of the solar energy system at the time of its original installation. When the leaseback arrangements expire, the Company has the option to purchase the solar energy system, and in most cases, the lessor has the option to sell the system back to the Company, though in some instances the lessor can only sell the system back to the Company prior to expiration of the arrangement.

For solar energy systems that the Company has determined to be integral equipment, the Company has concluded that these rights create a continuing involvement. Therefore, the Company uses the financing method

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

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

For solar energy systems that the Company has determined not to be integral equipment, the Company determines if the leaseback is classified as a capital lease or an operating lease. For leasebacks classified as capital leases, the Company initially records a capital lease asset and capital lease obligation in the consolidated balance sheet equal to the lower of the present value of the future minimum leaseback payments or the fair value of the solar energy system. For capital leasebacks, the Company does not recognize any revenue but defers the gross profit comprising of the net of the revenue and the associated cost of sale. For leasebacks classified as operating leases, the Company recognizes a portion of the revenue and the associated cost of sale and defers the portion of revenue and cost of sale that represents the gross profit that is equal to the present value of the future minimum lease payments over the master leaseback term. For both capital and operating leasebacks, the Company records the deferred gross profit in the consolidated balance sheet as deferred income and amortizes the deferred income over the leaseback term as a reduction to the leaseback rental expense included in operating leases and solar energy systems incentives cost of revenue in the consolidated statement of operations.

Cost of Revenue

Operating leases and solar energy systems incentives cost of revenue is primarily comprised of depreciation of the cost of leased solar energy systems reduced by amortization of U.S. Treasury grants income, maintenance costs associated with those systems and amortization of initial direct costs associated with those systems.

Solar energy systems cost of revenue includes direct and indirect material and labor costs, warehouse rent, freight, warranty expense, depreciation on vehicles, amortization of initial direct costs, depreciation of solar energy systems sold to customers and other overhead costs.

Advertising Costs

Advertising costs are expensed as incurred and are included as an element of sales and marketing expense in the consolidated statement of operations. The Company incurred advertising costs of $0.5 million, $3.8 million and $9.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Income Taxes

The Company accounts for income taxes under an asset and liability approach. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax reporting purposes, net operating loss, or NOL, carryforwards, and other tax credits measured by applying currently enacted tax laws. A valuation allowance is provided when necessary to reduce deferred tax assets to an amount that is more likely than not to be realized.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

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

Comprehensive Income (Loss)

The Company accounts for comprehensive income (loss) in accordance with ASC 220, Comprehensive Income. Under ASC 220, the Company is required to report comprehensive income (loss), which includes net income (loss) as well as other comprehensive income (loss). There were no differences between comprehensive loss as defined by ASC 220 and net loss as reported in the consolidated statements of operations for the periods presented.

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

Noncontrolling Interests and Redeemable Noncontrolling Interests

Noncontrolling interests and redeemable noncontrolling interests represent third-party interests in the net assets under certain funding arrangements, or funds, that the Company has entered into to finance the cost of solar energy systems under operating leases. The Company has determined that the contractual provisions in the funds represent substantive profit sharing arrangements. The Company has further determined that the appropriate methodology for calculating the noncontrolling interest and redeemable noncontrolling interests balances that reflect the substantive profit sharing arrangements is a balance sheet approach using the hypothetical liquidation at book value, or HLBV, method. The Company therefore determines the amount of the noncontrolling interests and redeemable noncontrolling interests in the net assets at each balance sheet date using the HLBV method, which is presented on the consolidated balance sheets as noncontrolling interests in subsidiaries and redeemable noncontrolling interests in subsidiaries. Under the HLBV method, the amounts reported as noncontrolling interests and redeemable noncontrolling interests in the consolidated balance sheets represent the amounts the third parties would hypothetically receive at each balance sheet date under the liquidation provisions of the funds, assuming the net assets of the funds were liquidated at the recorded amounts determined in accordance with GAAP and distributed to the third parties. The third parties’ interests in the results

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

of operations of the funds is determined as the difference in the noncontrolling interests and redeemable noncontrolling interests balance in the consolidated balance sheets between the start and end of each reporting period, after taking into account any capital transactions between the funds and the third parties. However, the redeemable noncontrolling interests balance is at least equal to the redemption amount. The noncontrolling interests and redeemable noncontrolling interests balance is presented as a component of permanent equity in the consolidated balance sheets or as temporary equity in the mezzanine section of the consolidated balance sheets as redeemable noncontrolling interests when the third-parties have the right to redeem their interests in the funds for cash or other assets.

Segment Information

Operating segments are defined as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the executive team, which is comprised of the chief executive officer, the chief technology officer, the chief revenue officer and the chief financial officer. Based on the financial information presented to and reviewed by the chief operating decision maker in deciding how to allocate the resources and in assessing the performance of the Company, the Company has determined that it has a single operating and reporting segment: solar energy products and services. The Company’s principal operations, revenue and decision-making functions are located in the United States.

Basic and Diluted Net Income (Loss) Per Share

The Company’s basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period.

Prior to the Company’s initial public offering of its common stock, its convertible redeemable preferred stock was entitled to receive dividends of up to $0.01 per share if dividends would have been declared on the common stock and thereafter would have participated pro rata on an as-converted basis with the common stockholders on any distributions to common stockholders. The convertible redeemable preferred stock was therefore a participating security. As a result, the Company calculated the net income (loss) per share using the two-class method. Accordingly, the net income (loss) attributable to common stockholders was derived from the net income (loss) for the period and, in periods in which the Company had net income attributable to common stockholders, an adjustment was made for the noncumulative dividends and allocations of earnings to participating securities based on their outstanding shareholder rights. Under the two-class method, the net loss attributable to common stockholders was not allocated to the convertible redeemable preferred stockholders as the convertible redeemable preferred stock did not have a contractual obligation to share in the Company’s losses.

The diluted net income (loss) per share attributable to common stockholders is computed by giving effect to all potential common stock equivalents outstanding for the period determined using the treasury stock method or the if-converted method, as applicable. In periods when the Company incurred a net loss attributable to common stockholders, convertible redeemable preferred stock, stock options, restricted stock units, warrants to purchase common stock and warrants to purchase convertible redeemable preferred stock were considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is antidilutive.

Recently Issued Accounting Standards

In February 2013, the FASB issued Accounting Standards Update, or ASU, No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

Comprehensive Income, to require reporting of the impact of significant reclassifications out of accumulated other comprehensive income or loss on the line items on the statement of operations, if a reclassification is required in its entirety in a single reporting period. The ASU is effective for interim and annual periods beginning after December 15, 2012. The adoption of the ASU did not have a significant impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, to specify when an unrecognized tax benefit should be presented as a liability versus an offset against a deferred tax asset. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013. The Company is currently assessing the impact of the ASU on the consolidated financial statements.

3. Acquisitions

Paramount Energy

On September 6, 2013, the Company purchased certain assets of Paramount Energy Solutions, LLC, or Paramount Energy. Paramount Energy was a leading direct-to-consumer marketer and was one of the Company’s channel partners through a customer referral arrangement. The acquired assets included Paramount Energy’s interest in a financing fund that it had formed with an investor that is also the investor in some of the Company’s existing funds, executed end-user customer agreements together with the associated solar energy systems in various stages of completion and various databases and arrangements used by Paramount Energy in its acquisition of new customers. The acquisition enables the Company to develop and offer its solar energy systems directly to a broader customer base and to better compete with other energy producers, as well as to drive a lower cost of customer acquisition. In connection with the acquisition, the former chief executive officer of Paramount Energy joined the Company as the chief revenue officer. The purchase consideration comprised of $3.7 million in cash and 3,674,565 shares of the Company’s common stock, inclusive of 379,146 shares held in escrow until September 2014 to cover any general representations and warranties, with an aggregate fair value of $108.8 million based on the closing price of the Company’s common stock on the acquisition date. Additionally, the Company was obligated to pay to the sellers an additional $4.0 million after the acquisition date, of which $3.2 million was paid in October 2013.

The following table summarizes the fair value of the purchase consideration as of the acquisition date (in thousands):

Cash	$3,700
Common stock	108,804
Deferred consideration	4,039

Total purchase consideration	$116,543

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

The following table summarizes the preliminary assessment of the fair value of the assets acquired, liabilities assumed and the noncontrolling interest as of the acquisition date (in thousands). The Company is in the process of reviewing third-party valuations of the solar energy systems under construction, the solar energy systems, leased and to be leased, the intangible assets and the noncontrolling interest. Accordingly, the preliminary fair value of these assets, the noncontrolling interest and goodwill reflected in the following table are subject to change:

Cash	$12
Deposits and prepaid costs	409
Solar energy systems under construction	2,130
Solar energy systems, leased and to be leased	5,475
Property and equipment	96
Intangible assets	58,725
Deferred revenue	(207)

Total identifiable net assets at fair value	66,640
Noncontrolling interest	(549)
Goodwill	50,452

Total purchase consideration	$116,543

The noncontrolling interest represents the fair value of an investor’s interest in the financing fund acquired as part of the acquisition. The Company has determined that it is the primary beneficiary of the financing fund and, accordingly, consolidates the financial position and results of operations of the financing fund in the consolidated financial statements.

The goodwill recognized was primarily attributable to expected synergies, anticipated cost savings and efficiencies and the assembled workforce of Paramount Energy. The full amount of the goodwill is deductible for tax purposes.

The following table summarizes the acquired intangible assets as of the acquisition date:

	Fair Value	Weighted- Average Useful Life
	(in thousands)	(in years)
Marketing database	$17,427	5
PowerSaver agreement	17,077	10
Solar energy systems backlog	12,434	30
Non-compete agreement	6,959	5
Mortgage database	4,628	3
Funding commitment by fund investor	200	5

Total	$58,725

Subsequent to the acquisition date, the Company obtained more details related to status of certain of the acquired solar energy systems contracts and the costs incurred on the contracts. On the basis of the information obtained the Company revised the estimated percentage of completion of the various solar energy systems under the contracts and therefore the estimated fair values. Additionally the Company returned some of the contracts to the sellers. As a result of these changes, the Company reduced the previously disclosed fair values of the acquired solar energy systems under construction by $5.3 million, increased the fair value of acquired solar

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

energy systems, leased and to be leased, by $1.7 million, decreased the fair value of prepaid costs associated with the affected contracts by $0.4 million and increased the fair value of backlog acquired by $2.2 million. The Company also the decreased the fair value of the deferred consideration and acquired deferred revenue associated with these contracts by $0.1 million. These adjustments did not affect the previously reported net loss, earnings per share or cash flows. The revised amounts are reflected in the tables above.

The consolidated statements of operations include revenue of $0.2 million and a net loss of $0.1 million from Paramount Energy for the period from the acquisition date through December 31, 2013.

Pro forma financial information is not presented for the acquisition of Paramount Energy as its revenue and earnings were not material to the consolidated statements of operations.

Zep Solar

In December 2013, the Company completed its acquisition of Zep Solar, Inc., or Zep Solar, by means of a merger of one of its wholly-owned subsidiaries with and into Zep Solar such that Zep Solar became a wholly-owned subsidiary of the Company. Zep Solar designs and supplies solar energy system mounting solutions for photovoltaic panels and also licenses its patented technology to other third parties. Zep Solar contracts with manufacturers in China to produce its products and it was a key supplier to the Company. The acquisition enables the Company to control the design and manufacture of the Zep Solar products that are key components in the installation of the Company’s solar energy systems. The Company expects that the acquisition will lead to improved efficiencies and cost reductions. In connection with the acquisition, certain former employees of Zep Solar accepted employment with the Company.

The acquisition consideration was comprised of $2.4 million in cash, 2,751,793 shares of the Company’s common stock and the assumption of fully vested options to purchase 303,151 shares of the Company’s common stock, which replaced certain fully vested options of Zep Solar’s common stock. The following table summarizes the determination of the fair value of the purchase consideration in the acquired business as of the acquisition date (in thousands):

Cash	$2,368
Common stock	140,562
Common stock options	14,893

Total purchase consideration	$157,823

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

The following table summarizes the preliminary assessment of the fair value of the assets acquired and liabilities assumed as of the acquisition date (in thousands). The Company is in the process of reviewing third-party valuations of the acquired intangible assets, property and equipment and inventory. Accordingly, the preliminary fair value of these assets and goodwill reflected in the following table are subject to change:

Cash	$2,300
Accounts receivable	1,293
Inventory	4,255
Property and equipment	366
Other assets	251
Accounts payable and other liabilities assumed	(9,646)
Deferred tax liabilities	(24,797)
Intangible assets	86,000

Total identifiable net assets at fair value	60,022
Goodwill	97,801

Total purchase consideration	$157,823

The goodwill recognized was primarily attributable to efficiencies and cost savings that the Company expects to achieve from leveraging Zep Solar’s technology in its installation of solar energy systems. The acquisition of Zep Solar technology will allow the Company to reduce the costs of purchasing solar energy system mounting hardware, minimize the installation time of solar energy systems and to improve efficiencies and profitability. The full amount of the goodwill is not deductible for tax purposes.

The following table summarizes the acquired intangible assets as of the acquisition date:

	Fair Value	Weighted- Average Useful Life
	(in thousands)	(in years)
Developed technology	$60,100	7
Trademarks and trade names	24,700	7
Customer orders backlog	700	1
Internally developed software	500	3

Total	$86,000

The consolidated statements of operations include revenue of $0.1 million and a net loss of $1.2 million from Zep Solar for the period from the acquisition date through December 31, 2013.

The unaudited pro forma financial information for the acquisition of Zep Solar, as if it had consummated on January 1, 2012, is as follows (in thousands):

	Year Ended December 31,
	2013	2012
Total revenue	$182,713	$138,125
Net loss attributable to common stockholders, diluted	$(73,185)	$(134,560)
Net loss per share attributable to common stockholders, diluted	$(0.89)	$(7.91)

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

The pro forma financial information is hypothetical and based on the combined results of operations of Zep Solar and the Company with adjustments for Zep Solar’s sales to the Company, the amortization of the acquired intangible assets and the timing of acquisition expenses. The pro forma financial information is not necessarily indicative of the actual consolidated results of operations in prior or future periods had the acquisition actually consummated on January 1, 2012. For instance, the Company anticipates that Zep Solar will satisfy some outstanding orders to a customer of approximately $14.4 million in the first quarter of 2014. For 2014, the Company anticipates that it will consume the majority of Zep Solar’s products. Zep Solar products sold to the Company will generally be capitalized as inventory and eventually as cost of leased solar energy systems.

4. Goodwill and Intangible Assets

Intangible Assets

The following is a summary of intangible assets as of December 31, 2013 (in thousands):

	Gross	Accumulated Amortization	Transfer to solar energy systems – leased and to be leased	Write offs and cancellations	Net
Developed technology	$60,100	$(485)	$—	$—	$59,615
Trademarks and trade names	24,700	(199)	—	—	24,501
Marketing database	17,427	(1,113)	—	—	16,314
PowerSaver agreement	17,077	(546)	—	—	16,531
Solar energy systems backlog	12,434	—	(10,615)	(1,429)	390
Non-compete agreement	6,959	(444)	—	—	6,515
Mortgage database	4,628	(493)	—	—	4,135
Customer orders backlog	700	(89)	—	—	611
Internally developed software	500	(9)	—	—	491
Funding commitment	200	(13)	—	—	187

Total	$144,725	$(3,391)	$(10,615)	$(1,429)	$129,290

Developed Technology

Zep Solar developed technology is solar panel interlocking technology that includes a rail-free installation system, auto-grounding connections and a rapid, drop-in module installation design. These features allow Zep Solar’s products to be installed easily and produce significant performance-based and aesthetic improvements compared to other solar energy system installation technologies. Zep Solar patented the various components and techniques used in the interlocking technology.

Trademarks and Trade Names

Trademarks and trade names are related to Zep Solar’s established market recognition and customer base.

Marketing Database

The marketing database is a comprehensive platform for targeted marketing, including a prospective customer scoring engine, a marketing campaign manager and monthly updates. The prospective customer scoring

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

engine improves the results of marketing initiatives by predicting which customer leads in the marketing database will respond favorably to a particular marketing campaign. The marketing campaign manager monitors the results of marketing campaigns and provides feedback for optimizing future marketing campaigns.

PowerSaver Agreement

Under the PowerSaver program, Fannie Mae makes available additional loans of up to $25,000 to eligible Fannie Mae borrowers. The additional loan amounts can only be used for energy efficiency projects that include the installation of solar energy systems. The PowerSaver program provides an additional source of financing for customers and therefore helps broaden the Company’s customer base. Under the PowerSaver agreement, the Company is provided with the exclusive right to market solar energy systems to the customers of Paramount Mortgage, an affiliate of Paramount Energy.

Solar Energy Systems Backlog

Solar energy systems backlog represents the value attributable to the contractual arrangements entered into between Paramount Energy and its customers to install solar energy systems for which the installation had not commenced as of the acquisition date. The arrangements were acquired by the Company. This balance is transferred to solar energy systems, leased and to be leased, as the solar energy systems are installed and placed in service and subsequently depreciated as cost of solar energy systems over the estimated useful lives of the solar energy systems of 30 years.

Non-Compete Agreement

The former chief executive officer of Paramount Energy became the Company’s new chief revenue officer and executed a five-year non-compete agreement with the Company. The chief executive officer and chief technology officer of Zep Solar each executed a three-year non-compete agreement with the Company.

Mortgage Database

The mortgage database contains data pertaining to households that the Company can directly market to.

Customer Orders Backlog

Customer orders backlog represents Zep Solar’s outstanding customer orders to be fulfilled in the future.

Internally Developed Software

Internally developed software consists of Zep Solar’s Zepulator System Designer, or Zepulator, online application. Zepulator can project the size, scope, layout, materials and costs of potential solar energy system installations, which assists with optimizing solar energy system installations.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

All intangible assets, with the exception of the solar energy systems backlog, are amortized over their estimated useful lives. No intangible assets were impaired during the year ended December 31, 2013. However, the Company wrote-off $1.4 million of solar energy systems backlog related to contracts cancelled after acquisition, which was recorded in sales and marketing expense in the consolidated statement of operations. Total future amortization expense for intangible assets is as follows (in thousands):

2014	$21,060
2015	20,449
2016	19,946
2017	18,739
2018	17,168
Thereafter	31,538

Total	$128,900

Goodwill

The changes to the carrying value of goodwill during the years ended December 31, 2013 and 2012 were as follows (in thousands):

	2013	2012
Balance – beginning of the period	$626	$626
Acquisition of assets of Paramount Energy	50,452	—
Acquisition of Zep Solar	97,801	—

Balance – end of the period	$148,879	$626

The Company did not recognize any impairment of goodwill during the years ended December 31, 2013 and 2012.

5. Noncancelable Operating Lease Payments Receivable

As of December 31, 2013, future minimum lease payments to be received from customers under noncancelable operating leases for each of the next five years and thereafter are as follows (in thousands):

2014	$32,860
2015	29,358
2016	29,603
2017	29,954
2018	30,399
Thereafter	362,287

Total	$514,461

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

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

Included in revenue for the years ended December 31, 2013, 2012 and 2011 was $42.0 million, $20.2 million and $5.0 million, respectively, which have been accounted for as contingent rentals. The contingent rentals comprise of customer payments under power purchase agreements and performance-based incentives receivable by the Company from various utility companies.

6. Inventories

As of December 31, 2013 and 2012, inventories consisted of the following (in thousands):

	December 31,
	2013	2012 (Restated)
Raw materials	$105,919	$69,726
Work in progress	5,475	17,361

Total	$111,394	$87,087

Raw materials are comprised of component parts that include photovoltaic panels, inverters and other electrical components that will be deployed to either solar energy systems that will be sold or solar energy systems that will be leased. Work in progress is comprised of installations in progress and includes component parts, labor and other overhead costs incurred up to the balance sheet date on solar energy systems that will be sold and for which binding sales contracts have already been executed. For solar energy systems, leased and to be leased, the Company commences transferring component parts from inventory to construction in progress, a component of solar energy systems, leased and to be leased, once a lease contract with a customer has been executed and installation has initiated. Additional costs incurred on the leased systems, including labor and overhead, are recorded within construction in progress.

7. Solar Energy Systems, Leased and To Be Leased – Net

As of December 31, 2013 and 2012, solar energy systems, leased and to be leased, consisted of the following (in thousands):

	December 31,
	2013	2012 (Restated)
Solar energy systems leased to customers	$1,513,731	$880,637
Initial direct costs related to solar energy systems leased to customers	94,321	54,095

	1,608,052	934,732
Less accumulated depreciation and amortization	(86,457)	(42,824)

	1,521,595	891,908
Solar energy systems under construction	53,010	41,632
Solar energy systems to be leased to customers	107,916	50,581

Solar energy systems, leased and to be leased – net	$1,682,521	$984,121

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

Included under solar energy systems leased to customers as of December 31, 2013 and 2012 is $66.4 million related to capital leased assets, with an accumulated depreciation of $5.3 million and $2.6 million, respectively. As of December 31, 2013, future minimum lease payments to the lessor under this lease arrangement for each of the next five years and thereafter were as follows (in thousands):

2014	$2,314
2015	2,327
2016	2,339
2017	2,353
2018	2,367
Thereafter	23,455

Total	$35,155

As of December 31, 2013, future minimum annual lease receipts to be paid to the Company by sublessees under this lease arrangement for each of the next five annual periods ending December 31, and thereafter are as follows (in thousands):

2014	$2,413
2015	2,426
2016	2,454
2017	2,483
2018	2,513
Thereafter	36,853

Total	$49,142

The amounts in the table above are also included as part of the noncancelable operating lease payments from customers disclosed in Note 5, Noncancelable Operating Lease Payments Receivable.

8. Property and Equipment – Net

As of December 31, 2013 and 2012, property and equipment consisted of the following (in thousands):

	December 31,
	2013	2012
Vehicles	$23,548	$17,669
Computer hardware and software	7,381	5,232
Furniture and fixtures	2,653	1,787
Leasehold improvements	7,397	6,942
Other equipment	167	—

	41,146	31,630
Less accumulated depreciation and amortization	(18,739)	(12,995)

Property and equipment – net	$22,407	$18,635

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

9. Accrued and Other Current Liabilities

As of December 31, 2013 and 2012, accrued and other current liabilities consisted of the following (in thousands):

	December 31,
	2013	2012 (Restated)
Accrued compensation	$21,634	$14,804
Accrued expenses	29,203	28,167
Accrued warranty	7,502	4,019
Amounts refundable to an investor	5,699	—
Income taxes payable	1,577	—
Current portion of participation interest	1,744	—
Current portion of deferred gain on sale-leaseback transactions	3,243	3,271
Current portion of capital lease obligation	1,555	1,972

Total	$72,157	$53,233

The amounts refundable to an investor represents the portion of cash received from an investor for the monetization of ITCs that is related to assets not placed in service by December 31, 2013. The Company and the investor are currently in negotiations to extend the deadline to place these assets in service.

10. Other Liabilities

As of December 31, 2013 and 2012, other liabilities consisted of the following (in thousands):

	December 31,
	2013	2012 (Restated)
Deferred gain on sale-leaseback transactions, net of current portion	$58,033	$61,193
Deferred rent expense	3,333	4,443
Capital lease obligation	27,126	28,688
Liability for receipts from an investor	72,520	18,111
Participation interest	14,114	—
Other noncurrent liabilities	18,313	1,571

Total	$193,439	$114,006

The liability for receipts from investor represent amounts received from an investor for monetization of ITCs for assets not yet placed in service. This amount is reclassified to deferred revenue when the related assets are placed are in service.

The participation interest represents rights granted by the Company to a former investor to share in future residual returns from securitized solar energy systems as described in Note 14, Solar Asset-backed Notes and Securitization, as part compensation for the termination of a lease pass-through arrangement.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

11. Long-Term Debt

Working Capital Financing

On May 26, 2010, a subsidiary of the Company entered into a financing agreement with a bank to obtain funding for working capital. The amount available to be borrowed under the financing agreement was determined based on the present value of expected future lease rentals to be generated by solar energy systems owned by the subsidiary and leased to customers, but not exceeding $16.3 million. The working capital financing was funded in four tranches and was available for drawdown through March 31, 2011. Each tranche bears interest at an annual rate of 2.00% plus the swap rate applicable to the average life of the scheduled rent receipts for the tranche. The working capital financing is secured by substantially all of the subsidiary’s assets and is nonrecourse to the Company’s other assets. The working capital financing matures on December 31, 2024.

Through December 31, 2013, the Company had borrowed an aggregate of $13.3 million, net of fees, under the working capital financing. Of the amount borrowed, $10.0 million, net of fees, and $11.1 million, net of fees, were outstanding as of December 31, 2013 and 2012, respectively, of which $8.8 million and $10.0 million, respectively, are included in the consolidated balance sheets under long-term debt, net of current portion. For the amount outstanding as of December 31, 2013, the interest rates ranged between 5.48% and 5.65%. The Company was in compliance with all debt covenants as of December 31, 2013.

Vehicle Loans

The Company has entered into various vehicle loan agreements with various financial institutions. The vehicle loans are secured by the vehicles financed and mature between March 2015 and December 2018. Total vehicle loans outstanding as of December 31, 2013 and 2012 was $6.5 million and $7.7 million, respectively, of which $4.7 million and $4.7 million, respectively, are included in the consolidated balance sheets under long-term debt, net of current portion. For the total amount outstanding as of December 31, 2013, the interest rates ranged between 0.00% and 7.49%. The Company was in compliance with all debt covenants as of December 31, 2013.

Inventory Financing

On March 8, 2012, the Company entered into a $58.5 million term loan agreement with a syndicate of banks to finance purchases of inventory. The borrowed funds bore interest at an annual rate of LIBOR plus 3.75% and were secured by the Company’s inventory. As of December 31, 2012, the amount outstanding under the inventory financing was $17.2 million, which is included in the consolidated balance sheets under current portion of long-term debt. In August 2013, the inventory financing was fully repaid.

Term Loan

On February 8, 2013, a subsidiary of the Company entered into an agreement with a bank for a term loan of $10 million. The loan proceeds were used to finance the Company’s acquisition of a fund investor’s interests in three of the Company’s VIE funds, as described in Note 15, VIE Arrangements. The loan bore interest at an annual rate equal to the lower of (i) the sum of LIBOR plus 3.25% and (ii) an interest rate cap of 6.50%. The loan was fully repaid in November 2013.

On June 7, 2013, a subsidiary of the Company entered into an agreement with a syndicate of banks for a term loan of $100.0 million. The term loan bears interest at an annual rate of LIBOR plus 3.25%. As of

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

December 31, 2013, the interest rates ranged between 3.41% and 3.67%. The term loan is secured by the assets and cash flows of the subsidiary and is nonrecourse to the Company’s other assets. The term loan matures on June 7, 2015. Through December 31, 2013, the Company had borrowed an aggregate of $88.1 million under the term loan. Of the amount borrowed, $85.5 million, net of fees, was outstanding, of which $81.3 million is included in the consolidated balance sheets under long-term debt, net of current portion, as of December 31, 2013. The Company was in compliance with all debt covenants as of December 31, 2013.

Schedule of Principal Maturities of Long-Term Debt, Convertible Senior Notes and Solar Asset-Backed Notes

The scheduled principal maturities of long-term debt (see Note 11, Long-Term Debt), convertible senior notes (see Note 13, Convertible Senior Notes) and solar asset-backed notes (see Note 14, Solar Asset-backed Notes and Securitization) as of December 31, 2013 were as follows (in thousands):

Principal due:
2014	$12,409
2015	87,951
2016	148,390
2017	5,684
2018	234,817
Thereafter	46,439

Total	$535,690

12. Borrowings under Bank Lines of Credit

Credit Facility for SolarStrong

On November 21, 2011, a subsidiary of the Company entered into an agreement with a bank for a credit facility of up to $350 million. The credit facility is used to partially fund the Company’s SolarStrong initiative, which is a five-year plan to build solar energy systems for privatized U.S. military housing communities across the country. The credit facility is drawn down in tranches, with the interest rates determined when amounts are drawn down. As of December 31, 2013, the interest rates for the credit facility ranged between 6.78% and 7.27%. The credit facility is secured by the assets of the SolarStrong initiative and is nonrecourse to the Company’s other assets. The credit facility matures in 2032. As of December 31, 2013 and 2012, $5.4 million, net of fees, and $2.5 million, net of fees, respectively, were outstanding under the credit facility, of which $5.3 million and $2.4 million, respectively, are included in the consolidated balance sheets under long-term debt, net of current portion. The Company’s subsidiary was in compliance with all debt covenants as of December 31, 2013.

Revolving Credit Facility

In September 2012, the Company entered into a revolving credit agreement with a syndicate of banks to obtain funding for working capital, letters of credit and funding for general corporate needs. The committed amount under the revolving credit facility was increased from $75.0 million to $160.5 million on November 1, 2013 and then from $160.5 million to $200.0 million on December 13, 2013. Borrowed funds bear interest at an annual rate of 3.25% plus LIBOR or, at the Company’s option, 2.25% plus the higher of (i) the federal funds rate plus 0.50%, (ii) Bank of America’s published “prime rate” or (iii) LIBOR plus 1.00%. The fee for letters of credit is 3.875% per annum, and the fee for undrawn commitments is 0.375% per annum. The facility is secured by certain of the Company’s machinery and equipment, accounts receivables, inventory and other assets. The facility matures on December 31, 2016. As of December 31, 2013 and 2012, $138.5 million, net of fees, and

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

$66.4 million, net of fees, respectively, were outstanding under the facility, all of which are included in the consolidated balance sheets under long-term debt, net of current portion. For the amount outstanding as of December 31, 2013, the interest rates ranged between 3.41% and 5.50%. The Company was in compliance with all debt covenants as of December 31, 2013.

13. Convertible Senior Notes

In October 2013, the Company issued $230.0 million aggregate principal amount of 2.75% Convertible Senior Notes due November 1, 2018 (the “Notes”) in a public offering. The net proceeds from the offering, after deducting transaction costs, were approximately $222.5 million. The Company incurred $7.5 million of debt issuance costs in connection with the issuance of the Notes which is recorded in other assets and is being amortized to interest expense over the contractual term of the Notes. The interest under the Notes is fixed at 2.75% per annum and is payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2014. During the year ended December 31, 2013, the Company recognized $0.3 million of interest expense related to the amortization of debt issuance costs and $1.2 million related to the interest payable on the notes.

Each $1,000 of principal of the Notes will initially be convertible into 16.2165 shares of the Company’s common stock, which is equivalent to an initial conversion price of approximately $61.67 per share, subject to adjustment upon the occurrence of specified events. Holders of the Notes may convert their Notes at their option at any time prior to maturity. Upon conversion, the Company would deliver shares of common stock based on a calculated conversion value. If specific corporate events occur prior to the maturity date, the Company will increase the conversion rate for a holder who elects to convert its Notes in connection with such a corporate event in certain circumstances. The maximum conversion rate is capped at 21.4868 shares for each $1,000 of principal amount of the notes, which is equivalent to a minimum conversion price of approximately $46.54 per share. The Notes do not have a cash conversion option. The Notes holders may require the Company to repurchase the notes for cash only under certain events of default as defined in the offering documents.

14. Solar Asset-backed Notes and Securitization

In November 2013, the Company pooled and transferred qualifying solar energy systems and associated customer contracts into a special purpose entity, or SPE, and issued $54,425,000 aggregate principal amount of Solar Asset Backed Notes, Series 2013-1 with a scheduled maturity date of December 2026 (the “Solar Asset-backed Notes”) backed by these solar assets to certain investors. The SPE is wholly owned by the Company and is consolidated in the Company’s financial statements. Accordingly the Company did not recognize a gain or loss on transfer of these assets. The Solar Asset-backed Notes issued during the year had an aggregate principal amount of $54.4 million and were issued at a discount of 0.05%. The Solar Asset-backed Notes bear interest at a fixed rate of 4.80% per annum and have a final maturity date of November 20, 2038. The cash flows generated by the assets in the SPEs are used to service the monthly Solar Asset-backed Notes principal and interest payments, meet the SPE’s expenses and any residue returns are distributed to a wholly owned subsidiary of the Company. The Company recognizes revenue earned from the customer leases or power purchase agreements associated with the solar energy systems transferred to the SPE in accordance with the Company’s revenue recognition policy. The assets and cash flows generated by the securitized solar energy systems are not available to the creditors of the Company. The creditors of the SPE, including the Solar Asset-backed Notes holders, have no recourse to the Company. The Company has been contracted by the SPE to provide operations and maintenance services for the solar energy systems. As of December 31, 2013, $52.9 million of the Solar Asset-backed Notes were outstanding, of which $49.8 million is disclosed in the consolidated balance sheet as non-current and the balance as current. The SPE was in compliance with the notes covenants as of December 31, 2013.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

In connection with the pooling of the assets that were transferred to the SPE, the Company terminated a lease pass-through arrangement with an investor. The lease pass-through arrangement had been accounted for as a borrowing and any amounts outstanding from the arrangement were reported as lease pass-through financing obligation as further explained in Note 16, Lease Pass-Through Financing Obligation. The balance that was then outstanding under this arrangement recorded as a component of lease pass-through financing obligation was $56.4 million. The Company paid the investor an aggregate amount of $40.2 million and issued the investor a right to participate in the residual returns of the SPE for the balance of the remaining unsettled lease pass-through financing obligation. This right to participate in the future residual returns of the SPE has been disclosed as a component of other liabilities and deferred credits for the noncurrent portion (see Note 10, Other Liabilities) and as a component of accrued and other current liabilities for the current portion (see Note 9, Accrued and Other Current Liabilities) under the caption “participation interest.” In addition, under the terms of the participation interest, the Company has the option to purchase the participation interest from the investor and the investor has the option to sell the participation interest to the Company on a specified date for the amount necessary for the investor to achieve a specified internal rate of return.

The Company accounted for the termination of the lease pass-through obligation as a modification of debt and did not record any gain or loss on the modification. As of December 31, 2013, the Company had a balance of $15.8 million outstanding on the participation interest, of which $14.1 million has been recorded as a component of other liabilities and deferred credits and the balance of $1.7 million has been recorded as a component of accrued and other current liabilities.

15. VIE Arrangements

The Company has entered into various arrangements with investors to facilitate funding and monetization of solar energy systems. These arrangements include those described in this Note 15, VIE Arrangements, as well as those described in Note 16, Lease Pass-through Financing Obligation, Note 17, Sale-Leaseback Arrangements, and Note 18, Sale-Leaseback Financing Obligation.

Wholly owned subsidiaries of the Company and fund investors formed and contributed cash or assets to various solar financing funds and entered into related agreements. Additionally, the Company acquired the assets of a fund through a business combination in September 2013 and assumed the related contractual arrangements. As of December 31, 2013, the VIE investors had contributed $905.0 million into the VIEs.

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

Under the related agreements, cash distributions of income and other receipts by a fund, net of agreed-upon expenses, estimated expenses, tax benefits and detriments of income and loss and tax benefits of tax credits, are allocated to the fund investor and the Company’s subsidiary as specified in contractual arrangements.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

Generally, the Company’s subsidiary has the option to acquire the investor’s interest at amounts based on the market value or an amount based on the formula specified in the agreements.

On December 31, 2012, the Company acquired one investor’s interest in three separate funds for a total cash consideration of $8.8 million. In these three funds, the Company was contractually required to make payments to the investor to ensure that the investor achieved a specified minimum internal rate of return upon occurrence of certain events. Upon the purchase of the investor’s stake in these funds, this obligation was satisfied.

As of December 31, 2013, the Company was contractually required to make payments to an investor in one of the VIE funds to ensure the investor was projected to achieve a specified minimum return annually. The amounts of potential future payments under these guarantees is dependent on the amounts and timing of future distributions to the investor from the funds, the tax benefits that accrue to the investor from the funds activities and the timing and amounts that the Company would pay to the investor if the Company purchased the investor’s stake in the funds, or timing and amounts of the distributions to the investor upon liquidation of the funds. Due to uncertainties associated with estimating the timing and amount of distributions to the investor and the possibility for and timing of the liquidation of the funds, the Company is unable to determine the potential maximum future payments that it would have to make under these guarantees.

Upon the sale or liquidation of the fund, distributions would occur in the order and priority specified in the contractual agreements.

Pursuant to management services, maintenance and warranty arrangements, the Company has been contracted to provide services such as warranty support, accounting, lease servicing and performance reporting. In some instances, the Company has guaranteed payments to the fund investors as specified in the contractual agreements. The funds’ creditors have no recourse to the general credit of the Company or to that of other funds. As of December 31, 2013, the assets of one of the VIEs with a carrying value of $28.7 million have been pledged as collateral for the VIE’s borrowings under the SolarStrong facility. None of the assets of the other VIEs have been pledged as collateral for the VIEs’ obligations.

The Company reports the solar energy systems in the VIEs under the solar energy systems, leased and to be leased, net, in the consolidated balance sheets.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

The Company has aggregated the financial information of the VIE financing funds in the table below. The aggregate carrying values of the funds’ assets and liabilities (after elimination of intercompany transactions and balances) in the Company’s consolidated balance sheets as of December 31, 2013 and 2012, were as follows (in thousands):

	December 31,
	2013	2012
Assets		(Restated	)
Current assets:
Cash and cash equivalents	$35,141	$16,065
Restricted cash	115	167
Accounts receivable – net	4,802	1,681
Rebates receivable	17,351	8,985
Prepaid expenses and other current assets	3,831	2,603

Total current assets	61,240	29,501
Solar energy systems, leased and to be leased – net	759,148	522,684
Other assets	2,777	2,800

Total assets	$823,165	$554,985

Liabilities
Current liabilities:
Accounts payable	$—	$9
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	20,390	12,028
Current portion of deferred U.S. Treasury grants income	6,668	6,710
Accrued and other current liabilities	615	938
Customer deposits	5,291	4,162
Current portion of deferred revenue	13,754	11,324
Current portion of bank borrowings	251	131

Total current liabilities	46,969	35,302
Deferred revenue, net of current portion	206,324	160,093
Bank borrowings, net of current portion	5,482	2,585
Deferred U.S. Treasury grants income, net of current portion	180,566	184,470
Other liabilities	1,893	—

Total liabilities	$441,234	$382,450

The Company is contractually obligated to make certain VIE investors whole for losses that the investors may suffer in certain limited circumstances resulting from the disallowance or recapture of tax credits or U.S. Treasury grants in lieu of tax credits, including in the event that the U.S. Treasury awards cash grants for the solar energy systems in the VIEs that are less than the amounts initially anticipated. The Company accounts for distributions due to the VIE investors that may arise from the reduction in anticipated U.S. Treasury grants under distributions payable noncontrolling interests and redeemable noncontrolling interests in the consolidated balance sheets. As of December 31, 2013, the Company has accrued as a distribution payable of $7.8 million, related to these obligations.

For one VIE fund, the Company estimated a reduction in the U.S. Treasury grants to be received of $22.9 million through December 31, 2012. In this particular VIE fund, the Company was obligated to contribute additional capital in the form of solar energy systems or cash to purchase additional solar energy systems. As of December 31, 2012, the Company had contributed solar energy systems to cover a substantial portion of the reduction in U.S. Treasury grants. Additionally, the Company contributed $5.1 million in cash as capital to the fund that was then distributed to the investor to cover the balance of the shortfalls and the impact of amendments to the contractual documents that revised certain of the future income and loss allocations between the Company and the investor.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

16. Lease Pass-Through Financing Obligation

Through December 31, 2013, the Company entered into seven transactions referred to as “lease pass-through fund arrangements.” Under these arrangements, the Company’s wholly owned subsidiaries finance the cost of solar energy systems with investors for an initial term ranging between 10 and 25 years. These solar energy systems are subject to lease or power purchase agreements with customers with an initial term not exceeding 20 years. These solar energy systems are reported under the line item solar energy systems, leased and to be leased, net, in the consolidated balance sheets. As discussed in Note 14, Solar Asset-backed Notes and Securitization, in November 2013, in connection with the Company pooling assets for purposes of issuing Solar Asset-backed Notes, the Company terminated a lease pass-through arrangement with an investor. The cost of the solar energy systems under the lease pass-through arrangements as of December 31, 2013 and 2012 was $420.4 million and $251.8 million (restated), respectively. The accumulated depreciation related to these assets as of December 31, 2013 and 2012 amounted to $17.6 million and $10.1 million (restated), respectively.

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

As of December 31, 2013, future minimum lease payments to be received from the investors under the lease pass-through fund arrangements for each of the next five years and thereafter are as follows (in thousands):

2014	$30,112
2015	22,417
2016	22,190
2017	22,315
2018	22,358
Thereafter	87,136

Total	$206,528

For two of the lease pass-through arrangements, the Company’s subsidiary has pledged its assets to the investor as security for its obligations under the contractual agreements.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

For each of the lease pass-through arrangements, the Company is required to comply with certain financial covenants specified in the contractual arrangements, which the Company had met as of December 31, 2013.

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

Under the contractual terms of the lease pass-through arrangements there is a one-time future lease payment reset mechanism that is set to occur after all of the solar energy systems are delivered and placed in service in a fund. This reset date occurs when the installed capacity of the solar energy systems and in service placement dates are known or on an agreed upon date. As part of this reset process, the lease prepayment will be updated to reflect certain specified conditions as they exist at such date, including the ultimate system size of the equipment that was leased, how much it cost and when it went into service. As a result of this reset, the Company may be obligated to refund a portion of the investor’s lease prepayments or may be entitled to receive an additional lease prepayment from the investor. Additional payments by the investor would be recorded as additional lease pass-through financing obligation, while refunds of lease prepayments would reduce the lease pass-through financing obligation.

17. Sale-Leaseback Arrangements

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

As of December 31, 2013 and 2012, the Company had contributed assets with a cost of $44.6 million to its wholly owned subsidiary that in turn sold the assets to a new investor and then executed a 15-year master leaseback agreement with the investor. Under this arrangement, the tax benefits from ITCs or Treasury grants in lieu of tax credits inure to the investor as the owner of the assets. A total of $100 million in financing was available from the investor under this fund arrangement in the form of proceeds from the sale of the assets, which had been utilized by December 31, 2013.

The Company has committed to make certain investors that have executed sale-leaseback arrangements with the Company whole for any reductions in the tax credit or U.S. Treasury awards resulting from changes in the tax basis submitted. The Company accrues any such payments due to these investors. As of December 31, 2013, no such amounts were due to these investors.

The Company has accounted for these sale-leaseback arrangements in accordance with the Company’s accounting policy as described in Note 2, Summary of Significant Accounting Policies and Procedures.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

18. Sale-Leaseback Financing Obligation

In November 2009, the Company entered into an arrangement with an investor to finance the development, construction and installation of a ground mounted solar system that was leased to a customer. The Company also entered into an agreement to sell the system to the investor for a cash consideration of $27.2 million, of which $23.7 million was received prior to December 31, 2013 and the balance of $3.5 million is receivable at the end of the lease period and accrues interest at an annual rate of 4.37%. Concurrent with the sale, a subsidiary of the Company entered into an agreement with the investor to lease back the solar energy system from the investor with lease payments being made on a quarterly basis. The Company’s subsidiary has the option to purchase the system at the end of the lease term of 10 years for a price which is the greater of the fair market value or a predetermined agreed upon value. Additionally, the investor has the option to put its interest in the solar system to the Company within two years following the expiry of six years after placement in service of the solar system, for a value that is the greater of the fair value or a predetermined agreed upon value. As a result of these put and call options, the Company has concluded that it has a continuing involvement with the solar energy system.

The Company has determined that the ground mounted solar energy system qualifies as integral equipment and therefore as a real estate transaction under ASC 360-20, Real Estate Sales, and has been accounted for as a financing. Under the financing method, the receipts from the tax equity investor are reflected as a sale-leaseback financing obligation on the consolidated balance sheets, and the Company retains the solar energy system asset on the consolidated balance sheets within solar energy systems and depreciates the solar energy system over its estimated useful life of 30 years. The Company also continues to report all of the results of the operations of the system, with the revenue and expenses from the system operations being presented on the consolidated statements of operations on a “gross” basis. As of December 31, 2013, the balance of the sale-leaseback financing obligation outstanding was $14.8 million, of which $0.4 million has been classified as current and the balance of $14.4 million has been classified as noncurrent. As of December 31, 2012, the balance of the sale-leaseback financing obligation outstanding was $15.2 million, of which $0.4 million has been classified as current and the balance of $14.8 million has been classified as noncurrent.

As of December 31, 2013, future minimum annual rentals to be received from the customer for each of the next five years and thereafter are as follows (in thousands):

2014	$466
2015	475
2016	485
2017	494
2018	504
Thereafter	3,242

Total	$5,666

The amounts in the table above are also included as part of the noncancelable operating lease payments from customers disclosed in Note 5, Noncancelable Operating Lease Payments Receivable.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

As of December 31, 2013, future minimum annual payments to be paid to the investor under the financing arrangement for each of the next five years and thereafter are as follows (in thousands):

2014	$1,251
2015	1,257
2016	1,264
2017	1,270
2018	1,277
Thereafter	1,284

Total	$7,603

The obligations of the Company’s subsidiary to the investor together with the obligations of the Company’s subsidiary under the sale-leaseback fund arrangement discussed in Note 18, Sale-Leaseback Financing Obligation, are guaranteed by the Company and supported by a $1.25 million restricted cash escrow that reduces by $0.25 million per annum for the first four years and remains in place until the end of the master lease period. As of December 31, 2013, $0.25 million was held as restricted cash.

19. Redeemable Noncontrolling Interests in Subsidiaries

Noncontrolling interests related to VIE arrangements that are redeemable at the option of the holder are classified as redeemable noncontrolling interests in the mezzanine section of our consolidated balance sheet between liabilities and stockholders’ equity. Redeemable noncontrolling interests are reported using the hypothetical liquidation at book value method, but not less than their estimated redemption value in each reporting period. The following represents the activity of the redeemable noncontrolling interest in subsidiaries for the years ended December 31, 2013, 2012 and 2011 is as follows (in thousands):

Balance, January 1, 2011 – as previously reported	$—
Balance, January 1, 2011 – adjustment	66,064

Balance, January 1, 2011 – as restated	66,064
Contributions from noncontrolling interests – as restated	38,709
Net loss – as restated	(30,097)
Distributions to noncontrolling interests – as restated	(52,368)

Balance, December 31, 2011 – as restated	22,308
Contributions from noncontrolling interests – as restated	46,293
Net loss – as restated	8,696
Distributions to noncontrolling interests – as restated	(54,714)
Acquisition of noncontrolling interest in subsidiaries – as restated	(9,756)

Balance, December 31, 2012 – as restated	12,827
Contributions from noncontrolling interests	172,913
Net loss	(118,854)
Noncontrolling interest arising from acquisition of Paramount Energy	549
Distributions to noncontrolling interests	(22,726)

Balance, December 31, 2013	$44,709

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

20. Convertible Redeemable Preferred Stock, Warrant Liability and Stockholders’ Equity

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

Preferred Stock Warrant Liability

In connection with the issuance of the convertible bridge notes in July 2007, in August 2007 the Company issued warrants to the note holders to purchase 124,924 shares of the Company’s Series C convertible redeemable preferred stock at a purchase price of $2.40 per share. The warrants were to expire at the earlier of five years from the date of their issuance or any change of control, or the initial public offering of the Company’s common stock. These warrants were exercised in August 2012.

During 2010, the Company issued warrants to a fund investor to purchase 995,006 shares of Series E convertible redeemable preferred stock at an exercise price equal to $5.41 per share, in connection with VIE fund arrangement (see Note 15, VIE Arrangements). In 2011, in connection with the amendment of this funding arrangement to increase the amount that would be contributed by the tax equity investor from $120 million to $218 million, and to extend the time period to complete the construction and placement in service of the solar energy systems, the Company issued warrants to the fund investor to purchase a further 490,004 shares of Series E convertible redeemable preferred stock at an exercise price equal to $5.41 per share. These warrants were converted to common stock warrants upon the closing of the Company’s initial public offering of its common stock on December 18, 2012. On May 8, 2013, the investor exercised the warrants and purchased 1,485,010 shares of the Company’s common stock for $8.0 million.

In June 2011, in connection with the issuance of 2.0 million shares of Series F convertible redeemable preferred stock, the Company issued warrants to the investors to acquire 0.2 million shares of Series F convertible redeemable preferred stock, with an exercise price of $9.68 per share. In November 2012, warrants to acquire 8,076 shares of Series F convertible redeemable preferred stock were exercised by an investor, while the remaining warrants expired unexercised upon the closing of the Company’s initial public offering of its common stock on December 18, 2012.

As discussed in Note 2, Summary of Significant Accounting Policies and Procedures, the Company accounted for the warrants in accordance with ASC 480 as a liability carried at fair value. The warrants were subject to revaluation at each balance sheet date and any change in fair value was recognized as a component of other expense. The Company determined the fair value of these warrants using the Black-Scholes option-pricing model. The Company adjusted the warrant liability for changes in fair value until the earlier of the exercise of the warrants or upon the conversion of the preferred stock warrants into common stock warrants.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

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

On September 6, 2013, the Company issued 3,674,565 shares of its common stock pursuant to its acquisition of the assets of Paramount Energy (see Note 3, Acquisitions).

On October 21, 2013, the Company issued 3,910,000 shares of its common stock in a secondary public offering for aggregate proceeds of $174.1 million, net of underwriting discounts and offering expenses.

On December 11, 2013, the Company issued 2,751,782 shares of its common stock pursuant to its acquisition of Zep Solar (see Note 3, Acquisitions).

Shares Reserved for Future Issuance

The Company had reserved shares of common stock for future issuance as follows (in thousands):

	December 31,
	2013	2012
Stock-based compensation plans:
Awards available for grant	8,466	8,490
Awards outstanding	13,969	14,920
Employee Stock Purchase Plan	1,300	1,300
Common stock warrants outstanding	—	1,485
Convertible senior notes outstanding	4,942	—

Total	28,677	26,195

21. Equity Award Plans

Stock Options

Under the Company’s 2012 Equity Incentive Plan, the Company may grant incentive stock options and nonstatutory stock options for common stock to employees, directors and consultants. Stock options may be granted at an exercise price per share not less than 100% of the fair market value per share on the grant date. If an incentive stock option is granted to a 10% or greater stockholder, then the exercise price per share shall not be less than 110% of the fair market value per share on the grant date. Stock options granted are exercisable over a maximum term of 10 years from the date of grant and generally vest over a period of four years.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

In September 2012, the Company adopted a director compensation plan for future non-employee directors. Under the director compensation plan, each individual who joins the board of directors as a non-employee director following the adoption of the plan receives an initial stock option grant to purchase 30,000 shares of common stock at the time of initial election or appointment and additional triennial stock option grants to purchase 15,000 shares of common stock, as well as an annual cash retainer of $15,000, all of which are subject to continued service on the board of directors. Such non-employee directors who serve on committees of the board of directors receive various specified additional equity awards and cash retainers.

Pursuant to the acquisition of Zep Solar, the Company assumed the Zep Solar, Inc. 2010 Equity Incentive Plan, or Zep Solar Plan, and issued fully vested stock options to purchase 303,151 shares of the Company’s common stock to replace certain fully vested stock options originally issued by Zep Solar. No additional equity awards were or will be granted under the Zep Solar Plan.

A summary of stock option activity is as follows (in thousands, except per share amounts):

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding – January 1, 2011	9,746	$1.49	7.39	$18,570
Granted (weighted-average fair value of $5.035)	7,043	5.035	—	—
Exercised	(1,489)	0.73	—	—
Canceled	(1,427)	2.435	—	—

Outstanding – December 31, 2011	13,873	3.28	8.22	37,606
Granted (weighted-average fair value of $11.08)	3,082	11.08	—	—
Exercised	(902)	1.91	—	—
Canceled	(1,150)	5.55	—	—

Outstanding – December 31, 2012	14,903	4.80	7.67	107,653
Granted (weighted-average fair value of $27.55)	4,364	39.02	—	—
Issued in connection with a business acquisition (weighted-average fair value of $49.13)	303	1.97	—	—
Exercised	(4,260)	3.65	—	—
Canceled	(1,361)	15.30	—	—

Outstanding – December 31, 2013	13,949	$14.77	7.52	$586,740

Options vested and exercisable – December 31, 2011	5,044	$1.85	7.45	$20,823

Options vested and exercisable – December 31, 2012	7,374	$2.73	6.89	$67,864

Options vested and exercisable – December 31, 2013	6,696	$4.62	6.54	$349,523

Options vested and expected to vest – December 31, 2011	13,834	$3.27	8.21	$37,502

Options vested and expected to vest – December 31, 2012	13,940	$4.61	7.60	$103,187

Options vested and expected to vest – December 31, 2013	12,828	$13.53	7.41	$555,412

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

The aggregate intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $149.7 million, $9.0 million and $5.4 million, respectively. The grant date fair market value of options that vested, excluding the fully vested options assumed in connection with the Zep Solar acquisition, in 2013, 2012 and 2011 was $28.3 million, $13.3 million and $3.9 million, respectively. The fair market value of the fully vested options assumed in connection with the Zep Solar acquisition was $14.9 million.

As of December 31, 2013 and 2012, there was $103.0 million and $30.0 million, respectively, of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to nonvested stock options, which are expected to be recognized over the weighted-average period of 2.74 years and 2.62 years, respectively.

Under ASC 718, the Company estimates the fair value of stock options granted on each grant date using the Black-Scholes option valuation model and applies the straight-line method of expense attribution. The fair values were estimated on each grant date with the following weighted-average assumptions:

	Year Ended December 31,
	2013	2012	2011
Dividend yield	0%	0%	0%
Annual risk-free rate of return	1.45%	1.07%	1.95%
Expected volatility	92.86%	89.52%	87.26%
Expected term (years)	6.06	6.19	6.09

The expected volatility was calculated based on the average historical volatilities of publicly traded peer companies determined by the Company. The risk-free interest rate used was based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the stock options to be valued. The expected dividend yield was zero, as the Company does not anticipate paying a dividend within the relevant time frame. The expected term has been estimated using the simplified method allowed under ASC 718.

Restricted Stock Units

The Company began granting restricted stock units, or RSUs, to employees, directors and consultants in 2012 under the Company’s 2012 Equity Incentive Plan. A summary of RSU activity is as follows (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Fair Value	Aggregate Intrinsic Value
Outstanding – January 1, 2012	—	$—	$—
Granted	17	18.48	314

Outstanding – December 31, 2012	17	18.48	314
Granted	17	35.00	598
Released	(14)	50.18	695

Outstanding – December 31, 2013	20	$25.46	$1,149

Expected to vest – December 31, 2013	18	$50.18	$1,017

The grant date fair value of RSUs released in 2013 was $0.4 million. Under ASC 718, the Company determines the fair value of RSUs granted on each grant date based on the fair value of the Company’s common stock on the grant date and applies the straight-line method of expense attribution. Stock-based compensation

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

expense from RSUs for the years ended December 31, 2013 and 2012 was $0.4 million and $0.1 million, respectively. As of December 31, 2013 and 2012, there was $0.5 million and $0.3 million, respectively, of total unrecognized stock-based compensation expense, net of estimated forfeitures, from RSUs, which are expected to be recognized over the weighted-average period of 1.99 years and 3.71 years, respectively.

Stock-Based Compensation Expense

As part of the requirements of ASC 718, the Company is required to estimate potential forfeitures of equity awards and adjust stock-based compensation expense accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized in the period of change and will also impact the amount of stock-based compensation expenses to be recognized in future periods.

The amount of stock-based compensation expense recognized during the years ended December 31, 2013, 2012 and 2011 was $27.9 million, $11.2 million (restated) and $5.1 million, respectively. The Company capitalized costs of $7.0 million, $2.7 million and $1.4 million in the years ended December 31, 2013, 2012 and 2011, respectively, as a component of work-in-progress within inventory or solar energy systems, leased and to be leased.

Stock-based compensation expense is included in cost of revenue and operating expenses as follows (in thousands):

	Year Ended December 31,
	2013	2012 (Restated)	2011
Cost of revenue	$741	$470	$151
Sales and marketing	$4,003	$1,316	$443
General and administrative	$16,183	$6,652	$3,040

22. Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based upon the difference between the consolidated financial statement carrying amounts and the tax basis of assets and liabilities and are measured using the then enacted tax rate that is expected to be applicable to taxable income in the years in which the differences are expected to be reversed.

The following table presents domestic and foreign components of income (loss) before income taxes for the periods presented (in thousands):

	Year Ended December 31,
	2013	2012 (Restated)	2011
United States	$(272,603)	$(128,119)	$43,595
Noncontrolling interest and redeemable noncontrolling interests	95,968	14,391	(117,230)
Foreign	78	56	13

Total	$(176,557)	$(113,672)	$(73,622)

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

The income tax provision (benefit) is composed of the following (in thousands):

	Year Ended December 31,
	2013	2012 (Restated)	2011
Current:
Federal	$10	$10	$(26)
State	80	16	107
Foreign	26	15	4

Total Current Provision	116	41	85

Deferred:
Federal	(22,691)	12	$7
State	(2,224)	1	—
Foreign	—	—	—

Total Deferred Provision	(24,915)	13	7

Total (benefit) provision for income taxes	$(24,799)	$54	$92

The following table presents a reconciliation of the statutory federal rate and the Company’s effective tax rate for the periods presented:

	Year Ended December 31,
	2013	2012 (Restated)	2011
Tax provision (benefit) at federal statutory rate	(34.00)%	(34.00)%	(34.00)%
State income taxes (net of federal benefit)	(0.88)	(1.43)	(4.59)
Foreign income and withholding taxes	1.41	0.00	0.00
Noncontrolling interests and redeemable noncontrolling interests adjustment	(16.62)	(32.03)	19.38
Investment in solar funds	36.20	35.84	6.34
Stock-based compensation	1.77	2.07	1.48
ASC 810 prepaid tax expense	(1.39)	0.00	0.16
Purchase accounting adjustment	0.00	21.24	0.00
Other	(3.74)	1.05	1.11
Tax Credits	(1.75)	0	0
Change in valuation allowance	4.96	7.30	10.24

Effective tax rate	(14.04)%	0.04%	0.12%

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents significant components of the Company’s deferred tax assets and liabilities for the periods presented (in thousands):

	December 31,
	2013	2012 (Restated)
Deferred tax assets:
Accruals and reserves	$12,693	$7,498
Net operating losses	119,790	76,185
Accelerated gain on assets	27,712	29,185
Investment in solar funds	69,273	24,443
Tax rebate revenue	47,360	39,739
Stock-based compensation	5,873	2,192
Other deferred tax assets	1,924	—
Tax credits	4,577	1,404

Gross deferred tax assets	289,202	180,646
Valuation allowance	(59,902)	(57,977)

Net deferred tax assets	229,300	122,669
Deferred tax liabilities:
Depreciation and amortization	(125,765)	(81,172)
Investment in solar funds	(69,203)	(21,752)
Other deferred tax liabilities	(33,725)	(19,765)

Gross deferred tax liabilities	(228,693)	(122,689)

Net deferred taxes	$607	$(20)

An analysis of current and noncurrent deferred tax assets and liabilities is as follows:

	December 31,
	2013	2012 (Restated)
Current:
Deferred tax assets	$12,940	$8,791
Less: valuation allowance	(3,095)	(3,168)

Net current deferred tax assets	$9,845	$5,623
Noncurrent:
Deferred tax assets	$274,588	$170,893
Deferred tax liabilities	(227,021)	(121,727)
Total noncurrent gross deferred tax assets	47,567	49,166
Less: valuation allowance	(56,805)	(54,809)

Net noncurrent deferred tax liabilities	$(9,238)	$(5,643)

The above tables reflect changes to the 2012 balances to reflect comparability in presentation for material deferred items separately disclosed in 2013.

As of December 31, 2013 and 2012, the Company had federal NOL carryforwards of approximately $419.8 million and $178.3 million (as restated), respectively. The NOL carryforwards expire at various dates

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

beginning in 2026 if not utilized. In addition, the Company had NOLs for California income tax purposes of approximately $186.1 million and $58.1 million (as restated), as of December 31, 2013 and 2012, respectively, which expire at various dates beginning in 2020 if not utilized. The Company also had NOLs for other state income tax purposes of approximately $77.2 million and $23.3 million (as restated), as of December 31, 2013 and 2012, respectively, which expire at various dates beginning in 2015 if not utilized. Included in the Federal, California and other state NOL carryovers above, $99.1 million, $45.9 million and $22.6 million, respectively, relate to stock option windfall deductions which, when realized, will be credited to equity.

After January 1, 2013 the State of California allows a NOL to be carried back two years. The carryback provisions apply even where a NOL deduction is suspended pursuant to the State of California tax law in the carryback tax year. Included in the California NOL carryover amount was $11.0 million that will be carried back to the 2011 tax year. A deferred tax asset of $0.6 million was recognized as of December 31, 2013.

As of December 31, 2013 and 2012, the Company had federal business tax credit carryforwards of approximately $1.6 million and $0.8 million (as restated), respectively. The net business tax credit carryforward begins to expire in 2028 if not utilized. As of December 31, 2013 and 2012, the Company had California business tax credit carryforwards of approximately $0.2 million and nil (as restated), respectively. As of December 31, 2013, the Company had foreign tax credit carryforwards of approximately $2.5 million, which begins to expire in 2023 if not utilized.

In December 2013, the Company acquired Zep Solar, a designer and supplier of mounting solutions for solar energy systems photovoltaic panels. The purchase consideration for the acquisition of Zep Solar which comprised cash and stock was $157.8 million. The Company recorded a total of $86.0 million of intangible assets and $97.9 million of goodwill as a result of its acquisition of Zep Solar. For GAAP purposes, the intangible assets are being amortized over a weighted-average life of approximately seven years. The goodwill associated with this acquisition is not deductible for income tax purposes. The Company also recorded a net $24.8 million of long-term deferred tax liabilities that were primarily related to the acquired intangible assets and NOLs which will provide the Company a future source of taxable income. The recording of the deferred tax liability triggered the subsequent release of deferred tax valuation allowance which was accounted for outside of the Zep Solar purchase accounting. Accordingly, the Company released $24.8 million of its deferred tax asset valuation allowance subsequent to the acquisition, which was recognized as a benefit of income taxes during 2013.

The Company’s valuation allowance increased by approximately $1.9 million for the year ended December 31, 2013 and increased by approximately $8.3 million (as restated) for the year ended December 31, 2012. The increase in the valuation allowance was primarily related to the operating losses. The valuation allowance is determined in accordance with the provisions of ASC 740, Income Taxes, which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. Based on the available objective evidence and the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be realized. As of December 31, 2013 and 2012, the Company has applied a valuation allowance against its deferred tax assets net of the expected income from the reversal of the deferred tax liabilities.

Utilization of the NOL carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of NOL and credits before utilization. The Company completed a Section 382 analysis through December 2011 and determined that an ownership change, as defined under Section 382 of the Internal Revenue Code, occurred in prior years. Based on the analysis, the Company has undergone two ownership changes. The first ownership change occurred on July 7, 2006, and the second ownership change occurred on August 8, 2007. The Company has updated its Section 382 analysis through the year ended December 31, 2013 and does not have any additional limitations. NOL carryforwards

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

presented have accounted for any limited and potential lost attributes due to the ownership changes and expiration dates. The Company also analyzed the NOL carryovers related to its acquisition of Zep Solar. Based on the Internal Revenue Code Section 382 analysis, Zep Solar has undergone two ownership changes. The first ownership change occurred in May 28, 2010, and the second ownership change occurred as of December 11, 2013, the date of acquisition by the Company. The NOLs in the deferred table reflect the available NOLs not expected to expire unutilized.

As part of the assets monetization strategy, the Company has agreements to sell solar energy systems to the solar financing fund joint ventures. The gain on the sale of the assets has been eliminated in the consolidated financial statements. These transactions are treated as inter-company sales and as such, tax is not recognized on the sale until the Company no longer benefits from the underlying asset. Since the systems remain within the consolidated group, the tax expense incurred related to these sales is being deferred and amortized over the estimated useful life of the underlying systems which has been estimated to be 30 years. The deferral of the tax expense results in recording of a prepaid tax expense that is included in the consolidated balance sheets as other assets. As of December 31, 2013 and 2012, the Company recorded a long-term prepaid tax expense of $3.7 million and $2.0 million (as restated), respectively, net of amortization. The amortization of the prepaid tax expense in each period makes up the major component of the tax expense.

As a result of the Company’s acquisition of the noncontrolling interest in certain of its partnership funds on December 31, 2012, the Company accounted for the direct impacts of the acquisition as an adjustment to other paid in capital, while the indirect impacts of the transaction were accounted for in the statement of operations. Since the Company owns 100% of these funds, the partnerships were treated as terminated for U.S. income tax purposes. Due to the deemed liquidation of these partnerships the Company recognized $2.5 million of taxable income resulting from liquidating distributions of cash and assets. This taxable income was offset by the current year NOLs, resulting in a net zero impact to the statement of operations. The Company also recognized a net deferred tax liability of $17.3 million resulting mainly from accelerated depreciation previously taken for tax purposes not for book purposes. The impact of setting up this deferred tax liability was offset by a release of valuation allowance, resulting in a net zero impact to the statement of operations.

The Company has an immaterial amount of undistributed earnings of foreign subsidiaries at December 31, 2013. Those earnings are considered to be indefinitely reinvested; accordingly, no provisions for U.S. Federal and State income taxes have been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credit carryforwards would be available to reduce any U.S. tax liability. An immaterial amount of withholding taxes may be payable upon remittance of all previously unremitted earnings at December 31, 2013.

On September 13, 2013, the U.S. Treasury Department and the Internal Revenue Service, or IRS, issued final regulations, Tangible Property Regulations, providing comprehensive guidance on the tax treatment of costs incurred to acquire, repair or improve tangible property. The final regulations are generally effective for taxable years beginning on or after January 1, 2014. On January 24, 2014, the IRS issued procedural guidance pursuant to which taxpayers will be granted automatic consent to change their tax accounting methods to comply with the final regulations. We are currently assessing the future impact of these regulations, but do not anticipate a material impact on our financial condition, results of operations or cash flows.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

Uncertain Tax Positions

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

Year Ended December 31,
2013
Balance as of January 1	$—
Acquired from ZepSolar	120

Balance as of December 31	$120

The interest expense and penalties for uncertain tax positions will be classified in the consolidated financial statements as income tax expense. There were no interest and penalties accrued for any uncertain tax positions as of December 31, 2013 and 2012.

The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized benefits will increase or decrease within 12 months of the year ended December 31, 2013.

The Company is subject to taxation and files income tax returns in the U.S., various state, local, and foreign jurisdictions. Due to the Company’s net losses, substantially all of its federal, state, local, and foreign income tax returns since inception are still subject to audit.

23. Defined Contribution Plan

In January 2007, the Company established a 401(k) Retirement Plan, or “the Retirement Plan”, available to employees who meet the plan’s eligibility requirements. Participants may elect to contribute a percentage of their compensation to the Retirement Plan, up to a statutory limit. Participants are fully vested in their contributions. The Company may make discretionary contributions to the Retirement Plan as a percentage of participant contributions, subject to established limits. The Company did not make any contributions to the Retirement Plan during the years ended December 31, 2013, 2012 and 2011.

24. Related Party Transactions

The Company’s operations included the following related party transactions (in thousands):

	Year Ended December 31,
	2013	2012	2011
Revenue:
Solar energy systems sales to related parties	$17	$937	$—

Expenditures:
Purchases of inventories from related parties	$1,741	$—	$—
Referral fees paid or payable to related parties (included in sales and marketing expense)	$81	$—	$—

Related party balances were comprised of the following (in thousands):

	December 31,
	2013	2012
Due from related parties (included in accounts receivable)	$9	$932
Due to related parties (included in accounts payable)	$427	$—
Due to related parties (included in customer deposits)	$83	$—
Deferred revenue from related parties (included in current portion of deferred revenue)	$831	$—

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

25. Commitments and Contingencies

Noncancelable Operating Leases

The Company leases office and warehouse facilities under noncancelable operating leases primarily for its United States based warehouse locations. In addition, the Company leases equipment under noncancelable operating leases. Aggregate rent expense for facilities and equipment for the years ended December 31, 2013, 2012 and 2011, was $13.8 million, $4.2 million and $2.9 million, respectively.

Future minimum lease payments under noncancelable operating leases as of December 31, 2013, are as follows (in thousands):

2014	$14,592
2015	12,455
2016	10,021
2017	8,114
2018	4,662
Thereafter	25,389

Total minimum lease payments	$75,233

Indemnification and Guaranteed Returns

As disclosed in Notes 15 and 17, the Company is contractually committed to compensate certain fund investors for any losses that they may suffer in certain limited circumstances resulting from reductions in U.S. Treasury grants or ITCs. Generally, such obligations would arise as a result of reductions to the value of the underlying solar energy systems as assessed by the U.S. Treasury Department for purposes of claiming U.S. Treasury grants or as assessed by the IRS for purposes of claiming ITCs or U.S. Treasury grants. For each balance sheet date, the Company assesses and recognizes, when applicable, the potential exposure from this obligation based on all the information available at that time, including any guidelines issued by the U.S. Treasury Department on solar energy system valuations for purposes of claiming U.S. Treasury grants and any audits undertaken by the IRS. The Company believes that any payments to the fund investors in excess of the amount already recognized by the Company for this obligation are not probable based on the facts known at the reporting date.

The maximum potential future payments that the Company could have to make under this obligation would depend on the difference between the fair values of the solar energy systems sold or transferred to the funds as determined by the Company and the values that the U.S. Treasury Department would determine as fair value for the systems for purposes of claiming U.S. Treasury grants or the values the IRS would determine as the fair value for the systems for purposes of claiming ITCs or U.S. Treasury grants. The Company claims U.S. Treasury grants based on guidelines provided by the U.S. Treasury department and the statutory regulations from the IRS. The Company uses fair values determined with the assistance of an independent third-party appraisal as the basis for determining the ITCs that are passed-through to and claimed by the fund investors. Since the Company cannot determine future revisions to U.S. Treasury Department guidelines governing system values or how the IRS will evaluate system values used in claiming ITCs or U.S. Treasury grants, the Company is unable to reliably estimate the maximum potential future payments that it could have to make under this obligation as of each balance sheet date.

The Company is eligible to receive certain state and local incentives that are associated with renewable energy generation. The amount of incentive that can be claimed is based on the projected or actual solar energy system size and/or the amount of solar energy produced. The Company also currently participates in one state’s

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

incentive program in which the incentive is based on either the fair market value or the tax basis of solar energy systems placed in service. State and local incentives received are allocated between the Company and fund investors in accordance with the contractual provisions of each fund. The Company is not contractually obligated to indemnify any fund investor for any losses they may incur due to a shortfall in the amount of state or local incentives actually received.

As disclosed in Note 15, VIE Arrangements, the Company is contractually required to make payments to one fund investor to ensure that the fund investor achieves a specified minimum internal rate of return. The fund investor has already received a significant portion of the projected economic benefits from U.S. Treasury grant distributions and tax depreciation benefits. The contractual provisions of the fund state that the fund has an indefinite term unless the members agree to dissolve the fund. Based on the Company’s current financial projections regarding the amount and timing of future distributions to the fund investor, the Company does not expect to make any payments as a result of this guarantee and has not accrued any liabilities for this guarantee. The amount of potential future payments under this guarantee is dependent on the amount and timing of future distributions to the fund investor and future tax benefits that accrue to the fund investor. Due to uncertainties surrounding estimating the amounts of these factors, the Company is unable to estimate the maximum potential payments under this guarantee. As of December 31, 2013, the fund investor had achieved the specified minimum internal rate of return as determined in accordance with the contractual provisions of the fund.

As disclosed in Note 16, Lease Pass-Through Financing Obligation, the lease pass-through financing funds have a one-time lease payment reset mechanism that occurs after the installation of all solar energy systems in a fund. As a result of this mechanism, the Company may be required to refund master lease prepayments previously received from investors. Any refunds of master lease prepayments would reduce the lease pass-through financing obligation.

Other Contingencies

In July 2012, the Company, along with other companies in the solar energy industry, received a subpoena from the U.S. Treasury Department’s Office of the Inspector General to deliver certain documents in the Company’s possession that were dated, created, revised or referred to after January 1, 2007 and that relate to the Company’s applications for U.S. Treasury grants or communications with certain other solar energy development companies or with certain firms that appraise solar energy property for U.S Treasury grant application purposes. The Inspector General and the Civil Division of the U.S. Department of Justice are investigating the administration and implementation of the U.S Treasury grant program, including possible misrepresentations concerning the fair market value of the solar energy systems submitted by the Company in U.S. Treasury grant applications. If the Inspector General concludes that misrepresentations were made, the U.S. Department of Justice could decide to bring a civil action to recover amounts it believes were improperly paid to the Company. If the U.S. Department of Justice is successful in asserting this action, the Company could then be required to pay material damages and penalties for any funds received based on such misrepresentations, which, in turn, could require the Company to make indemnity payments to certain financing fund investors. The Company is unable to estimate the possible loss, if any, associated with this ongoing investigation as information is still being produced by the Company for further review by the Inspector General.

On August 17, 2012, a former outside sales employee filed a putative class action complaint against SolarCity in the Superior Court for the County of Los Angeles (Civil Action No. BC490482). The former outside sales employee purports to represent a class of certain current and former outside sales representatives, and those with a similar title, who worked for the Company in California for the four-year period prior to the filing of the

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

complaint. The complaint alleges causes of action for failure to pay proper wages due under various commission pay plans; failure to properly pay the wages of terminated (or resigned) employees; failure to provide proper itemized wage statements because of an alleged failure to specify requisite information; failure to keep accurate time records; and related claims for unfair competition and a California state statute permitting individuals to pursue claims not pursued by a state agency. The former outside sales employee seeks unspecified damages for himself and affected class members, including all wages due and owing, applicable statutory penalties (including waiting time penalties), interest, attorneys’ fees and costs. On January 24, 2013, the Company answered the complaint and asserted a cross complaint against the former outside sales employee to recover commissions that he was paid, but not entitled to, along with the Company’s fees and costs in the litigation. Discovery has commenced. On March 14, 2014, the former outside sales employee filed a motion with the court to seek to allow him to pursue his action on behalf of a class. Also on March 14, 2014, the Company filed a motion for a summary judgment on its cross complaint. The Company intends to defend itself against the complaint and pursue its own claims.

On April 30, 2013, the U.S. Department of Labor (DOL) notified the Company that it was undertaking a wage and hour investigation related to the Company’s Foster City, California facility. In the course of that investigation, the DOL subsequently asked the Company to provide information regarding certain employee positions throughout the Company for the three years preceding April 2013. On February 28, 2014, the DOL informed the Company that it had made a preliminary determination that some of its employee positions were not properly classified, but has made no assessment of damages or penalties. If the DOL were to conclusively determine that the Company violated labor laws and regulations, the Company would be required to make the appropriate payments of back wages and other amounts to employees, and the Company might be subject to fines or penalties. The Company is currently unable to estimate the maximum potential exposure that may arise from this investigation based on information currently available. The Company recorded a liability in the quarter ended December 31, 2013 to account for any expected liability as a result of this investigation.

From time to time, claims have been asserted, and may in the future be asserted, including claims from regulatory authorities related to labor practices and other matters. Such assertions arise in the normal course of the Company’s operations. The resolution of any such assertions or claims cannot be predicted with certainty.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

26. Basic and Diluted Net Income (Loss) Per Share

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share for the years ended December 31, 2013, 2012, and 2011 (in thousands, except share and per share amounts):

	Year Ended December 31,
	2013	2012 (Restated)	2011
Net income (loss) attributable to stockholders	$(55,790)	$(99,335)	$43,516
Noncumulative dividends on convertible redeemable preferred stock(1)	—	—	(1,633)
Undistributed earnings allocated to convertible redeemable preferred stockholders(2)	—	—	(33,658)
Deemed dividend to Series G convertible redeemable preferred stock prior to conversion(3)	—	(10,091)	—

Net income (loss) attributable to common stockholders, basic	$(55,790)	$(109,426)	$8,225

Adjustment to revaluation of convertible redeemable preferred stock warrants(4)	—	(277)	—
Adjustment to undistributed earnings allocated to convertible redeemable preferred stockholders(5)	—	—	2,764

Net income (loss) attributable to common stockholders, diluted	$(55,790)	$(109,703)	$10,989

Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, basic	79,781,976	14,240,187	9,977,646
Weighted-average of dilutive convertible redeemable preferred stock warrants outstanding	—	27,580	—
Dilutive effect of common stock options	—	—	4,546,088
Dilutive effect of restricted stock units	—	—	—

Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, diluted	79,781,976	14,267,767	14,523,734

Net income (loss) per share attributable to common stockholders, basic	$(0.70)	$(7.68)	$0.82

Net income (loss) per share attributable to common stockholders, diluted	$(0.70)	$(7.69)	$0.76

(1)	Noncumulative dividends payable on convertible redeemable preferred stock represents a $0.01 noncumulative preferred dividend that would be payable to convertible redeemable preferred stockholders prior to any other allocations to preferred and common stockholders if all the earnings for each period were distributed.
(2)	Undistributed earnings allocated to convertible redeemable preferred stockholders represents the share of available undistributed earnings as adjusted for noncumulative preferred dividends that would be allocated to convertible redeemable preferred stockholders on an as-converted basis.
(3)

Deemed dividend to Series G convertible redeemable preferred stock prior to conversion represents the value attributable to a beneficial conversion feature associated with the Series G convertible redeemable preferred stock. The amount was calculated based upon the initial public offering of common stock price of $8.00 per share. Upon the closing of the initial public offering, each outstanding share of Series G convertible redeemable preferred stock converted automatically into a number of shares of common stock equal to the quotient obtained by dividing (A) the original issue price of $23.92 per share by (B) the greater

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

of (i) 60% of the initial public offering price (before deducting underwriting discounts and commissions) and (ii) $9.68 (the conversion price of the Series F convertible redeemable preferred stock). As a result of this calculation, and based upon the initial public offering price of $8.00 per share, the 3,386,986 shares of Series G convertible redeemable preferred stock converted into 8,372,065 shares of common stock. The deemed dividend was calculated as the difference between the product of the number of shares of common stock issued upon conversion of the Series G convertible redeemable preferred stock multiplied by the estimated fair value of a share of common stock when the Series G convertible redeemable preferred stock was issued, less the proceeds that were realized upon the issuance of the Series G convertible redeemable preferred stock. The fair value of common stock used for this calculation was determined at each of the three closing dates of the issuance of Series G convertible redeemable preferred stock in February and March 2012. The fair value of common stock was estimated to be between $10.84 and $10.93 per share, based on an interpolation between the fair values the Company previously determined as of January 31, 2012 and March 12, 2012.
(4)	Adjustment to revaluation of convertible redeemable preferred stock warrants represents the impact of no revaluation of convertible redeemable preferred stock warrants, as discussed in Note 2, Summary of Significant Accounting Policies and Procedures, to reflect the potential impact of dilutive securities.
(5)	Adjustment to undistributed earnings allocated to convertible redeemable preferred stockholders represents the impact of reallocation of undistributed earnings allocated to convertible redeemable preferred stockholders, as described in (2) above, to reflect the potential impact of dilutive securities.

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2013	2012	2011
Convertible redeemable preferred stock	—	42,488,627	41,893,046
Preferred stock warrants and common stock warrants	516,702	835,698	1,816,650
Common stock options	14,412,968	14,623,766	3,678,225
Restricted stock units	21,681	—	—
Convertible senior notes	735,740	—	—

27. Subsequent Events

Fund Amendment

On January 13, 2014, the contractual terms of an existing fund was amended to increase the total available financing by $40.0 million.

Term Loan Amendment

On January 6, 2014, the term loan between a subsidiary of the Company and a syndicate of banks was amended to increase the maximum loan availability from $100.0 million to $158.0 million.

New Term Loan Agreement and Amendment

On February 4, 2014, a subsidiary of the Company entered into an agreement with a syndicate of banks for a term loan of $100.0 million. On February 20, 2014, the agreement was amended to increase the maximum loan availability to $220.0 million. The term loan bears interest at an annual rate of LIBOR plus 3.25%. The term

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

loan is secured by the assets and cash flows of the subsidiary and is nonrecourse to the Company’s other assets. The term loan matures on December 31, 2016. The Company has not yet borrowed any amounts under the term loan.

New Lease Pass-Through Fund Arrangement

On February 21, 2014, a subsidiary of the Company entered into a new lease pass-through fund arrangement with an existing fund investor. The total available financing under the lease pass-through fund arrangement is $100.0 million.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

28. Restatement of the Unaudited Condensed Consolidated Financial Statements for Prior Interim Periods

See Item 7 of the annual report on Form 10-K for Management’s Discussion and Analysis of Financial Condition and Results of Operations which present the Company’s selected unaudited condensed interim data for the years ended December 31, 2013 and 2012. The unaudited condensed consolidated financial statements for prior interim periods in 2013 and 2012 have been restated (see Note 2) as follows:

Condensed Consolidated Balance Sheets

(In Thousands, Except Share Par Values)

(UNAUDITED)

	September 30, 2013			June 30, 2013
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Assets
Current assets:
Cash and cash equivalents	$132,986	$—	$132,986	$159,606	$—	$159,606
Restricted cash	3,269	—	3,269	6,031	—	6,031
Accounts receivable – net	32,791	—	32,791	23,988	—	23,988
Rebates receivable	19,158	—	19,158	20,235	—	20,235
Inventories	90,753	(512)	90,241	68,735	(861)	67,874
Deferred income tax asset	7,762	1,581	9,343	5,377	1,581	6,958
Prepaid expenses and other current assets	25,527	—	25,527	25,831	—	25,831

Total current assets	312,246	1,069	313,315	309,803	720	310,523
Restricted cash	1,701	—	1,701	1,984	—	1,984
Solar energy systems, leased and to be leased – net	1,491,941	(35,519)	1,456,422	1,278,880	(31,148)	1,247,732
Property and equipment – net	20,471	—	20,471	19,862	—	19,862
Goodwill and intangible assets – net	105,351	—	105,351	626	—	626
Other assets	28,625	—	28,625	27,049	—	27,049

Total assets	$1,960,335	$(34,450)	$1,925,885	$1,638,204	$(30,428)	$1,607,776

Liabilities and equity
Current liabilities:
Accounts payable	$134,123	$(298)	$133,825	$77,705	$—	$77,705
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	17,634	—	17,634	26,935	—	26,935
Current portion of deferred U.S. Treasury grants income	15,404	—	15,404	14,809	—	14,809
Accrued and other current liabilities	51,800	86	51,886	43,743	87	43,830
Customer deposits	9,208	—	9,208	7,818	—	7,818
Current portion of deferred revenue	52,989	3	52,992	37,949	(7)	37,942
Current portion of long-term debt	9,158	—	9,158	8,702	—	8,702
Current portion of lease pass-through financing obligation	29,629	—	29,629	27,939	—	27,939
Current portion of sale-leaseback financing obligation	410	—	410	403	—	403

Total current liabilities	320,355	(209)	320,146	246,003	80	246,083

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

	September 30, 2013			June 30, 2013
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Deferred revenue, net of current portion	326,884	—	326,884	277,827	—	277,827
Long-term debt, net of current portion	132,149	—	132,149	115,213	—	115,213
Long-term deferred tax liability	7,791	1,581	9,372	5,400	1,581	6,981
Lease pass-through financing obligation, net of current portion	103,128	—	103,128	104,662	—	104,662
Sale-leaseback financing obligation, net of current portion	14,444	—	14,444	14,550	—	14,550
Deferred U.S. Treasury grants income, net of current portion	411,316	—	411,316	393,268	—	393,268
Other liabilities and deferred credits	182,288	1,884	184,172	149,854	1,906	151,760

Total liabilities	1,498,355	3,256	1,501,611	1,306,777	3,567	1,310,344
Noncontrolling interests in subsidiaries	—	30,285	30,285	—	34,249	34,249
Stockholders’ equity:
Common stock, $0.0001 par value	8	—	8	7	—	7
Additional paid-in capital	469,053	4,990	474,043	348,081	5,484	353,565
Accumulated deficit	(162,915)	(66,104)	(229,019)	(166,271)	(60,645)	(226,916)

Total stockholders’ equity (deficit)	306,146	(61,114)	245,032	181,817	(55,161)	126,656
Noncontrolling interests in subsidiaries	155,834	(6,877)	148,957	149,610	(13,083)	136,527

Total equity	461,980	(67,991)	393,989	331,427	(68,244)	263,183

Total liabilities, convertible redeemable preferred stock and equity	$1,960,335	$(34,450)	$1,925,885	$1,638,204	$(30,428)	$1,607,776

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

	March 31, 2013			September 30, 2012
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Assets
Current assets:
Cash and cash equivalents	$127,294	$—	$127,294	$49,318	$—	$49,318
Restricted cash	3,154	—	3,154	8,311	—	8,311
Accounts receivable – net	19,041	—	19,041	40,628	—	40,628
Rebates receivable	16,294	—	16,294	16,509	—	16,509
Inventories	77,681	(238)	77,443	112,913	(425)	112,488
Deferred income tax asset	5,377	—	5,377	3,657	—	3,657
Prepaid expenses and other current assets	26,304	—	26,304	13,290	—	13,290

Total current assets	275,145	(238)	274,907	244,626	(425)	244,201
Restricted cash	2,513	—	2,513	3,958	—	3,958
Solar energy systems, leased and to be leased – net	1,131,119	(24,191)	1,106,928	858,746	(11,148)	847,598
Property and equipment – net	19,793	—	19,793	18,766		18,766
Goodwill and intangible assets – net	626	—	626	626	—	626
Other assets	22,794	—	22,794	24,449	—	24,449

Total assets	$1,451,990	$(24,429)	$1,427,561	$1,151,171	$(11,573)	$1,139,598

Liabilities and equity
Current liabilities:
Accounts payable	$57,525	$—	$57,525	$86,619	$—	$86,619
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	19,435	—	19,435	4,133	—	4,133
Current portion of deferred U.S. Treasury grants income	13,684	—	13,684	10,943	—	10,943
Accrued and other current liabilities	36,395	297	36,692	31,984	89	32,073
Customer deposits	8,349	—	8,349	10,049	—	10,049
Current portion of deferred revenue	35,109	(12)	35,097	25,843	—	25,843
Current portion of long-term debt	14,211	—	14,211	32,169	—	32,169
Current portion of lease pass-through financing obligation	27,165	—	27,165	12,086	—	12,086
Current portion of sale-leaseback financing obligation	491	—	491	382	—	382

Total current liabilities	212,364	285	212,649	214,208	89	214,297

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

	March 31, 2013			September 30, 2012
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Deferred revenue, net of current portion	234,907	—	234,907	179,584	—	179,584
Long-term debt, net of current portion	96,224	—	96,224	74,270	—	74,270
Long-term deferred tax liability	5,400	—	5,400	3,673	—	3,673
Lease pass-through financing obligation, net of current portion	101,168	—	101,168	134,988	—	134,988
Sale-leaseback financing obligation, net of current portion	14,653	—	14,653	14,855	—	14,855
Deferred U.S. Treasury grants income, net of current portion	354,321	—	354,321	262,405	—	262,405
Convertible redeemable preferred stock warrant liabilities	—	—	—	20,708	—	20,708
Other liabilities and deferred credits	118,560	1,928	120,488	93,533	2,009	95,542

Total liabilities	1,137,597	2,213	1,139,810	998,224	2,098	1,000,322
Noncontrolling interests in subsidiaries	—	14,577	14,577	—	18,463	18,463
Convertible redeemable preferred stock:
Convertible redeemable preferred stock, $0.0001 par value	—	—	—	208,420	—	208,420
Stockholders’ equity:
Common stock, $0.0001 par value	7	—	7	1	—	1
Additional paid-in capital	329,941	4,409	334,350	18,696	—	18,696
Accumulated deficit	(142,386)	(45,067)	(187,453)	(108,349)	(30,143)	(138,492)

Total stockholders’ equity (deficit)	187,562	(40,658)	146,904	(89,652)	(30,143)	(119,795)
Noncontrolling interests in subsidiaries	126,831	(561)	126,270	34,179	(1,991)	32,188

Total equity	314,393	(41,219)	273,174	(55,473)	(32,134)	(87,607)

Total liabilities, convertible redeemable preferred stock and equity	$1,451,990	$(24,429)	$1,427,561	$1,151,171	$(11,573)	$1,139,598

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

Condensed Consolidated Balance Sheets

(In Thousands, Except Share Par Values)

(UNAUDITED)

	June 30, 2012			March 31, 2012
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Assets
Current assets:
Cash and cash equivalents	$61,779	$—	$61,779	$90,668	$—	$90,668
Restricted cash	2,309	—	2,309	1,963	—	1,963
Accounts receivable – net	27,047	—	27,047	35,801	—	35,801
Rebates receivable	13,032	—	13,032	16,625	—	16,625
Inventories	140,589	2,929	143,518	150,188	958	151,146
Deferred income tax asset	5,137	(441)	4,696	4,057	(441)	3,616
Prepaid expenses and other current assets	18,861	947	19,808	12,577	—	12,577

Total current assets	268,754	3,435	272,189	311,879	517	312,396
Restricted cash	3,632	—	3,632	3,505	—	3,505
Solar energy systems, leased and to be leased – net	729,243	(12,703)	716,540	623,596	(4,906)	618,690
Property and equipment – net	18,761	—	18,761	17,665	—	17,665
Goodwill and intangible assets – net	626	—	626	626	—	626
Other assets	22,363	(932)	21,431	19,605	(932)	18,673

Total assets	$1,043,379	$(10,200)	$1,033,179	$976,876	$(5,321)	$971,555

Liabilities and equity
Current liabilities:
Accounts payable	$94,511	$—	$94,511	$93,814	$332	$94,146
Distributions payable to noncontrolling interests	2,197	—	2,197	4,443	—	4,443
Current portion of deferred U.S. Treasury grants income	9,282	—	9,282	6,773	—	6,773
Accrued and other current liabilities	29,906	89	29,995	29,580	(933)	28,647
Customer deposits	8,908	—	8,908	13,680	—	13,680
Current portion of deferred revenue	25,915	(353)	25,562	16,014	(26)	15,988
Current portion of long-term debt	62,875	—	62,875	67,111	—	67,111
Current portion of lease pass-through financing obligation	12,474	—	12,474	9,236	—	9,236
Current portion of sale-leaseback financing obligation	375	—	375	368	—	368

Total current liabilities	246,443	(264)	246,179	241,019	(627)	240,392
Deferred revenue, net of current portion	151,490	—	151,490	132,748	—	132,748
Long-term debt, net of current portion	23,787	—	23,787	32,339	—	32,339
Long-term deferred tax liability	5,150	(441)	4,709	4,067	(441)	3,626
Lease pass-through financing obligation, net of current portion	148,927	—	148,927	94,576	—	94,576
Sale-leaseback financing obligation, net of current portion	14,952	—	14,952	15,049	—	15,049
Deferred U.S. Treasury grants income, net of current portion	181,422	—	181,422	158,451	—	158,451
Convertible redeemable preferred stock warrant liabilities	14,882	—	14,882	13,913	—	13,913
Other liabilities and deferred credits	72,887	924	73,811	49,961	346	50,307

Total liabilities	859,940	219	860,159	742,123	(722)	741,401
Noncontrolling interests in subsidiaries	—	15,525	15,525	—	14,887	14,887
Convertible redeemable preferred stock:					—
Convertible redeemable preferred stock, $0.0001 par value	206,940	—	206,940	206,940	—	206,940
Stockholders’ equity:
Common stock, $0.0001 par value	1	—	1	1	—	1
Additional paid-in capital	15,448	—	15,448	12,016	—	12,016
Accumulated deficit	(70,278)	(22,008)	(92,286)	(44,445)	(15,784)	(60,229)

Total stockholders’ equity (deficit)	(54,829)	(22,008)	(76,837)	(32,428)	(15,784)	(48,212)
Noncontrolling interests in subsidiaries	31,328	(3,936)	27,392	60,241	(3,702)	56,539

Total equity	(23,501)	(25,944)	(49,445)	27,813	(19,486)	8,327

Total liabilities, convertible redeemable preferred stock and equity	$1,043,379	$(10,200)	$1,033,179	$976,876	$(5,321)	$971,555

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

Condensed Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Amounts)

(UNAUDITED)

	Three Months Ended September 30, 2013			Three Months Ended June 30, 2013
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment		As Restated
	(in thousands, except share and per share amounts)			(in thousands, except share and per share amounts)
Revenue:
Operating leases and solar energy systems incentives	$24,796	$—	$24,796	$20,608	$		$20,608
Solar energy systems sales	23,804	—	23,804	17,341		—	17,341

Total revenue	48,600		48,600	37,949			37,949
Cost of revenue:
Operating leases and solar energy systems incentives	8,423	196	8,619	7,223		(429)	6,794
Solar energy systems sales	22,640	3,488	26,128	15,247		7,767	23,014

Total cost of revenue	31,063	3,684	34,747	22,470		7,338	29,808

Gross profit	17,537	(3,684)	13,853	15,479		(7,338)	8,141
Operating expenses:
Sales and marketing	24,310		24,310	21,344		—	21,344
General and administrative	21,893	(467)	21,426	21,176		1,090	22,266

Total operating expenses	46,203	(467)	45,736	42,520		1,090	43,610

Loss from operations	(28,666)	(3,217)	(31,883)	(27,041)		(8,428)	(35,469)
Interest expense, net	5,781	—	5,781	5,421		—	5,421
Other expense, net	123	—	123	162		—	162

Loss before income taxes	(34,570)	(3,217)	(37,787)	(32,624)		(8,428)	(41,052)
Income tax provision	(23)	—	(23)	(25)		—	(25)

Net loss	(34,593)	(3,217)	(37,810)	(32,649)		(8,428)	(41,077)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(37,949)	2,242	(35,707)	(8,764)		7,150	(1,614)

Net income (loss) attributable to stockholders	$3,356	$(5,459)	$(2,103)	$(23,885)		$(15,578)	$(39,463)

Net income (loss) attributable to common stockholders
Basic	$3,356	$(5,459)	$(2,103)	$(23,885)		$(15,578)	$(39,463)
Diluted	$3,356	$(5,459)	$(2,103)	$(23,885)		$(15,578)	$(39,463)
Net income (loss) per share attributable to common stockholders
Basic	$0.04	$(0.07)	$(0.03)	$(0.31)		$(0.21)	$(0.52)
Diluted	$0.04	$(0.07)	$(0.03)	$(0.31)		$(0.21)	$(0.52)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders
Basic	79,918,110	—	79,918,110	76,529,698		—	76,529,698
Diluted	88,054,393	—	79,918,110	76,529,698		—	76,529,698

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

	Three Months Ended March 31, 2013			Three Months Ended December 31, 2012
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
	(in thousands, except share and per share amounts)			(in thousands, except share and per share amounts)
Revenue:
Operating leases and solar energy systems incentives	$15,089	$—	$15,089	$14,032	$(1,518)	$12,514
Solar energy systems sales	14,899	—	14,899	11,241		11,241

Total revenue	29,988	—	29,988	25,273	(1,518)	23,755
Cost of revenue:
Operating leases and solar energy systems incentives	5,503	249	5,752	4,731	730	5,461
Solar energy systems sales	11,789	4,918	16,707	6,505	7,512	14,017

Total cost of revenue	17,292	5,167	22,459	11,236	8,242	19,478

Gross profit	12,696	(5,167)	7,529	14,037	(9,760)	4,277
Operating expenses:
Sales and marketing	17,879	—	17,879	19,416	—	19,416
General and administrative	16,618	(247)	16,371	18,451	(1,280)	17,171

Total operating expenses	34,497	(247)	34,250	37,867	(1,280)	36,587

Loss from operations	(21,801)	(4,920)	(26,721)	(23,830)	(8,480)	(32,310)
Interest expense, net	6,319	—	6,319	5,220	—	5,220
Other expense, net	140	—	140	(15,376)	—	(15,376)

Loss before income taxes	(28,260)	(4,920)	(33,180)	(13,674)	(8,480)	(22,154)
Income tax provision	105	—	105	53	—	53

Net loss	(28,155)	(4,920)	(33,075)	(13,621)	(8,480)	(22,101)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	2,839	5,003	7,842	(10,578)	(3,479)	(14,057)

Net income (loss) attributable to stockholders	$(30,994)	$(9,923)	$(40,917)	$(3,043)	$(5,001)	$(8,044)

Net income (loss) attributable to common stockholders
Basic	$(30,994)	$(9,923)	$(40,917)	$(13,134)	$(5,001)	$(18,135)
Diluted	$(30,994)	$(9,923)	$(40,917)	$(27,950)	$(5,001)	$(32,951)
Net income (loss) per share attributable to common stockholders
Basic	$(0.41)	$(0.13)	$(0.54)	$(0.54)	$(0.21)	$(0.75)
Diluted	$(0.41)	$(0.13)	$(0.54)	$(1.10)	$(0.20)	$(1.30)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders
Basic	75,186,430	—	75,186,430	24,283,731	—	24,283,731
Diluted	75,186,430	—	75,186,430	25,310,651	—	25,310,651

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

	Three Months Ended September 30, 2012			Three Months Ended June 30, 2012
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
	(in thousands, except share and per share amounts)			(in thousands, except share and per share amounts)
Revenue:
Operating leases and solar energy systems incentives	$13,917	$—	$13,917	$11,528	$—	$11,528
Solar energy systems sales	18,057	—	18,057	35,046	—	35,046

Total revenue	31,974	—	31,974	46,574	—	46,574
Cost of revenue:
Operating leases and solar energy systems incentives	2,323	112	2,435	3,710	186	3,896
Solar energy systems sales	13,900	3,125	17,025	31,899	5,634	37,533

Total cost of revenue	16,223	3,237	19,460	35,609	5,820	41,429

Gross profit	15,751	(3,237)	12,514	10,965	(5,820)	5,145
Operating expenses:
Sales and marketing	18,145	—	18,145	15,700	—	15,700
General and administrative	12,554	—	12,554	10,788		10,788

Total operating expenses	30,699	—	30,699	26,488		26,488

Loss from operations	(14,948)	(3,237)	(18,185)	(15,523)	(5,820)	(21,343)
Interest expense, net	6,587	—	6,587	4,841	—	4,841
Other expense, net	7,466	—	7,466	1,455	—	1,455

Loss before income taxes	(29,001)	(3,237)	(32,238)	(21,819)	(5,820)	(27,639)
Income tax provision	(42)	(15)	(57)	(30)	—	(30)

Net loss	(29,043)	(3,252)	(32,295)	(21,849)	(5,820)	(27,669)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	9,028	4,883	13,911	3,984	404	4,388

Net income (loss) attributable to stockholders	$(38,071)	$(8,135)	$(46,206)	$(25,833)	$(6,224)	$(32,057)

Net income (loss) attributable to common stockholders
Basic	$(38,071)	$(8,135)	$(46,206)	$(25,833)	$(6,224)	$(32,057)
Diluted	$(38,071)	$(8,135)	$(46,206)	$(25,833)	$(6,224)	$(32,057)
Net income (loss) per share attributable to common stockholders
Basic	$(3.41)	$(0.73)	$(4.14)	$(2.37)	$(0.57)	$(2.94)
Diluted	$(3.41)	$(0.73)	$(4.14)	$(2.37)	$(0.57)	$(2.94)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders
Basic	11,161,789	—	11,161,789	10,897,198	—	10,897,198
Diluted	11,161,789	—	11,161,789	10,897,198	—	10,897,198

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

	Three Months Ended March 31, 2012
	As Previously Reported	Adjustment	As Restated
	(in thousands, except share and per share amounts)
Revenue:
Operating leases and solar energy systems incentives	$8,139	$—	$8,139
Solar energy systems sales	16,702	(236)	16,466

Total revenue	24,841	(236)	24,605
Cost of revenue:
Operating leases and solar energy systems incentives	2,582	222	2,804
Solar energy systems sales	12,125	4,156	16,281

Total cost of revenue	14,707	4,378	19,085

Gross profit	10,134	(4,614)	5,520
Operating expenses:
Sales and marketing	16,131	—	16,131
General and administrative	8,562	—	8,562

Total operating expenses	24,693	—	24,693

Loss from operations	(14,559)	(4,614)	(19,173)
Interest expense, net	3,494	—	3,494
Other expense, net	8,974	—	8,974

Loss before income taxes	(27,027)	(4,614)	(31,641)
Income tax provision	(35)	15	(20)

Net loss	(27,062)	(4,599)	(31,661)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(29,818)	11,185	(18,633)

Net income (loss) attributable to stockholders	$2,756	$(15,784)	$(13,028)

Net income (loss) attributable to common stockholders
Basic	$453	$(13,481)	$(13,028)
Diluted	$656	$(13,684)	$(13,028)
Net income (loss) per share attributable to common stockholders
Basic	$0.04	$(1.28)	$(1.24)
Diluted	$0.04	$(1.28)	$(1.24)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders
Basic	10,503,931	—	10,503,931
Diluted	17,076,717	—	10,503,931

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Revenue:
Operating leases and solar energy systems incentives	$60,493	$—	$60,493	$33,584	$—	$33,584
Solar energy systems sales	56,044	—	56,044	69,805	(236)	69,569

Total revenue	116,537	—	116,537	103,389	(236)	103,153
Cost of revenue:
Operating leases and solar energy systems incentives	21,149	16	21,165	8,615	520	9,135
Solar energy systems	49,676	16,173	65,849	57,924	12,915	70,839

Total cost of revenue	70,825	16,189	87,014	66,539	13,435	79,974

Gross profit	45,712	(16,189)	29,523	36,850	(13,671)	23,179
Operating expenses:
Sales and marketing	63,533		63,533	49,976	—	49,976
General and administrative	59,687	376	60,063	31,904	—	31,904

Total operating expenses	123,220	376	123,596	81,880	—	81,880

Loss from operations	(77,508)	(16,565)	(94,073)	(45,030)	(13,671)	(58,701)
Interest expense, net	17,521	—	17,521	14,922	—	14,922
Other expense, net	425	—	425	17,895	—	17,895

Loss before income taxes	(95,454)	(16,565)	(112,019)	(77,847)	(13,671)	(91,518)
Income tax benefit (provision)	57	—	57	(107)	—	(107)

Net loss	(95,397)	(16,565)	(111,962)	(77,954)	(13,671)	(91,625)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(43,874)	14,395	(29,479)	(16,806)	16,472	(334)

Net loss attributable to stockholders	$(51,523)	$(30,960)	$(82,483)	$(61,148)	$(30,143)	$(91,291)

Net loss attributable to common stockholders
Basic	$(51,523)	$(30,960)	$(82,483)	$(61,148)	$(30,143)	$(91,291)
Diluted	$(51,523)	$(30,960)	$(82,483)	$(61,148)	$(30,143)	$(91,291)
Net loss per share attributable to common stockholders
Basic	$(0.67)	$(0.40)	$(1.07)	$(5.63)	$(2.77)	$(8.40)
Diluted	$(0.67)	$(0.40)	$(1.07)	$(5.63)	$(2.77)	$(8.40)
Weighted-average shares used to compute net loss per share attributable to common stockholders
Basic	77,228,677	—	77,228,677	10,867,584	—	10,867,584
Diluted	77,228,677	—	77,228,677	10,867,584	—	10,867,584

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Revenue:
Operating leases and solar energy systems incentives	$35,697	$—	$35,697	$19,667	$—	$19,667
Solar energy systems sales	32,240	—	32,240	51,748	(236)	51,512

Total revenue	67,937	—	67,937	71,415	(236)	71,179
Cost of revenue:
Operating leases and solar energy systems incentives	12,726	(180)	12,546	6,292	408	6,700
Solar energy systems	27,036	12,685	39,721	44,024	9,790	53,814

Total cost of revenue	39,762	12,505	52,267	50,316	10,198	60,514

Gross profit	28,175	(12,505)	15,670	21,099	(10,434)	10,665
Operating expenses:
Sales and marketing	39,223	—	39,223	31,831	—	31,831
General and administrative	37,794	843	38,637	19,350	—	19,350

Total operating expenses	77,017	843	77,860	51,181	—	51,181

Loss from operations	(48,842)	(13,348)	(62,190)	(30,082)	(10,434)	(40,516)
Interest expense, net	11,740	—	11,740	8,335	—	8,335
Other expense, net	302	—	302	10,429	—	10,429

Loss before income taxes	(60,884)	(13,348)	(74,232)	(48,846)	(10,434)	(59,280)
Income tax benefit (provision)	80	—	80	(65)	15	(50)

Net loss	(60,804)	(13,348)	(74,152)	(48,911)	(10,419)	(59,330)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(5,925)	12,153	6,228	(25,834)	11,589	(14,245)

Net loss attributable to stockholders	$(54,879)	$(25,501)	$(80,380)	$(23,077)	$(22,008)	$(45,085)

Net loss attributable to common stockholders
Basic	$(54,879)	$(25,501)	$(80,380)	$(23,077)	$(22,008)	$(45,085)
Diluted	$(54,879)	$(25,501)	$(80,380)	$(23,077)	$(22,008)	$(45,085)
Net loss per share attributable to common stockholders
Basic	$(0.72)	$(0.34)	$(1.06)	$(2.16)	$(2.06)	$(4.22)
Diluted	$(0.72)	$(0.34)	$(1.06)	$(2.16)	$(2.06)	$(4.22)
Weighted-average shares used to compute net loss per share attributable to common stockholders
Basic	75,861,802	—	75,861,802	10,690,564	—	10,690,564
Diluted	75,861,802	—	75,861,802	10,690,564	—	10,690,564

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(UNAUDITED)

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Operating activities:
Net loss	$(95,397)	$(16,565)	$(111,962)	$(77,954)	$(13,671)	$(91,625)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on disposal of property and equipment	30	—	30	10	—	10
Depreciation and amortization net of amortization of deferred U.S. Treasury grant income	26,275	(601)	25,674	14,277	(97)	14,180
Interest on lease pass-through financing obligation	10,035	—	10,035	8,948	—	8,948
Stock-based compensation	17,166	(3,766)	13,400	7,749	(1,737)	6,012
Revaluation of convertible redeemable preferred stock warrants	—	—	—	16,713	—	16,713
Revaluation of preferred stock forward contract	—	—	—	350	—	350
Deferred income taxes	9	—	9	9	—	9
Reduction in lease pass-through financing obligation	(25,525)	—	(25,525)	(12,057)	—	(12,057)
Changes in operating assets and liabilities:
Restricted cash	1,454	—	1,454	(6,709)	—	(6,709)
Accounts receivable	(7,646)	(516)	(8,162)	(29,977)	—	(29,977)
Rebates receivable	(1,657)	—	(1,657)	(2,825)	—	(2,825)
Inventories	(2,850)	(208)	(3,058)	29,829	488	30,317
Prepaid expenses and other current assets	(17,449)	—	(17,449)	2,615	—	2,615
Other assets	(3,411)	—	(3,411)	(7,218)	—	(7,218)
Accounts payable	71,137	(298)	70,839	(75,967)	—	(75,967)
Accrued and other liabilities	66,635	(880)	65,755	41,137	2,243	43,380
Customer deposits	455	844	1,299	(3,884)	—	(3,884)
Deferred revenue	143,682	(303)	143,379	90,564	—	90,564

Net cash provided by (used in) operating activities	182,943	(22,293)	160,650	(4,390)	(12,774)	(17,164)
Investing activities:
Payments for the cost of solar energy systems, leased and to be leased	(507,695)	22,293	(485,402)	(290,371)	12,774	(277,597)
Purchase of property and equipment	(5,827)	—	(5,827)	(7,400)	—	(7,400)
Acquisition of business, net of cash acquired	(3,758)	—	(3,758)	—	—	—

Net cash used in investing activities	(517,280)	22,293	(494,987)	(297,771)	12,774	(284,997)

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Financing activities:
Investment fund financings and bank borrowings:
Borrowings under long-term debt	57,161	—	57,161	138,426	—	138,426
Repayments of long-term debt	(24,690)	—	(24,690)	(57,168)	—	(57,168)
Repayments of sale-leaseback financing obligation	(290)	—	(290)	(268)	—	(268)
Proceeds from lease pass-through financing obligation	31,233	—	31,233	138,775	—	138,775
Repayment of capital lease obligations	(1,594)	—	(1,594)	(27,356)	—	(27,356)
Proceeds from investment by noncontrolling interests and redeemable noncontrolling interests in subsidiaries	221,175	—	221,175	63,532	—	63,532
Distributions paid to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	(117,017)	—	(117,017)	(137,276)	—	(137,276)
Proceeds from U.S. Treasury grants	123,816	—	123,816	99,916	—	99,916

Net cash provided by financing activities before equity issuances	289,794	—	289,794	218,581	—	218,581
Equity issuances:
Proceeds from exercise of stock options	9,415	—	9,415	1,409	—	1,409
Proceeds from issuance of convertible redeemable preferred stock	—	—	—	80,868	—	80,868
Proceeds from issuance of convertible redeemable preferred stock warrants	—	—	—	150	—	150
Proceeds from exercise of common stock warrants	8,034	—	8,034	—	—	—

Net cash provided by equity issuances	17,449	—	17,449	82,427	—	82,427

Net cash provided by financing activities	307,243	—	307,243	301,008	—	301,008

Net (decrease) increase in cash and cash equivalents	(27,094)	—	(27,094)	(1,153)	—	(1,153)
Cash and cash equivalents, beginning of period	160,080	—	160,080	50,471	—	50,471

Cash and cash equivalents, end of period	$132,986	$—	$132,986	$49,318	$—	$49,318

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Operating activities:
Net loss	$(60,804)	$(13,348)	$(74,152)	$(48,911)	$(10,419)	$(59,330)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on disposal of property and equipment	—	18	18	10	—	10
Depreciation and amortization net of amortization of deferred U.S. Treasury grant income	15,989	(362)	15,627	9,021	44	9,065
Interest on lease pass-through financing obligation	6,869	—	6,869	4,939	—	4,939
Stock-based compensation	8,996	(1,444)	7,552	4,713	(1,112)	3,601
Revaluation of convertible redeemable preferred stock warrants	—	—	—	9,557	—	9,557
Revaluation of preferred stock forward contract	—	—	—	350	—	350
Deferred income taxes	3	—	3	6	—	6
Reduction in lease pass-through financing obligation	(14,239)	—	(14,239)	(7,290)	—	(7,290)
Changes in operating assets and liabilities:
Restricted cash	(1,591)	—	(1,591)	(381)	—	(381)
Accounts receivable	1,157	(516)	641	(16,396)	—	(16,396)
Rebates receivable	(2,734)	—	(2,734)	652	—	652
Inventories	19,168	175	19,343	2,153	(2,829)	(676)
Prepaid expenses and other current assets	(12,717)	—	(12,717)	(2,941)	—	(2,941)
Other assets	(2,190)	—	(2,190)	(5,132)	932	(4,200)
Accounts payable	14,719	—	14,719	(68,075)	—	(68,075)
Accrued and other liabilities	31,382	(857)	30,525	21,744	151	21,895
Customer deposits	(935)	844	(91)	(5,025)	—	(5,025)
Deferred revenue	79,864	(313)	79,551	62,542	(353)	62,189

Net cash provided by (used in) operating activities	82,937	(15,803)	67,134	(38,464)	(13,586)	(52,050)
Investing activities:
Payments for the cost of solar energy systems, leased and to be leased	(296,254)	15,803	(280,451)	(174,552)	13,586	(160,966)
Purchase of property and equipment	(3,893)	—	(3,893)	(5,970)	—	(5,970)
Acquisition of business, net of cash acquired	—	—	—	—	—	—

Net cash used in investing activities	(300,147)	15,803	(284,344)	(180,522)	13,586	(166,936)

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Financing activities:
Investment fund financings and bank borrowings:
Borrowings under long-term debt	34,464	—	34,464	79,950	—	79,950
Repayments of long-term debt	(18,616)	—	(18,616)	(18,127)	—	(18,127)
Repayments of sale-leaseback financing obligation	(191)	—	(191)	(178)	—	(178)
Proceeds from lease pass-through financing obligation	20,592	—	20,592	123,593	—	123,593
Repayment of capital lease obligations	(1,212)	—	(1,212)	(15,582)	—	(15,582)
Proceeds from investment by noncontrolling interests and redeemable noncontrolling interests in subsidiaries	146,071	—	146,071	21,795	—	21,795
Distributions paid to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	(76,236)	—	(76,236)	(91,298)	—	(91,298)
Proceeds from U.S. Treasury grants	98,484	—	98,484	48,076	—	48,076

Net cash provided by financing activities before equity issuances	203,356	—	203,356	148,229	—	148,229
Equity issuances:
Proceeds from exercise of stock options	5,346	—	5,346	1,197	—	1,197
Proceeds from issuance of convertible redeemable preferred stock	—	—	—	80,868	—	80,868
Proceeds from issuance of convertible redeemable preferred stock warrants	—	—	—	—	—	—
Proceeds from exercise of common stock warrants	8,034	—	8,034	—	—	—

Net cash provided by equity issuances	13,380	—	13,380	82,065	—	82,065

Net cash provided by financing activities	216,736	—	216,736	230,294	—	230,294

Net (decrease) increase in cash and cash equivalents	(474)	—	(474)	11,308	—	11,308
Cash and cash equivalents, beginning of period	160,080	—	160,080	50,471	—	50,471

Cash and cash equivalents, end of period	$159,606	$—	$159,606	$61,779	$—	$61,779

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Operating activities:
Net loss	$(28,155)	$(4,920)	$(33,075)	$(27,062)	$(4,599)	$(31,661)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on disposal of property and equipment	—	18	18	—	—	—
Depreciation and amortization net of amortization of deferred U.S. Treasury grant income	7,482	(212)	7,270	3,961	56	4,017
Interest on lease pass-through financing obligation	3,871	—	3,871	1,899	—	1,899
Stock-based compensation	3,722	(1,197)	2,525	2,091	(545)	1,546
Revaluation of convertible redeemable preferred stock warrants	—	—	—	8,588	—	8,588
Revaluation of preferred stock forward contract	—	—	—	350	—	350
Deferred income taxes	3	—	3	3	—	3
Reduction in lease pass-through financing obligation	(5,482)	—	(5,482)	(3,865)	—	(3,865)
Changes in operating assets and liabilities:
Restricted cash	757	—	757	92	—	92
Accounts receivable	6,104	(516)	5,588	(25,150)	—	(25,150)
Rebates receivable	1,207	—	1,207	(2,941)	—	(2,941)
Inventories	10,222	(466)	9,756	(7,446)	(883)	(8,329)
Prepaid expenses and other current assets	(10,785)	—	(10,785)	2,223	—	2,223
Other assets	(624)	—	(624)	(2,374)	932	(1,442)
Accounts payable	(5,461)	—	(5,461)	(68,772)	332	(68,440)
Accrued and other liabilities	(7,663)	(623)	(8,286)	7,872	(559)	7,313
Customer deposits	(404)	844	440	(253)	—	(253)
Deferred revenue	34,104	(318)	33,786	33,899	(26)	33,873

Net cash provided by (used in) operating activities	8,898	(7,390)	1,508	(76,885)	(5,292)	(82,177)
Investing activities:
Payments for the cost of solar energy systems, leased and to be leased	(138,221)	7,390	(130,831)	(83,465)	5,292	(78,173)
Purchase of property and equipment	(2,355)	—	(2,355)	(3,366)	—	(3,366)
Acquisition of business, net of cash acquired	—	—	—	—	—	—

Net cash used in investing activities	(140,576)	7,390	(133,186)	(86,831)	5,292	(81,539)

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Financing activities:
Investment fund financings and bank borrowings:
Borrowings under long-term debt	15,435	—	15,435	76,988	—	76,988
Repayments of long-term debt	(9,729)	—	(9,729)	(427)	—	(427)
Repayments of sale-leaseback financing obligation	—	—	—	(88)	—	(88)
Proceeds from lease pass-through financing obligation	4,631	—	4,631	59,155	—	59,155
Repayment of capital lease obligations	(833)	—	(833)	(5,481)	—	(5,481)
Proceeds from investment by noncontrolling interests and redeemable noncontrolling interests in subsidiaries	74,578	—	74,578	3,469	—	3,469
Distributions paid to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	(43,786)	—	(43,786)	(37,829)	—	(37,829)
Proceeds from U.S. Treasury grants	58,082	—	58,082	26,871	—	26,871

Net cash provided by financing activities before equity issuances	98,378	—	98,378	122,658	—	122,658
Equity issuances:
Proceeds from exercise of stock options	514	—	514	387	—	387
Proceeds from issuance of convertible redeemable preferred stock	—	—	—	80,868	—	80,868
Proceeds from issuance of convertible redeemable preferred stock warrants	—	—	—	—	—	—
Proceeds from exercise of common stock warrants	—	—	—	—	—	—

Net cash provided by equity issuances	514	—	514	81,255	—	81,255

Net cash provided by financing activities	98,892	—	98,892	203,913	—	203,913

Net (decrease) increase in cash and cash equivalents	(32,786)	—	(32,786)	40,197	—	40,197
Cash and cash equivalents, beginning of period	160,080	—	160,080	50,471	—	50,471

Cash and cash equivalents, end of period	$127,294	$—	$127,294	$90,668	$—	$90,668

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures as defined in 13a-15(e) and 15d-15(e) under the Exchange Act. Management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting related to (i) costing of solar energy system installations, (ii) accounting for and classification of redeemable noncontrolling interests, (iii) segregation of incompatible duties at our lease administrator and our controls over the data received from the administrator, and (iv) certain areas of our financial statement close process.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992 framework). Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting was ineffective as of December 31, 2013 as a result of the material weaknesses described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We have identified the following material weaknesses in our internal control over financial reporting:

•

We failed to design and maintain effective controls over the costing of our solar energy system installations. Specifically, we did not accurately calculate the burden ratio used to allocate overhead expenses between solar energy systems leased and to be leased, work in process inventory and cost of solar energy systems sales. In addition, the operation of our control over the costing of direct labor was ineffective as of December 31, 2013.

•

We also failed to design and maintain effective controls over the accounting for redeemable noncontrolling interests in our VIE arrangements. The contractual provisions in those arrangements allow the investor to either (i) require us to purchase their interests in the arrangement or (ii) withdraw from the fund in exchange for cash. Specifically, we misapplied the provisions of ASC

480-10-S99-3A, Distinguishing Liabilities from Equity, and ASU 2009-04, Accounting for Redeemable Equity Instruments, related to the accounting for and classification of redeemable noncontrolling interests as temporary rather than permanent equity and did not account for the redemption value in the balance of the redeemable noncontrolling interests.

•

Our service provider responsible for lease administration was unable to demonstrate effective internal controls over the information technology systems management policies and procedures to ensure adequate segregation of incompatible duties. As a result, reports provided by this vendor which are an input to our operating lease and financial statement close processes may not be reliable. In addition, we had design and operational deficiencies relating to our controls over the data received from the administrator.

•

In consideration of the above material weaknesses and the aggregation of other control deficiencies, we concluded there also is a material weakness in controls over certain aspects of the financial statement close process. Specifically, controls over areas such as the appropriate application of accounting standards to stock-based compensation for performance awards, classification of stock-based compensation non-cash charges in the consolidated statement of cash flows, the classification of lease contracts, income tax disclosures and the review of certain financial models relating to design, set up and administration of lease pass-through agreements was determined to be ineffective.

As a result of these errors which occurred but were not detected by our controls, our consolidated financial statements for the years ended December 31, 2012 and 2011, the statements of convertible redeemable preferred stock and equity as of January 1, 2011 and the unaudited condensed consolidated financial statements included in our Quarterly Reports on Forms 10-Q for the periods ended March 31, 2013 and 2012, June 30, 2013 and 2012 and September 30, 2013 and 2012 have been restated.

Notwithstanding the identified material weaknesses, management believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

As permitted by SEC regulations, management’s evaluation of internal control over financial reporting excluded the internal control activities of Zep Solar, Inc., which we acquired effective as of December 11, 2013, which entity is included in our December 31, 2013 consolidated financial statements and constitutes $193.4 million or 7% of total assets as of December 31, 2013, and contributed a net loss of $1.2 million for the period from the acquisition date through December 31, 2013.

Ernst & Young LLP, our independent registered public accounting firm, has issued a report on the effectiveness of our internal control over financial reporting, which is included herein.

Remediation Efforts to Address Material Weaknesses

In response to the material weaknesses identified above, we have performed additional procedures to analyze the allocation of overhead expenses, reviewed all of our VIE arrangements for provisions to be accounted under ASC 480-10-S99-3A and ASU 2009-04, and performed various procedures to corroborate the data provided by our lease administrator. In addition, we have performed incremental procedures over the data and analyses used in the financial statement close process.

To remediate the material weaknesses described above and prevent similar deficiencies in the future, we are implementing and evaluating new controls and procedures, including the following:

•	Two layers of additional detail review of our overhead allocation work-papers.

•	Three additional overhead reconciliation corroborative methods to be utilized each period.

•	Additional reconciliation and monitoring activities have been implemented for processes involving outside service providers.

•	We are evaluating additional policies, improved processes and documented procedures relating to our financial statement close processes and procedures.

•	We are evaluating additional automated accounting procedures and software systems.

•	We are evaluating the need to hire additional accounting personnel as well as additional training for our accounting personnel.

In addition, our lease administration vendor has committed to remediating the identified control deficiencies prior to June 30, 2014.

We expect that the remediation of these material weaknesses will be completed prior to June 30, 2014. However, we cannot make any assurances that we will successfully remediate these material weaknesses within our anticipated timeframe.

Changes in Internal Control Over Financial Reporting

With the oversight of senior management and our audit committee, we have begun taking the steps set forth above and plan to take additional measures to remediate the underlying causes of the material weaknesses.

Other than with respect to the ongoing remediation of the material weaknesses pursuant to the plan described above, there has been no change to our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our organization have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

SolarCity Corporation

We have audited SolarCity Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). SolarCity Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Zep Solar, Inc., which entity is included in the 2013 consolidated financial statements of SolarCity Corporation and constituted $193.4 million and $183.3 million of total and net assets, respectively, as of December 31, 2013 and $0.1 million and $1.2 million of revenue and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of SolarCity Corporation also did not include an evaluation of the internal control over financial reporting of Zep Solar, Inc.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified material weaknesses in controls related to the Company’s costing of overhead expenses, accounting for and classification of redeemable noncontrolling interests, segregation of incompatible duties at the Company’s lease administrator and controls at the Company over the data received from the administrator and certain areas of the financial statement close process relating to areas such as stock based compensation, classification of lease contracts, income tax disclosures and review of certain financial models. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SolarCity Corporation as of December 31, 2013 and 2012 and the related consolidated statements of operations, convertible redeemable preferred stock and equity and cash flows for each of the three years in the period ended December 31, 2013. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of those financial statements, and this report does not affect our report dated March 18, 2014, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, SolarCity Corporation has not maintained effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

/s/ Ernst & Young LLP

Redwood City, California

March 18, 2014

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item 10 of Form 10-K that is found in our 2013 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2014 Annual Meeting of Stockholders (2013 Proxy Statement) is incorporated by reference to our 2013 Proxy Statement. The 2013 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 of Form 10-K that is found in our 2013 Proxy Statement is incorporated by reference to our 2013 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 of Form 10-K that is found in our 2013 Proxy Statement is incorporated by reference to our 2013 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 of Form 10-K that is found in our 2013 Proxy Statement is incorporated by reference to our 2013 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 of Form 10-K that is found in our 2013 Proxy Statement is incorporated by reference to our 2013 Proxy Statement.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 18, 2014.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Lyndon R. Rive Lyndon R. Rive	Founder, Chief Executive Officer and Director (Principal Executive Officer)	March 18, 2014

/s/ Robert D. Kelly Robert D. Kelly	Chief Financial Officer (Principal Accounting and Financial Officer)	March 18, 2014

/s/ Peter J. Rive Peter J. Rive	Founder, Chief Technology Officer and Director	March 18, 2014

/s/ Elon Musk Elon Musk	Chairman of the Board of Directors	March 18, 2014

/s/ John H. N. Fisher John H. N. Fisher	Director	March 18, 2014

/s/ Antonio J. Gracias Antonio J. Gracias	Director	March 18, 2014

/s/ Donald R. Kendall, Jr. Donald R. Kendall, Jr.	Director	March 18, 2014

/s/ Nancy E. Pfund Nancy E. Pfund	Director	March 18, 2014

/s/ Jeffrey B. Straubel Jeffrey B. Straubel	Director	March 18, 2014

/s/ Bennet Van de Bunt Bennet Van de Bunt	Director	March 18, 2014

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Incorporated by Reference	Exhibit Filing Date

2.1	Asset Purchase Agreement, dated as of August 13, 2013, by and among the Registrant, Poppy Acquisition LLC, Paramount GR Holdings, LLC and Paramount Energy Solutions, LLC	8-K	001-35758	2.1	August 19, 2013

2.2	Agreement and Plan of Merger, dated as of October 8, 2013, by and among the Registrant, Zoom Acquisition Corporation, Zoom Acquisition LLC, Zep Solar, Inc., Shareholder Representative Services LLC and U.S. Bank National Association, as Escrow Agent	8-K	001-35758	2.1	October 10, 2013

3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-K	001-35758	3.1	March 27, 2013

3.2	Amended and Restated Bylaws of the Registrant	10-K	001-35758	3.2	March 27, 2013

4.1	Form of Common Stock Certificate of the Registrant	S-1/A	333-184317	4.1	November 27, 2012

4.2	Form of Warrant	S-1	333-184317	4.2	October 5, 2012

4.3	Seventh Amended and Restated Investor’s Rights Agreement by and among the Registrant and certain stockholders of the Registrant, dated February 24, 2012	S-1	333-184317	4.4	October 5, 2012

4.4	Indenture, dated as of October 21, 2013, by and between the Registrant and Wells Fargo Bank National Association, including the form of senior convertible notes contained therein	8-K	001-35758	4.1	October 21, 2013

10.1*	Form of Indemnification Agreement for directors and executive officers	S-1	333-184317	10.1	October 5, 2012

10.2*	2007 Stock Plan and form of agreements used thereunder	S-1	333-184317	10.2	October 5, 2012

10.3*	2012 Equity Incentive Plan and form of agreements used thereunder	S-1	333-184317	10.3	October 5, 2012

10.4*	2012 Employee Stock Purchase Plan and form of agreements used thereunder	S-1	333-184317	10.4	October 5, 2012

10.5	Office Lease Agreement, between Locon San Mateo, LLC and the Registrant, dated as of July 30, 2010	S-1	333-184317	10.5	October 5, 2012

10.5a	First Amendment to Lease, between Locon San Mateo, LLC and the Registrant, dated as of November 15, 2010	S-1	333-184317	10.5a	October 5, 2012

Exhibit Number	Exhibit Description	Form	File No.	Incorporated by Reference	Exhibit Filing Date

10.5b	Second Amendment to Lease, between Locon San Mateo, LLC and the Registrant, dated as of March 31, 2011	S-1	333-184317	10.5b	October 5, 2012

10.9*	Offer Letter between the Registrant and Robert D. Kelly, dated October 6, 2011	S-1	333-184317	10.9	October 5, 2012

10.10**	Credit Agreement among the Registrant, Bank of America, N.A. and other banks and financial institutions party thereto, dated as of September 10, 2012	S-1	333-184317	10.10	October 5, 2012

10.10a	Amendment to Credit Agreement, dated as of October 12, 2012, among the Registrant, Bank of America, N.A., as Administrative Agent and the lenders party thereto	8-K	001-35758	10.10a	June 24, 2013

10.10b	Amendment to Credit Agreement, dated as of November 9, 2012, among the Registrant, Bank of America, N.A., as Administrative Agent and the lenders party thereto	8-K	001-35758	10.10b	June 24, 2013

10.10c	Amendment to Credit Agreement, dated as of December 31, 2012, among the Registrant, Bank of America, N.A., as Administrative Agent and the lenders party thereto	8-K	001-35758	10.10c	June 24, 2013

10.10d	Amendment Number One to Credit Agreement, dated as of June 18, 2013, among the Registrant, Bank of America, N.A., as Administrative Agent and the lenders party thereto	8-K	001-35758	10.10d	June 24, 2013

10.10e**	Amended and Restated Credit Agreement among the Registrant, Bank of America, N.A. and other banks and financial institutions party thereto, dated as of November 1, 2013

10.11**	Loan Agreement between City UB Solar, LLC (an indirect wholly owned subsidiary of the Registrant) and Union Bank, N.A., dated as of February 8, 2013	10-Q	001-35758	10.11	May 15, 2013

10.12**	Loan Agreement among AU Solar 1, LLC (an indirect wholly owned subsidiary of the Registrant), as borrower, Credit Suisse Securities (USA) LLC, ING Capital LLC and Rabobank, N.A., as joint lead arrangers, Credit Suisse AG, Cayman Islands Branch, as collateral agent and administrative agent, and the lenders parties thereto, dated as of June 7, 2013	10-Q	001-35758	10.12	August 9, 2013

Exhibit Number	Exhibit Description	Form	File No.	Incorporated by Reference	Exhibit Filing Date

10.12a**	Amendment No. 1 to Loan Agreement among AU Solar 1, LLC (an indirect wholly owned subsidiary of the Registrant), as borrower, Credit Suisse Securities (USA) LLC, ING Capital LLC and Rabobank, N.A., as joint lead arrangers, Credit Suisse AG, Cayman Islands Branch, as collateral agent and administrative agent, and the lenders parties thereto, dated as of December 6, 2013

10.13*	Zep Solar, Inc. 2010 Equity Incentive Plan and form of agreements used thereunder	S-8	333-192996	4.5	December 20, 2013

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K)

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS††	XBRL Instance Document.

101.SCH††	XBRL Taxonomy Extension Schema Linkbase Document.

101.CAL††	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF††	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit Number	Exhibit Description	Form	File No.	Incorporated by Reference	Exhibit Filing Date

101.LAB††	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.
**	Registrant has omitted portions of the relevant exhibit and filed such exhibit separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 406 under the Securities Act of 1933, as amended.
†	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of SolarCity Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.
††	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and is otherwise not subject to liability under these sections.