Form 10-Q
period 2014-03-31
SOLARCITY CORP
filed 2014-05-07
CIK 1408356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of April 30, 2014 was 92,100,623.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The discussion in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies; anticipated future financial results; expected trends in certain financial and operating metrics; our belief that tracking the aggregate megawatt, or MW, production capacity of our systems is an indicator of the growth rate of our solar energy systems business; projections on growth in the markets that we operate and our growth rates; pricing trends, including our ability to achieve economies of scale in both installation and capital costs; our belief that adequate surplus capacity of non-tariff solar panels is available to suit our future needs and the costs of solar energy system components; projections relating to our use of and reliance on U.S. Treasury grants and federal, state and local incentives; our regulatory status as a non-utility; our ability to continue to meet the regulatory requirements of a public company; expansion and hiring plans; product development efforts and customer preferences; the fair market value of our solar energy systems, including amounts potentially payable to our fund investors as a result of decreased fair market value determinations by the U.S. Treasury Department; the life and durability of our solar systems and equipment, and anticipated contract renewals; the success of our sales and marketing efforts; the performance of our SolarStrong project; our plans to sell Zep Solar products; the payment of future dividends; and our belief as to the sufficiency of our existing cash and cash equivalents, funds available under our secured credit facilities and funds available under existing financing funds to meet our working capital and operating resource requirements for the next 12 months.

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

ITEM 1.	FINANCIAL STATEMENTS

SolarCity Corporation

Condensed Consolidated Balance Sheets

(In Thousands, Except Share Par Values)

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$519,551	$577,080
Restricted cash	6,372	19,182
Accounts receivable (net of allowances for doubtful accounts of $1,217 and $955 as of March 31, 2014 and December 31, 2013, respectively)	25,871	23,011
Rebates receivable	23,400	20,131
Inventories	106,348	111,394
Deferred income tax asset	10,430	9,845
Prepaid expenses and other current assets	35,134	27,020

Total current assets	727,106	787,663
Restricted cash	301	301
Solar energy systems, leased and to be leased – net	1,858,774	1,682,521
Property and equipment – net	26,847	22,407
Goodwill and intangible assets – net	272,158	278,169
Other assets	42,756	38,473

Total assets(1)	$2,927,942	$2,809,534

Liabilities and equity
Current liabilities:
Accounts payable	$98,876	$121,556
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	18,597	20,390
Current portion of deferred U.S. Treasury grants income	15,328	15,340
Accrued and other current liabilities	70,354	72,157
Customer deposits	5,598	8,828
Current portion of deferred revenue	71,444	59,899
Current portion of long-term debt	13,508	7,422
Current portion of solar asset-backed notes	3,155	3,155
Current portion of lease pass-through financing obligation	31,266	29,041
Current portion of sale-leaseback financing obligation	425	418

Total current liabilities	328,551	338,206
Deferred revenue, net of current portion	457,053	410,161
Long-term debt, net of current portion	286,839	238,612
Convertible senior notes	230,000	230,000
Solar asset-backed notes, net of current portion	49,109	49,780
Long-term deferred tax liability	9,827	9,238
Lease pass-through financing obligation, net of current portion	54,441	64,167
Sale-leaseback financing obligation, net of current portion	14,228	14,338
Deferred U.S. Treasury grants income, net of current portion	408,889	412,469
Other liabilities and deferred credits	186,426	193,439

Total liabilities(1)	2,025,363	1,960,410
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests in subsidiaries	82,581	44,709
Stockholders’ equity:
Common stock, $0.0001 par value – authorized, 1,000,000 shares as of March 31, 2014 and December 31, 2013; issued and outstanding, 91,982 and 91,009 shares as of March 31, 2014 and December 31, 2013, respectively	10	10
Additional paid-in capital	845,124	819,914
Accumulated deficit	(226,389)	(202,326)

Total stockholders’ equity	618,745	617,598
Noncontrolling interests in subsidiaries	201,253	186,817

Total equity	819,998	804,415

Total liabilities and equity	$2,927,942	$2,809,534

(1)	SolarCity Corporation’s, or the Company’s, consolidated assets as of March 31, 2014 and December 31, 2013 include $961,160 and $823,165, respectively, being assets of variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs. These assets include solar energy systems, leased and to be leased – net, of $881,342 and $759,148 as of March 31, 2014 and December 31, 2013, respectively; cash and cash equivalents of $45,587 and $35,141 as of March 31, 2014 and December 31, 2013, respectively; restricted cash, short term, of $522 and $115 as of March 31, 2014 and December 31, 2013, respectively; accounts receivable, net, of $6,175 and $4,802 as of March 31, 2014 and December 31, 2013, respectively; prepaid expenses and other assets of $3,997 and $3,831 as of March 31, 2014 and December 31, 2013, respectively; rebates receivable of $20,917 and $17,351 as of March 31, 2014 and December 31, 2013, respectively; and other assets of $2,620 and $2,777 as of March 31, 2014 and December 31, 2013, respectively. The Company’s consolidated liabilities as of March 31, 2014 and December 31, 2013 include $29,815 and $33,922, respectively, being liabilities of VIEs whose creditors have no recourse to the Company. These liabilities include distributions payable to noncontrolling interests in subsidiaries and redeemable noncontrolling interests in subsidiaries of $18,597 and $20,390 as of March 31, 2014 and December 31, 2013, respectively; customer deposits of $2,977 and $5,291 as of March 31, 2014 and December 31, 2013, respectively; accrued liabilities and other payables of $632 and $615 as of March 31, 2014 and December 31, 2013, respectively; other liabilities of $1,876 and $1,893 as of March 31, 2014 and December 31, 2013, respectively; and bank borrowings of $5,733 as of March 31, 2014 and December 31, 2013.

See further description in Note 9, VIE Arrangements.

See accompanying notes.

SolarCity Corporation

Condensed Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenue:
Operating leases and solar energy systems incentives	$29,072	$15,089
Solar energy systems and components sales	34,474	14,899

Total revenue	63,546	29,988
Cost of revenue:
Operating leases and solar energy systems incentives	15,979	5,752
Solar energy systems and components sales	32,782	16,707

Total cost of revenue	48,761	22,459

Gross profit	14,785	7,529
Operating expenses:
Sales and marketing	46,850	17,879
General and administrative	34,934	16,371

Total operating expenses	81,784	34,250

Loss from operations	(66,999)	(26,721)
Interest expense – net	7,979	6,319
Other expense – net	25	140

Loss before income taxes	(75,003)	(33,180)
Income tax (provision) benefit	(215)	105

Net loss	(75,218)	(33,075)
Net (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests	(51,155)	7,842

Net loss attributable to stockholders	$(24,063)	$(40,917)

Net loss attributable to common stockholders
Basic	$(24,063)	$(40,917)
Diluted	$(24,063)	$(40,917)
Net loss per share attributable to common stockholders
Basic	$(0.26)	$(0.54)
Diluted	$(0.26)	$(0.54)
Weighted average shares used to compute net loss per share attributable to common stockholders
Basic	91,412,126	75,186,430
Diluted	91,412,126	75,186,430

See accompanying notes.

SolarCity Corporation

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating activities:
Net loss	$(75,218)	$(33,075)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss on disposal of property and equipment and construction in progress	626	18
Depreciation and amortization net of amortization of deferred U.S. Treasury grant income	18,989	7,270
Interest on lease pass-through financing obligation	1,392	3,871
Stock-based compensation	12,847	2,525
Deferred income taxes	4	3
Reduction in lease pass-through financing obligation	(10,282)	(5,482)
Changes in operating assets and liabilities:
Restricted cash	12,810	757
Accounts receivable	(2,860)	5,588
Rebates receivable	(3,269)	1,207
Inventories	5,181	9,756
Prepaid expenses and other current assets	(8,114)	(10,785)
Other assets	(564)	(624)
Accounts payable	(22,680)	(5,461)
Accrued and other liabilities	(7,377)	(8,286)
Customer deposits	(3,230)	440
Deferred revenue	58,437	33,786

Net cash (used in) provided by operating activities	(23,308)	1,508
Investing activities:
Payments for the cost of solar energy systems, leased and to be leased	(187,383)	(130,831)
Purchase of property and equipment	(4,741)	(2,355)
Payments to acquire redeemable noncontrolling interest in a subsidiary	(450)	—

Net cash used in investing activities	(192,574)	(133,186)
Financing activities:
Investment fund financings, bank and other borrowings:
Borrowings under long-term debt	100,541	15,435
Repayments of long-term debt	(50,960)	(9,729)
Repayments of borrowings under solar asset-backed notes	(671)	—
Payment of deferred purchase consideration	(957)	—
Repayments of sale-leaseback financing obligation	(103)	—
Proceeds from lease pass-through financing obligation	7,740	4,631
Repayments of lease pass-through financing obligation	(6,351)	—
Repayment of capital lease obligations	(382)	(833)
Proceeds from investment by noncontrolling interests and redeemable noncontrolling interests in subsidiaries	113,393	74,578
Distributions paid to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	(9,273)	(43,786)
Proceeds from U.S. Treasury grants	243	58,082

Net cash provided by financing activities before equity issuances	153,220	98,378
Equity issuances:
Proceeds from exercise of stock options	5,133	514

Net cash provided by equity issuances	5,133	514

Net cash provided by financing activities	158,353	98,892

Net decrease in cash and cash equivalents	(57,529)	(32,786)
Cash and cash equivalents, beginning of period	577,080	160,080

Cash and cash equivalents, end of period	$519,551	$127,294

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$3,008	$1,442

Cash refunds received during the period for taxes	$(589)	$—

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

2. Summary of Significant Accounting Policies and Procedures

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, or GAAP, and include all adjustments (consisting of normal and recurring adjustments) that management considers necessary for a fair presentation of the results of operations for the interim periods covered and the consolidated financial position at the balance sheet dates. This quarterly report on Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 18, 2014. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full year ending December 31, 2014, or any other future period.

The condensed consolidated financial statements reflect the accounts and operations of the Company and those of its subsidiaries in which the Company has a controlling financial interest. In accordance with the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 810, Consolidation, the Company consolidates any variable interest entity, or VIE, of which it is the primary beneficiary. The typical condition for a controlling financial interest is holding a majority of the voting interests of an entity; however, a controlling financial interest may also exist in entities, such as VIEs, through arrangements that do not involve controlling voting interests. ASC 810 requires a variable interest holder to consolidate the VIE if that party has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company does not consolidate a VIE in which it has a majority ownership interest when the Company is not considered the primary beneficiary. The Company has determined that it is the primary beneficiary of a number of VIEs (see Note 9, VIE Arrangements). The Company evaluates its relationships with the VIEs on an ongoing basis to ensure that it continues to be the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. Management regularly makes significant estimates and assumptions regarding the selling price of undelivered elements for revenue recognition purposes, the collectability of accounts receivable, the valuation of inventories, the total costs for long-term contracts used as a basis for determining the percentage of completion for such contracts, the fair values and residual values of solar energy systems subject to leases, the accounting for business combinations, the fair values and useful lives of acquired intangible assets, the useful lives of solar energy systems, property and equipment, the determination of accrued warranty, the discount rates used to determine the fair values of investment tax credits, the valuation of stock-based compensation, the determination of valuation allowances associated with deferred tax assets, asset impairment and other items. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ materially from those estimates.

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

As of March 31, 2014 and December 31, 2013, there were no fair value measurements of assets and liabilities subsequent to initial recognition.

The Company’s financial instruments include accounts receivable, accounts payable, customer deposits, distributions payable to noncontrolling interests and redeemable noncontrolling interests, participation interest, solar asset-backed notes, convertible senior notes and long-term debt. The carrying values of its financial instruments other than the participation interest, solar asset-backed notes, convertible senior notes and long-term debt approximate their fair values due to the fact that they were short-term in nature at March 31, 2014 and December 31, 2013 (Level 1). The fair value of convertible senior notes was $296.1 million and $273.0 million as of March 31, 2014 and December 31, 2013, respectively, based on their last actively traded price (Level 1). The Company estimates the fair value of solar asset-backed notes and long-term debt based on rates currently offered for debt with similar maturities and terms (Level 3). The Company has estimated the fair value of long-term debt to approximate its carrying value. The Company has estimated the fair value of solar asset-backed notes to be $52.9 million as of March 31, 2014 and December 31, 2013. The Company has estimated the fair value of the participation interest to be $14.7 million and $15.1 million as of March 31, 2014 and December 31, 2013, respectively, based on rates currently offered for instruments with similar maturities and terms (Level 3).

Warranties

The Company warrants its products for various periods against defects in material or installation workmanship. The Company generally provides a warranty on the generating and non-generating parts of the solar energy systems it sells of typically between five to twenty years. The manufacturer’s warranty on the solar energy systems’ components, which is typically passed through to customers, ranges from one to twenty-five years. The changes in the accrued warranty balance, recorded as a component of accrued and other current liabilities on the condensed consolidated balance sheets, consisted of the following (in thousands):

As of and for the Three Months Ended March 31, 2014
Balance – beginning of the period	$7,502
Change in estimate credited to warranty expense	(380)
Current year provision charged to warranty expense	709
Less warranty claims	(196)

Balance – end of the period	$7,635

Solar Energy Systems Performance Guarantees

The Company guarantees a specified minimum solar energy production output for certain systems leased or sold to customers generally for a term of 20 years. The Company monitors the solar energy systems to ensure that these outputs are being achieved. The Company evaluates if any amounts are due to its customers. As of March 31, 2014 and December 31, 2013, the Company had recorded liabilities of $0.9 million and $1.0 million, respectively, as accrued and other current liabilities in the condensed consolidated balance sheets, relating to these guarantees based on the Company’s assessment of its exposure.

Comprehensive Income (Loss)

The Company accounts for comprehensive income (loss) in accordance with ASC 220, Comprehensive Income. Under ASC 220, the Company is required to report comprehensive income (loss), which includes net income (loss) as well as other comprehensive income (loss). There were no differences between comprehensive loss as defined by ASC 220 and net loss as reported in the condensed consolidated statements of operations for the periods presented.

Segment Information

Operating segments are defined as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the executive team, which is comprised of the chief executive officer, the chief technology officer, the chief revenue officer, the chief operating officer and the chief financial officer. Based on the financial information presented to and reviewed by the chief operating decision maker in deciding how to allocate the resources and in assessing the performance of the Company, the Company has determined that it has a single operating and reporting segment: solar energy products and services. The Company’s principal operations, revenue and decision-making functions are located in the United States.

Basic and Diluted Net Income (Loss) Per Share

The Company’s basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period.

The diluted net income (loss) per share attributable to common stockholders is computed by giving effect to all potential common stock equivalents outstanding for the period determined using the treasury stock method or the if-converted method, as applicable. In periods when the Company incurred a net loss attributable to common stockholders, stock options, restricted stock units, warrants to purchase common stock and convertible senior notes were considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is antidilutive.

3. Goodwill and Intangible Assets

As disclosed in the Company’s Form 10-K for the year ended December 31, 2013, the Company is continuing the process of reviewing the third-party valuations of certain assets and liabilities acquired through the Paramount Energy Solutions, LLC, or Paramount Energy, and Zep Solar, Inc., or Zep Solar, acquisitions in 2013, including the gross amounts of the intangible assets presented in the table below. There were no changes recorded in the three months ended March 31, 2014 related to the amounts reported in the Form 10-K, except for the amortization of the intangible assets. However, the preliminary fair values of these intangible assets and goodwill remain subject to change.

Intangible Assets

The following is a summary of intangible assets as of March 31, 2014 (in thousands):

	Gross	Accumulated Amortization	Transfer to solar energy systems – leased and to be leased	Write offs and cancellations	Net
Developed technology	$60,100	$(2,631)	$—	$—	$57,469
Trademarks and trade names	24,700	(1,081)	—	—	23,619
Marketing database	17,427	(1,984)	—	—	15,443
PowerSaver agreement	17,077	(973)	—	—	16,104
Solar energy systems backlog	12,434	—	(10,740)	(1,592)	102
Non-compete agreement	6,959	(793)	—	—	6,166
Mortgage database	4,628	(878)	—	—	3,750
Customer orders backlog	700	(700)	—	—	—
Internally developed software	500	(51)	—	—	449
Funding commitment	200	(23)	—	—	177

Total	$144,725	$(9,114)	$(10,740)	$(1,592)	$123,279

Developed Technology

Developed technology is solar panel interlocking technology that includes a rail-free installation system, auto-grounding connections and a rapid, drop-in module installation design. These features allow solar energy systems to be installed easily and produce significant performance-based and aesthetic improvements compared to other solar energy system installation technologies.

Trademarks and Trade Names

Trademarks and trade names are related to established market recognition and customer base from acquired businesses.

Marketing Database

The marketing database is a comprehensive platform for targeted marketing, including a prospective customer scoring engine, a marketing campaign manager and monthly updates. The prospective customer scoring engine improves the results of marketing initiatives by predicting which customer leads in the marketing database will respond favorably to a particular marketing campaign. The marketing campaign manager monitors the results of marketing campaigns and provides feedback for optimizing future marketing campaigns.

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

Non-Compete Agreement

Former key employees of businesses acquired by the Company became employees of the Company and executed non-compete agreements with the Company.

Mortgage Database

The mortgage database contains data pertaining to households that the Company can directly market to.

Internally Developed Software

Internally developed software consists of an online application for projecting the size, scope, layout, materials and costs of potential solar energy system installations, which assists with optimizing solar energy system installations.

All intangible assets, with the exception of the solar energy systems backlog, are amortized over their estimated useful lives. The amortization expense for intangible assets was $5.7 million and $0 million for the three months ended March 31, 2014 and 2013, respectively. Of the total amortization expense for the three months ended March 31, 2014, $0.9 million is included in operating leases and solar energy systems incentives cost of revenue, $1.9 million is included in solar energy systems and components sales cost of revenue and $2.9 million is included in sales and marketing expense in the condensed consolidated statements of operations. No intangible assets were impaired during the three months ended March 31, 2014. However, the Company wrote-off $0.2 million of the solar energy systems backlog related to contracts cancelled after acquisition, which was recorded as a component of sales and marketing expense in the condensed consolidated statements of operations. Total future amortization expense for intangible assets is as follows (in thousands):

Nine months ending December 31, 2014	$15,336
2015	20,449
2016	19,946
2017	18,739
2018	17,168
2019	13,822
Thereafter	17,717

Total	$123,177

Goodwill

There were no changes to the carrying value of goodwill of $148.9 million in the three months ended March 31, 2014.

4. Selected Balance Sheet Components

Selected components of the condensed consolidated balance sheets were as follows (in thousands):

	March 31,	December 31,
	2014	2013
Inventories:
Raw materials	$101,870	$105,919
Work in progress	4,478	5,475

Total	$106,348	$111,394

Solar Energy Systems, Leased and To Be Leased – Net:
Solar energy systems leased to customers(1)	$1,705,632	$1,513,731
Initial direct costs related to solar energy systems leased to customers	109,437	94,321

	1,815,069	1,608,052
Less accumulated depreciation and amortization	(101,629)	(86,457)

	1,713,440	1,521,595
Solar energy systems under construction	47,504	53,010
Solar energy systems to be leased to customers	97,830	107,916

Solar energy systems, leased and to be leased – net	$1,858,774	$1,682,521

Other Liabilities and Deferred Credits:
Deferred gain on sale-leaseback transactions, net of current portion	$57,222	$58,033
Deferred rent expense	3,068	3,333
Capital lease obligation	26,726	27,126
Liability for receipts from investors	65,743	72,520
Participation interest	14,255	14,114
Other noncurrent liabilities	19,412	18,313

Total	$186,426	$193,439

(1)	Included in solar energy systems leased to customers as of March 31, 2014 and December 31, 2013 was $66.4 million related to capital leased assets with an accumulated depreciation of $5.9 million and $5.3 million, respectively.

5. Long-Term Debt

Working Capital Financing

On May 26, 2010, a subsidiary of the Company entered into a financing agreement with a bank to obtain funding for working capital. The amount available to be borrowed under the financing agreement was determined based on the present value of expected future lease receipts from solar energy systems owned by the subsidiary and leased to customers, up to a maximum of $16.3 million. The working capital financing was funded in four tranches and was available for draw-down through March 31, 2011. Each tranche bears interest at an annual rate of 2.00% plus the swap rate applicable to the average life of the scheduled lease receipts for the tranche. The working capital financing is secured by substantially all of the subsidiary’s assets and is nonrecourse to the Company’s other assets. The working capital financing matures on December 31, 2024.

Through March 31, 2014, the Company had borrowed an aggregate of $13.3 million, net of fees, under the working capital financing. Of the amount borrowed, $10.0 million, net of fees, was outstanding as of March 31, 2014 and December 31, 2013, of which $8.5 million and $8.8 million, respectively, is included in the condensed consolidated balance sheets under long-term debt, net of current portion. For the total amount outstanding as of March 31, 2014, the interest rates ranged between 5.48% and 5.65%. The Company was in compliance with all debt covenants as of March 31, 2014.

Vehicle Loans

The Company has entered into various vehicle loan agreements with various financial institutions. The vehicle loans are secured by the vehicles financed and mature between March 2015 and December 2018. Total vehicle loans outstanding as of March 31, 2014 and December 31, 2013 was $9.9 million and $6.5 million, respectively, of which $7.4 million and $4.7 million, respectively, are included in the condensed consolidated balance sheets under long-term debt, net of current portion. For the total amount outstanding as of March 31, 2014, the interest rates ranged between 0.00% and 7.49%.

Term Loans

On June 7, 2013, a subsidiary of the Company entered into an agreement with a syndicate of banks for a term loan of $100.0 million. On January 6, 2014, the agreement was amended to increase the maximum term loan availability to $158.0 million. Each tranche of the term loan bears interest at an annual rate of LIBOR plus 3.25%. As of March 31, 2014, the interest rates ranged between 3.48% and 3.60%. The term loan is secured by the assets and cash flows of the subsidiary and is non-recourse to the Company’s other assets. The term loan matures on June 7, 2015. Through March 31, 2014, the Company had borrowed an aggregate of $119.5 million under the term loan. Of the amount borrowed, $115.3 million, net of fees, and $85.5 million, net of fees, were outstanding as of March 31, 2014 and December 31, 2013, respectively, of which $105.9 million and $81.3 million, respectively, are included in the condensed consolidated balance sheets under long-term debt, net of current portion. The Company was in compliance with all debt covenants as of March 31, 2014.

On February 4, 2014, a subsidiary of the Company entered into an agreement with a syndicate of banks for a term loan of $100.0 million. On February 20, 2014, the agreement was amended to increase the maximum term loan availability to $220.0 million.

On March 20, 2014, the agreement was further amended to increase the maximum term loan availability to $250.0 million. The term loan bears interest at an annual rate of LIBOR plus 3.25% or, at the Company’s option, 3.25% plus the higher of (i) the federal funds rate plus 0.50%, (ii) Bank of America’s published “prime rate” or (iii) LIBOR plus 1.00%. As of March 31, 2014, the interest rate was 3.40%. The term loan is secured by the assets and cash flows of the subsidiary and is non-recourse to the Company’s other assets. The term loan matures on December 31, 2016. Through March 31, 2014, the Company had borrowed an aggregate of $19.9 million, net of fees, under the term loan, all of which are included in the condensed consolidated balance sheets under long-term debt, net of current portion. The Company was in compliance with all debt covenants as of March 31, 2014.

6. Borrowings under Bank Lines of Credit

Credit Facility for SolarStrong

On November 21, 2011, a subsidiary of the Company entered into an agreement with a bank for a credit facility of up to $350 million. The credit facility is used to partially fund the Company’s SolarStrong initiative, which is a five-year plan to build solar energy systems for privatized U.S. military housing communities across the country. The credit facility is drawn-down in tranches, with the interest rates determined when amounts are drawn-down. As of March 31, 2014, the interest rates ranged between 6.78% and 7.27%. The credit facility is secured by the assets of the SolarStrong initiative and is non-recourse to the Company’s other assets. The credit facility matures in 2032. As of March 31, 2014 and December 31, 2013, $5.5 million, net of fees, and $5.4 million, net of fees, respectively, were outstanding under the credit facility, of which $5.3 million, are included in the condensed consolidated balance sheets under long-term debt, net of current portion. The Company was in compliance with all debt covenants as of March 31, 2014.

Revolving Credit Facility

In September 2012, the Company entered into a revolving credit agreement with a syndicate of banks to obtain funding for working capital, letters of credit and funding for general corporate needs. The committed amount under the revolving credit facility was increased from $75.0 million to $160.5 million on November 1, 2013 and then from $160.5 million to $200.0 million on December 13, 2013. Borrowed funds bear interest at an annual rate of 3.25% plus LIBOR or, at the Company’s option, 2.25% plus the higher of (i) the federal funds rate plus 0.50%, (ii) Bank of America’s published “prime rate” or (iii) LIBOR plus 1.00%. As of March 31, 2014, the interest rates ranged between 3.40% and 5.50%. The fee for letters of credit is 3.875% per annum, and the fee for undrawn commitments is 0.375% per annum. The revolving credit facility is secured by certain of the Company’s machinery and equipment, accounts receivable, inventory and other assets. The revolving credit facility matures on December 31, 2016. As of March 31, 2014 and December 31, 2013, $139.8 million, net of fees, and $138.5 million, net of fees, respectively, were outstanding under the revolving credit facility, all of which are included in the condensed consolidated balance sheets under long-term debt, net of current portion. The Company was in compliance with all debt covenants as of March 31, 2014.

7. Convertible Senior Notes

In October 2013, the Company issued $230.0 million in aggregate principal of 2.75% convertible senior notes due on November 1, 2018 through a public offering. The net proceeds from the offering, after deducting transaction costs, were $222.5 million. The Company incurred $7.5 million of debt issuance costs in connection with the issuance of the convertible senior notes, which was recorded in other assets and is being amortized to interest expense over the contractual term of the convertible senior notes. The convertible senior notes bear interest at a fixed rate of 2.75% per annum.

Each $1,000 of principal of the convertible senior notes is initially convertible into 16.2165 shares of the Company’s common stock, which is equivalent to an initial conversion price of $61.67 per share, subject to adjustment upon the occurrence of specified events. Holders of the convertible senior notes may convert their convertible senior notes at their option at any time prior to maturity. If certain corporate events occur prior to the maturity date, the Company would increase the conversion rate for a holder who elects to convert its convertible senior notes in connection with such a corporate event in certain circumstances. The maximum conversion rate is capped at 21.4868 shares for each $1,000 of principal of the convertible senior notes, which is equivalent to a minimum conversion price of $46.54 per share. The convertible senior notes do not have a cash conversion option. The convertible senior note holders may require the Company to repurchase their convertible senior notes for cash only under certain defined events of default.

8. Solar Asset-backed Notes

In November 2013, the Company pooled and transferred qualifying solar energy systems and the associated customer contracts into a special purpose entity, or SPE, and issued $54.4 million in aggregate principal of Solar Asset-backed Notes, Series 2013-1 with a scheduled maturity date of December 2026, backed by these solar assets to certain investors. The SPE is wholly owned by the Company and is consolidated in the Company’s financial statements. Accordingly, the Company did not recognize a gain or loss on transfer of these solar assets. The Solar Asset-backed Notes were issued at a discount of 0.05%. The Solar Asset-backed Notes bear interest at a fixed rate of 4.80% per annum and have a final maturity date of November 20, 2038. The cash flows generated by these solar assets are used to service the monthly principal and interest payments on the Solar Asset-backed Notes and satisfy the SPE’s expenses, and any remaining cash is distributed to a wholly owned subsidiary of the Company. The Company recognizes revenue earned from the associated customer contracts in accordance with the Company’s revenue recognition policy. The assets and cash flows generated by the qualifying solar energy systems are not available to the other creditors of the Company, and the creditors of the SPE, including the Solar Asset-backed Note holders, have no recourse to the Company’s other assets. The Company has contracted with the SPE to provide operations and maintenance services for the qualifying solar energy systems. The Company was in compliance with all covenants of the Solar Asset-backed Notes as of March 31, 2014.

9. VIE Arrangements

Wholly owned subsidiaries of the Company and investors have formed and contributed cash or assets to various solar financing funds and entered into the related agreements. Additionally, the Company acquired the assets of a fund through a business combination in September 2013 and assumed the related contractual arrangements. As of March 31, 2014, the investors had contributed an aggregate of $1,018.4 million into the funds.

The Company has determined that the funds are VIEs and it is the primary beneficiary of these VIEs by reference to the power and benefits criterion under ASC 810, Consolidation. The Company has considered the provisions within the contractual arrangements, which grant it power to manage and make decisions that affect the operation of these VIEs, including determining the solar energy systems and the associated customer contracts to be sold or contributed to these VIEs and preparation and approval of budgets. The Company considers the rights granted to the investors under the contractual arrangements to be more protective rather than participating.

As the primary beneficiary of these VIEs, the Company consolidates in its financial statements the financial position, results of operations and cash flows of these VIEs, and all intercompany balances and transactions between the Company and these VIEs are eliminated in the consolidated financial statements.

Cash distributions of income and other receipts by a fund, net of agreed-upon expenses, estimated expenses, tax benefits and detriments of income and loss and tax credits, are allocated to the investor and the Company’s subsidiary as specified in the contractual arrangements. Generally, the Company’s subsidiary has the option to acquire the investor’s interest in the fund for an amount based on the market value of the fund or the formula specified in the contractual arrangements.

On March 31, 2014, the Company acquired an investor’s interest in one fund for a total consideration of $0.5 million.

As of March 31, 2014, the Company was contractually required to make payments to an investor in one of the funds to ensure that the investor is projected to achieve a specified minimum return annually. The amounts of any potential future payments under this guarantee are dependent on the amounts and timing of future distributions to the investor from the fund, the tax benefits that accrue to the investor from the fund’s activities and the amount and timing of the Company’s purchase of the investor’s interest in the fund or the amount and timing of the distributions to the investor upon the liquidation of the fund. Due to the uncertainties associated with estimating the amount and timing of distributions to the investor and the possibility and timing of the liquidation of the fund, the Company is unable to determine the potential maximum future payments that it would have to make under this guarantee.

Upon the sale or liquidation of a fund, distributions would occur in the order and priority specified in the contractual arrangements.

Pursuant to management services, maintenance and warranty arrangements, the Company has been contracted to provide services to the funds, such as warranty support, accounting, lease servicing and performance reporting. In some instances, the Company has guaranteed the payments to the investors as specified in the contractual arrangements. A fund’s creditors have no recourse to the general credit of the Company or to that of the other funds. As of March 31, 2014, the assets of one of the funds with a carrying value of $28.5 million have been pledged as collateral for the fund’s borrowings under the SolarStrong credit facility. None of the assets of the other funds have been pledged as collateral for their obligations.

The Company presents the solar energy systems in these VIEs under solar energy systems, leased and to be leased – net, in the condensed consolidated balance sheets. The aggregate carrying values of these VIEs’ assets and liabilities, after elimination of intercompany transactions and balances, in the condensed consolidated balance sheets were as follows (in thousands):

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$45,587	$35,141
Restricted cash	522	115
Accounts receivable – net	6,175	4,802
Rebates receivable	20,917	17,351
Prepaid expenses and other current assets	3,997	3,831

Total current assets	77,198	61,240
Solar energy systems, leased and to be leased – net	881,342	759,148
Other assets	2,620	2,777

Total assets	$961,160	$823,165

Liabilities
Current liabilities:
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	$18,597	$20,390
Current portion of deferred U.S. Treasury grants income	6,502	6,668
Accrued and other current liabilities	632	615
Customer deposits	2,977	5,291
Current portion of deferred revenue	16,497	13,754
Current portion of bank borrowings	251	251

Total current liabilities	45,456	46,969
Deferred revenue, net of current portion	228,984	206,324
Bank borrowings, net of current portion	5,482	5,482
Deferred U.S. Treasury grants income, net of current portion	175,429	180,566
Other liabilities	1,876	1,893

Total liabilities	$457,227	$441,234

10. Redeemable Noncontrolling Interests in Subsidiaries

Noncontrolling interests in subsidiaries that are redeemable at the option of the noncontrolling interest holder are classified as redeemable noncontrolling interests in subsidiaries between liabilities and stockholders’ equity in the condensed consolidated balance sheets. The redeemable noncontrolling interests in subsidiaries balance is determined using the hypothetical liquidation at book value method but cannot be less than their estimated redemption value. The changes in redeemable noncontrolling interests in subsidiaries were as follows (in thousands):

Balance, December 31, 2013	$44,709
Contributions from redeemable noncontrolling interests	72,716
Net loss	(30,427)
Distributions to redeemable noncontrolling interests	(1,967)
Acquisition of redeemable noncontrolling interests	(2,450)

Balance, March 31, 2014	$82,581

11. Equity

The changes in total stockholders’ equity (deficit) and noncontrolling interests in subsidiaries were as follows (in thousands):

	Total Stockholders’ Equity (Deficit)	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2013	$617,598	$186,817	$804,415
Contributions from noncontrolling interests	—	40,677	40,677
Stock-based compensation expense	18,077	—	18,077
Issuance of common stock upon exercise of stock options for cash	5,133	—	5,133
Acquisition of noncontrolling interests	2,000	—	2,000
Net loss	(24,063)	(20,728)	(44,791)
Distributions to noncontrolling interests	—	(5,513)	(5,513)

Balance, March 31, 2014	$618,745	$201,253	$819,998

12. Equity Award Plans

Stock Options

Under the Company’s 2012 Equity Incentive Plan, the Company may grant incentive stock options and nonstatutory stock options to employees, directors and consultants. Stock options may be granted at an exercise price per share not less than 100% of the fair market value per share on the grant date. If an incentive stock option is granted to a 10% or greater stockholder, then the exercise price per share shall not be less than 110% of the fair market value per share on the grant date. Stock options are exercisable over a maximum term of 10 years from the date of grant and generally vest over four years.

In September 2012, the Company adopted a director compensation plan for future non-employee directors. Under the plan, each person who joins the board of directors as a non-employee director following the adoption of the plan receives an initial grant of 30,000 stock options and triennial grants of 15,000 stock options, as well as an annual cash retainer of $15,000, all of which are subject to continued service on the board of directors. Such non-employee directors who serve on committees of the board of directors receive various specified additional equity awards and cash retainers.

A summary of stock option activity is as follows (in thousands, except per share amounts):

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding – December 31, 2013	13,949	$14.77	7.52	$586,740
Granted (weighted-average fair value of $54.05)	2,223	74.37	—	—
Exercised	(970)	5.30	—	—
Canceled	(675)	25.23	—	—

Outstanding – March 31, 2014	14,527	$24.03	7.74	$585,640

Vested and exercisable – March 31, 2014	6,386	$5.36	6.45	$365,747

Vested and expected to vest – March 31, 2014	13,204	$21.96	7.60	$556,886

The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2014 and 2013 was $59.8 million and $4.9 million, respectively. The grant date fair value of stock options that vested in the three months ended March 31, 2014 and 2013 was $7.5 million and $6.1 million, respectively. As of March 31, 2014 and December 31, 2013, there was $214.3 million and $103.0 million, respectively, of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to nonvested stock options, which are expected to be recognized over the weighted-average period of 2.86 years and 2.74 years, respectively.

Under ASC 718, Stock Compensation, the Company estimates the fair value of stock options on their grant dates using the Black-Scholes option valuation model and applies the straight-line method of expense attribution. The fair values were estimated with the following weighted-average assumptions:

	Three Months Ended March 31,
	2014	2013
Dividend yield	0%	0%
Annual risk-free rate of return	2.01%	1.04%
Expected volatility	84.86%	96.38%
Expected term (years)	6.20	6.39

The expected volatility was based on the average historical volatilities of publicly traded peer companies determined by the Company. The annual risk-free rate of return was based on the U.S. Treasury yield curves in effect on the grant dates for the expected terms of the stock options to be valued. The dividend yield was zero, as the Company does not anticipate paying a dividend within the relevant time frame. The expected term was estimated using the simplified method allowed under ASC 718.

Restricted Stock Units

The Company began granting restricted stock units, or RSUs, to employees, directors and consultants in 2012 under the Company’s 2012 Equity Incentive Plan. A summary of RSU activity is as follows (in thousands, except per share amounts):

	Restricted Stock Units	Weighted- Average Fair Value
Outstanding – December 31, 2013	20	$25.46
Granted	96	74.57
Released	(3)	66.30

Outstanding – March 31, 2014	113	$67.08

Expected to vest – March 31, 2014	89	$62.62

The grant date fair value of RSUs released in the three months ended March 31, 2014 and 2013 was $0.1 million and $0, respectively. Under ASC 718, the Company determines the fair value of RSUs on their grant dates based on the fair value of the Company’s common stock on the grant dates and applies the straight-line method of expense attribution. Stock-based compensation expense from RSUs for the three months ended March 31, 2014 and 2013 was $1.7 million and $0.1 million, respectively. As of March 31, 2014 and December 31, 2013, there was $6.0 million and $0.5 million, respectively, of total unrecognized stock-based compensation expense, net of estimated forfeitures, from RSUs, which are expected to be recognized over the weighted-average period of 2.02 years and 1.99 years, respectively.

Stock-Based Compensation Expense

As part of the requirements of ASC 718, the Company is required to estimate potential forfeitures of equity awards and adjust stock-based compensation expense accordingly. The estimate of forfeitures is adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from the estimate. Changes in estimated forfeitures are recognized in the period of change and also impact the amount of stock-based compensation expenses to be recognized in future periods.

The amount of stock-based compensation expense recognized during the three months ended March 31, 2014 and 2013 was $18.1 million and $3.7 million, respectively. The Company capitalized costs of $5.2 million and $1.2 million, respectively, as a component of work-in-progress within inventory, software within property and equipment or solar energy systems, leased and to be leased.

Stock-based compensation expense is included in cost of revenue and operating expenses as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Cost of revenue	$826	$183
Sales and marketing	$3,040	$587
General and administrative	$8,981	$1,755

13. Income Taxes

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

The income tax expense for the three months ended March 30, 2014 and 2013 was determined based on the Company’s estimated consolidated effective income tax rates of 0.29% and negative 0.37%, respectively. The differences between the estimated consolidated effective income tax rate and the U.S. federal statutory rate were primarily attributable to a valuation allowance and the current amortization of the prepaid income taxes due to inter-company sales held within the consolidated group.

As part of the asset monetization strategy, the Company has agreements to sell solar energy systems to the solar financing fund joint ventures. The gain on the sale of the assets has been eliminated in the condensed consolidated financial statements. These transactions are treated as inter-company sales and as such, tax is not recognized on the sale until the Company no longer benefits from the underlying asset. Since the systems remain within the consolidated group, the tax expense incurred related to these sales is being deferred and amortized over the estimated useful life of the underlying systems which has been estimated to be 30 years. The deferral of the tax expense results in recording of a prepaid tax expense that is included in the condensed consolidated balance sheets as other assets. As of March 31, 2014 and December 31, 2013, the Company recorded a long-term prepaid tax expense, net of amortization of $3.8 million and $3.7 million, respectively. The amortization of the prepaid tax expense in each period makes up the major component of the tax expense.

Uncertain Tax Positions

The Company is subject to taxation and files income tax returns in the U.S., various state, local, and foreign jurisdictions. Due to the Company’s net losses, substantially all of its federal, state, local, and foreign income tax returns since inception are still subject to audit.

14. Related Party Transactions

The condensed consolidated financial statements include the following related party transactions and balances (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenue:
Solar energy systems sales to related parties	$—	$17
Expenditures:
Purchases of inventories from related parties	$960	$—
Referral fees paid or payable to related parties (included in sales and marketing expense)	$64	$—

Related party balances

	March 31, 2014	December 31, 2013
Due from related parties (included in accounts receivable)	$9	$9
Due to related parties (included in accounts payable)	$353	$427
Due to related parties (included in customer deposits)	$83	$83
Deferred revenue from related parties (included in current portion of deferred revenue)	$831	$831

15. Commitments and Contingencies

Noncancelable Operating Leases

The Company leases office and warehouse facilities under noncancelable operating leases primarily for its United States-based warehouse locations. In addition, the Company leases equipment under noncancelable operating leases.

Indemnification and Guaranteed Returns

As disclosed above, the Company is contractually committed to compensate certain fund investors for any losses that they may suffer in certain limited circumstances resulting from reductions in U.S. Treasury grants or ITCs. Generally, such obligations would arise as a result of reductions to the value of the underlying solar energy systems as assessed by the U.S. Treasury Department for purposes of claiming U.S. Treasury grants or as assessed by the IRS for purposes of claiming ITCs or U.S. Treasury grants. For each balance sheet date, the Company assesses and recognizes, when applicable, the potential exposure from this obligation based on all the information available at that time, including any guidelines issued by the U.S. Treasury Department on solar energy system valuations for purposes of claiming U.S. Treasury grants and any audits undertaken by the IRS. The Company believes that any payments to the fund investors in excess of the amount already recognized by the Company for this obligation are not probable based on the facts known at the reporting date.

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

The Company is eligible to receive certain state and local incentives that are associated with renewable energy generation. The amount of incentives that can be claimed is based on the projected or actual solar energy system size and/or the amount of solar energy produced. The Company also currently participates in one state’s incentive program that is based on either the fair market value or the tax basis of solar energy systems placed in service. State and local incentives received are allocated between the Company and fund investors in accordance with the contractual provisions of each fund. The Company is not contractually obligated to indemnify any fund investor for any losses they may incur due to a shortfall in the amount of state or local incentives actually received.

As disclosed above, the Company is contractually required to make payments to one fund investor to ensure that the fund investor achieves a specified minimum internal rate of return. The fund investor has already received a significant portion of the projected economic benefits from U.S. Treasury grant distributions and tax depreciation benefits. The contractual provisions of the fund state that the fund has an indefinite term unless the members agree to dissolve the fund. Based on the Company’s current financial projections regarding the amount and timing of future distributions to the fund investor, the Company does not expect to make any payments as a result of this guarantee and has not accrued any liabilities for this guarantee. The amount of potential future payments under this guarantee is dependent on the amount and timing of future distributions to the fund investor and future tax benefits that accrue to the fund investor. Due to the uncertainties surrounding estimating the amounts of these factors, the Company is unable to estimate the maximum potential payments under this guarantee. As of March 31, 2014, the fund investor had achieved the specified minimum internal rate of return as determined in accordance with the contractual provisions of the fund.

The lease pass-through financing funds have a one-time lease payment reset mechanism that occurs after the installation of all solar energy systems in a fund. As a result of this mechanism, the Company may be required to refund master lease prepayments previously received from the investors. Any refunds of master lease prepayments would reduce the lease pass-through financing obligation.

Other Contingencies

In July 2012, the Company, along with other companies in the solar energy industry, received a subpoena from the U.S. Treasury Department’s Office of the Inspector General to deliver certain documents in the Company’s possession that were dated, created, revised or referred to after January 1, 2007 and that relate to the Company’s applications for U.S. Treasury grants or communications with certain other solar energy development companies or with certain firms that appraise solar energy property for U.S Treasury grant application purposes. The Inspector General and the Civil Division of the U.S. Department of Justice are investigating the administration and implementation of the U.S Treasury grant program, including possible misrepresentations concerning the fair market value of the solar energy systems submitted by the Company in U.S. Treasury grant applications. If the Inspector General concludes that misrepresentations were made, the U.S. Department of Justice could decide to bring a civil action to recover amounts it believes were improperly paid to the Company. If the U.S. Department of Justice is successful in asserting this action, the Company could then be required to pay material damages and penalties for any funds received based on such misrepresentations, which, in turn, could require the Company to make indemnity payments to certain fund investors. The Company is unable to estimate the possible loss, if any, associated with this ongoing investigation as information is still being produced by the Company for further review by the Inspector General.

On August 17, 2012, a former outside sales employee filed a putative class action complaint against the Company in the Superior Court for the County of Los Angeles (Civil Action No. BC490482). The former outside sales employee purports to represent a class of certain current and former outside sales representatives, and those with a similar title, who worked for the Company in California in the four-year period prior to the filing of the complaint. The complaint alleges causes of action for failure to pay proper wages due under various commission pay plans, failure to properly pay the wages of terminated or resigned employees, failure to provide proper itemized wage statements because of an alleged failure to specify requisite information, failure to keep accurate time records and related claims for unfair competition and a California statute permitting individuals to pursue claims not pursued by a state agency. The former outside sales employee seeks unspecified damages for himself and affected class members, including all wages due and owing, applicable statutory penalties (including waiting time penalties), interest, attorneys’ fees and costs. On January 24, 2013, the Company answered the complaint and asserted a cross-complaint against the former outside sales employee to recover commissions that he was paid, but not entitled to, along with the Company’s fees and costs in the litigation. Discovery has commenced. On March 14, 2014, the former outside sales employee filed a motion with the Superior Court to seek to allow him to pursue his action on behalf of a class. Also, on March 14, 2014, the Company filed a motion for a summary judgment on its cross-complaint. The court will hear those motions during the summer of 2014. The Company intends to defend itself against the complaint and pursue its own claims.

On April 30, 2013, the U.S. Department of Labor, or DOL, notified the Company that it was undertaking a wage and hour investigation related to the Company’s Foster City, California facility. In the course of this investigation, the DOL subsequently asked the Company to provide information regarding certain employee positions throughout the Company for the three years preceding April 2013. On February 28, 2014, the DOL informed the Company that it had made a preliminary determination that some of its employee positions were not properly classified but has made no assessment of damages or penalties. If the DOL were to conclusively determine that the Company violated labor laws and regulations, the Company would be required to make the appropriate payments of back wages and other amounts to employees, and the Company might be subject to fines or penalties. The Company is currently unable to estimate the maximum potential exposure that may arise from this investigation based on the information currently available. The Company has recognized a liability as a result of this investigation.

On March 28, 2014, a purported stockholder class action lawsuit was filed in the United States District Court for the Northern District of California against the Company and two of its officers. The complaint alleges claims for violations of the federal securities laws, and seeks unspecified compensatory damages and other relief on behalf of a purported class of purchasers of our securities from March 6, 2013 to March 18, 2014. The Company believes that the claims against it are without merit and intends to defend the litigation vigorously. The Company has not recognized any liability as a result of this matter.

From time to time, claims have been asserted, and may in the future be asserted, including claims from regulatory authorities related to labor practices and other matters. Such assertions arise in the normal course of the Company’s operations. The resolution of any such assertions or claims cannot be predicted with certainty.

16. Basic and Diluted Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2014	2013
Net loss attributable to stockholders	$(24,063)	$(40,917)

Net loss attributable to common stockholders, basic	$(24,063)	$(40,917)

Net loss attributable to common stockholders, diluted	$(24,063)	$(40,917)

Weighted-average shares used to compute net loss per share attributable to common stockholders, basic	91,412,126	75,186,430

Weighted-average shares used to compute net loss per share attributable to common stockholders, diluted	91,412,126	75,186,430

Net loss per share attributable to common stockholders, basic	$(0.26)	$(0.54)

Net loss per share attributable to common stockholders, diluted	$(0.26)	$(0.54)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2014	2013
Common stock warrants	—	1,485,010
Stock options	14,393,036	14,719,365
Restricted stock units	93,875	16,991
Convertible senior notes	3,729,795	—

17. Subsequent Events

In April 2014, the Company issued $70.2 million in aggregate principal of Solar Asset-backed Notes through a special purpose entity, or SPE, that is wholly owned by the Company. The Solar Asset-backed Notes were issued at a discount of 0.01%. The Solar Asset-backed Notes bear interest at a fixed rate of 4.59% per annum and have a final maturity date of April 20, 2044. The cash flows generated by the assets in the SPE will be used to service the monthly principal and interest payments on the Solar Asset-backed Notes. The SPE’s assets and cash flows will not be available to the other creditors of the Company, and the creditors of the SPE, including the Solar Asset-backed Note holders, will have no recourse to the Company’s other assets.

In April and May 2014, the Company and three fund investors, including two new fund investors, formed three new financing funds to provide aggregate available financing of up to $240.0 million from the fund investors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the accompanying notes to those statements included elsewhere in this quarterly report on Form 10-Q and with our annual report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 18, 2014. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” and elsewhere in this quarterly report on Form 10-Q.

Overview

We integrate the sales, engineering, installation, monitoring, maintenance and financing of our distributed solar energy systems. This allows us to offer long-term energy solutions to residential, commercial and government customers. Our customers buy renewable energy from us for less than they currently pay for electricity from utilities with little to no up-front cost. Our long-term contractual arrangements typically generate recurring customer payments and enable our customers to have insight into their future electricity costs and to minimize their exposure to rising retail electricity rates. Our customer relationships also enable us to continue to offer our customers complimentary products and services offerings including energy storage solutions.

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

Our ability to offer leases and power purchase agreements depends in part on our ability to finance the installation of the solar energy systems by monetizing the resulting customer receivables and related investment tax credits, accelerated tax depreciation and other incentives. We expect customers to continue to favor leases and power purchase agreements over our existing offerings to purchase and own solar energy systems.

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

We generally recognize revenue from solar energy systems sold to our customers when we install the solar energy system and it passes inspection by the utility or the authority having jurisdiction. We account for our leases and power purchase agreements as operating leases. We recognize the revenue these arrangements generate on a straight-line basis over the term for leases, and as we generate and deliver energy for power purchase agreements. We recognize revenue from our energy efficiency business when one of our partners completes the services for the referred customer. Substantially all of our revenue is attributable to customers located in the United States.

We monetize certain government incentives in the form of investment tax credits, or ITCs, under lease pass-through structures by assigning the ITCs to investors in exchange for upfront cash payments. We record the amounts we receive from the investors for the ITCs as a liability, which is subsequently recognized as revenue as the five-year recapture period expires.

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

Component materials, third-party appliances, and direct labor comprise the substantial majority of the costs of our solar energy systems and energy-related products and services. Under U.S. generally accepted accounting principles, or GAAP, the cost of revenue from our leases and power purchase agreements are primarily comprised of the depreciation of the cost of the solar energy systems, which are depreciated over the estimated useful life of 30 years, and the amortization of initial direct costs, which are amortized over the term of the lease or power purchase agreement, which is typically 20 years. We have structured different types of financing funds to implement our asset monetization strategy. One such structure is a joint venture structure where we and our fund investors both contribute funds or assets into the joint venture. Under GAAP, we are required to present the impact of a hypothetical liquidation of these joint ventures on our condensed consolidated statement of operations. Therefore, after we determine our consolidated net income (loss) for a given period, we are required to allocate a portion of our consolidated net income (loss) to the fund investors in our joint ventures (referred to as the “noncontrolling interests in subsidiaries and redeemable noncontrolling interests in subsidiaries” in our condensed consolidated financial statements) and allocate the remainder of the consolidated net income (loss) to our stockholders. These income or loss allocations, reflected on our condensed consolidated statement of operations, can have a significant impact on our reported results of operations. For example, for the three months ended March 31, 2014 and 2013, our consolidated net loss was $75.2 million and $33.1 million, respectively. However, after applying the required allocations to arrive at the consolidated net loss attributable to our stockholders, the result was a loss of $24.1 million and $40.9 million for the three months ended March 31, 2014 and 2013, respectively. For a more detailed discussion of this accounting treatment, see “—Components of Results of Operations—Net Income (Loss) Attributable to Stockholders.”

Financing Funds

Our lease and power purchase agreements in conjunction with the associated solar energy systems create ITCs, accelerated tax depreciation deductions and other incentives. Our financial strategy is to monetize these attributes or ‘assets’ to generate cash. Through this monetization process, we are able to share the economic benefits generated by the solar energy system with our customers by lowering the price they pay for energy. Historically, we have monetized the assets created by substantially all of our leases and power purchase agreements via funds we have formed with fund investors. Depending on the structure of the fund, we may contribute or sell solar energy systems to the fund and assign certain of the tax attributes and other incentives associated with the solar energy systems to the investors, and in return, we receive upfront cash payments from the investors.

We also enter into arrangements that allow us to borrow against the future recurring customer payments under the solar system leases and power purchase agreements. Through the financing funds, we are able to retain the residual value in leases and the solar energy systems themselves. We use the cash received from the investors to cover our operating and capital costs including the variable and fixed costs associated with installing the related solar energy systems. Because these recurring customer payments are from individuals or commercial businesses with high credit scores, and because electricity is a necessity, our fund investors perceive these as high-quality assets with a relatively low loss rate. We invest any excess cash in the growth of our business.

Joint Ventures. Under joint venture structures, we and our fund investors contribute funds into a joint venture. Then, the joint venture acquires solar energy systems from us and leases the solar energy systems to customers. Prior to the fund investor receiving its contractual rate of return or for a time period specified in the contractual arrangements, the fund investors receive substantially all of the value attributable to the long-term recurring customer payments, ITCs, accelerated tax depreciation and, in some cases, other incentives. After the fund investor receives its contractual rate of return or after the specified time period, we receive substantially all of the value attributable to the long-term recurring customer payments and the other incentives.

We have determined that we are the primary beneficiary in these joint venture structures. Accordingly, we consolidate the assets and liabilities and operating results of these joint ventures, including the solar energy systems and operating lease revenue, in our condensed consolidated financial statements. We recognize the fund investors’ share of the net assets of the joint ventures as noncontrolling interests in subsidiaries and redeemable noncontrolling interests in subsidiaries in our condensed consolidated balance sheets. We recognize the amounts that are contractually payable to these investors in each period as distributions to noncontrolling interests and redeemable noncontrolling interests in subsidiaries in our condensed consolidated statements of convertible redeemable preferred stock and equity. Our condensed consolidated statements of cash flows reflect cash received from these fund investors as proceeds from investments by noncontrolling interests and redeemable noncontrolling interests in subsidiaries. Our condensed consolidated statements of cash flows also reflect cash paid to these fund investors as distributions paid to noncontrolling interests and redeemable noncontrolling interests in subsidiaries. We reflect any unpaid distributions to these fund investors as distributions payable to noncontrolling interests and redeemable noncontrolling interests in subsidiaries in our condensed consolidated balance sheets.

Lease Pass-Through. Under lease pass-through structures, we lease solar energy systems to fund investors under a master lease agreement, and these investors in turn sublease the solar energy systems to customers. We receive all of the value attributable to the accelerated tax depreciation and some or all of the value attributable to the other incentives. We assign to the fund investors the value attributable to the ITCs, the right to receive U.S. Treasury Department grants and, for the duration of the master lease term, the long-term recurring customer payments. The investors typically make significant upfront cash payments that we classify and allocate between the right to the ITCs, where applicable, and the future customer lease payments and other benefits assigned to the investor, which are recorded as a lease pass-through financing obligation. After the master lease term expires, we receive the customer payments, if any. We record the solar energy systems on our condensed consolidated balance sheets as a component of solar energy systems, leased and to be leased—net. We record the amounts allocated to the ITCs as deferred revenue on our condensed consolidated balance sheets as the associated solar energy systems are placed in service. We then recognize the deferred revenue in our condensed consolidated statements of operations as revenue, by reducing the deferred revenue balance at each reporting date as the five-year recapture period expires. We record the balance of the amounts received from fund investors as lease pass-through financing obligations on our condensed consolidated balance sheets and subsequently reduce these obligations by the amounts received by the fund investors from U.S. Treasury Department grants, where applicable, customer payments and the associated incentive rebates. We in turn recognize the incentive rebates and customer payments as revenue over the customer lease term and amortize U.S. Treasury Department grants as a reduction to depreciation of the associated solar energy systems over the estimated life of these systems.

Sale-Leaseback. Under sale-leaseback structures, we generate cash through the sale of solar energy systems to fund investors, and we then lease these systems back from the investors and sublease them to our customers. For the duration of the lease term, we may, for some of the structures, receive the value attributable to the incentives and the long-term recurring customer payments, and we make leaseback payments to the fund investors. The fund investors receive the customer payments after the lease term. They also receive the value attributable to the ITCs, accelerated depreciation and other incentives. At the end of the lease term, we have the option to purchase the solar energy systems from the fund investors. Typically, our customers make monthly lease payments that we recognize as revenue over the term of the subleases on a straight-line basis. Depending on the design, size and construction of the individual systems and the leaseback terms, we may recognize a portion of the revenue from the sale of the systems or we may treat the cash received from the sale as financing received from the fund investors and reflect the cash received as a sale-leaseback financing obligation on our condensed consolidated balance sheets.

Securitization. Under securitization arrangements, we pool and transfer qualifying solar energy systems and the associated customer contracts into a special purpose entity, or SPE, and issue notes backed by these solar assets to investors. The SPE is wholly owned by us and is consolidated in our condensed consolidated financial statements. Accordingly, we do not recognize a gain or loss on the transfer of these solar assets. The notes bear interest at a rate determined at the inception. The cash flows generated by these solar assets are used to service the principal and interest payments on the notes, meet the SPE’s expenses, and any remaining cash is distributed to us. We recognize the revenue earned from the associated customer contracts in our condensed consolidated financial statements. The assets and cash flows generated by the securitized solar energy systems are not available to our other creditors, and the creditors of the SPE, including the note holders, have no recourse to our other assets.

Key Operating Metrics

We regularly review a number of metrics, including the following key operating metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

Customers

We track the number of residential, commercial and government customers where we have installed or contracted to install a solar energy system, or performed or contracted to perform an energy-related consultation or other energy efficiency services. We believe that the relationship we establish with building owners, together with the energy-related information we obtain about the buildings, position us to provide the owners with additional solutions to further lower their energy costs. Our cumulative number of customers increased by 19% to 110,662 as of March 31, 2014 from 92,998 as of December 31, 2013.

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

The following table sets forth our cumulative number of energy contracts as of the dates presented:

	March 31, 2014	December 31, 2013
Cumulative energy contracts	100,609	83,265

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

The following table sets forth the megawatt production capacity of solar energy systems that we have deployed during the periods presented and the cumulative megawatts deployed as of the end of each period presented:

	Three Months Ended March 31,
	2014	2013
Megawatts deployed	82	46
Cumulative megawatts deployed	649	333

Nominal Contracted Payments

Our leases and power purchase agreements create long-term recurring customer payments. We use a portion of the value created by these contracts, which we refer to as “nominal contracted payments,” together with the value attributable to ITCs, accelerated depreciation, solar renewable energy credits, performance-based incentives, state tax benefits and rebates to cover the fixed and variable costs associated with installing solar energy systems.

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

The following table sets forth, with respect to our leases and power purchase agreements, the estimated aggregate nominal contracted payments remaining as of the dates presented (in thousands):

	March 31, 2014	December 31, 2013
Estimated aggregate nominal contracted payments remaining	$2,500,831	$1,990,059

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

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2014 from those disclosed in our annual report on Form 10-K for the year ended December 31, 2013.

Results of Operations

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated (in thousands, except share and per share amounts).

	Three Months Ended March 31,
	2014	2013
Revenue:
Operating leases and solar energy systems incentives	$29,072	$15,089
Solar energy systems and component sales	34,474	14,899

Total revenue	63,546	29,888

Cost of revenue:
Operating leases and solar energy systems incentives	15,979	5,752
Solar energy systems and component sales	32,782	16,707

Total cost of revenue	48,761	22,459

Gross profit	14,785	7,529
Operating expenses:
Sales and marketing	46,850	17,879
General and administrative	34,934	16,371

Total operating expenses	81,784	34,250

Loss from operations	(66,999)	(26,721)
Interest expense, net	7,979	6,319
Other expense, net	25	140

Loss before income taxes	(75,003)	(33,180)
Income tax (provision) benefit	(215)	105

Net loss	(75,218)	(33,075)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(51,155)	7,842

Net loss attributable to stockholders	$(24,063)	$(40,917)

Net loss per share attributable to common stockholders:
Basic	$(0.26)	$(0.54)

Diluted	$(0.26)	$(0.54)

Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic	91,412,126	75,186,430

Diluted	91,142,126	75,186,430

Revenue

	Three Months Ended March 31,		Change
(Dollars in thousands)	2014	2013	$	%
Operating leases and solar energy systems incentives	$29,072	$15,089	$13,983	93%
Solar energy systems sales	34,474	14,899	19,575	131%

Total revenue	$63,546	$29,988	$33,558	112%

Total revenue increased by $33.6 million, or 112%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.

Operating leases and solar energy systems incentives revenue increased by $14.0 million, or 93%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. This increase was attributable to the increase in solar energy systems placed in service under leases and power purchase agreements between April 1, 2013 and March 31, 2014. The average of the aggregate megawatt production capacity of solar energy systems in service under leases and power purchase agreements increased by 108% for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. This significant growth was attributable to our continued success in the installation and operation of solar energy systems under lease and power purchase agreements in new and existing markets. However, the impact of the installed base on the increase in revenue varied by the mix between solar energy systems under leases, for which revenue is recognized on a straight-line basis over the lease term, and power purchase agreements, for which revenue is recognized based on energy produced, and also when the systems were placed in service. The relative percentage of systems under power purchase agreements increased from 47% to 55% from April 1, 2013 to March 31, 2014, which increased the effect of seasonality in 2014 as compared to 2013.

Revenue from sales of solar energy systems and components increased by $19.6 million, or 131%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. This increase was primarily due to a $17.5 million increase in revenue from a long-term solar energy system sales contract recognized on the percentage-of-completion basis, a $3.7 million increase in revenue from sales to commercial customers and a $2.4 million increase in revenue from sales to residential customers. These increases were partially offset by a $9.5 million decrease in revenue from sales to a government entity and a $2.6 million decrease in revenue from sales of energy efficiency products and services. In addition, during the three months ended March 31, 2014, revenue for the three months ended March 31, 2014 includes $8.6 million of revenue related to the sale of Zep Solar products. Zep Solar was a business that we acquired in December 2013, and the sales of these products were made to satisfy orders from third-party customers that were outstanding prior to our acquisition. We do not have plans and do not expect to sell Zep Solar products in the domestic market in the foreseeable future, but we are currently exploring selling these products in international markets.

Cost of Revenue, Gross Profit and Gross Profit Margin

	Three Months Ended March 31,		Change
(Dollars in thousands)	2014	2013	$	%
Operating leases and solar energy systems incentives	$15,979	$5,752	$10,227	178%
Gross profit of operating leases and solar energy systems incentives	13,093	9,337	3,756	40%
Gross profit margin of operating leases and solar energy systems incentives	45%	62%
Solar energy systems sales	$32,782	$16,707	$16,075	96%
Gross profit (loss) of solar energy systems sales	1,692	(1,808)	3,500	194%
Gross profit (loss) margin of solar energy systems sales	5%	(12)%
Total cost of revenue	$48,761	$22,459	$26,302	117%
Total gross profit	14,785	7,529	7,256	96%
Total gross profit margin	23%	25%

Cost of operating leases and solar energy systems incentives revenue increased by $10.2 million, or 178%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. This increase was primarily due to the increase in depreciation arising from the higher aggregate cost of solar energy systems placed under operating leases that were interconnected and increased costs associated with maintenance of these solar energy systems. The gross profit margin of operating leases and solar energy systems incentives decreased to 45% for the three months ended March 31, 2014 from 62% for the three months ended March 31, 2013 primarily due to the percentage of depreciation expense that was offset by the amortization of U.S. Treasury grants received decreased from 49% for the three months ended March 31, 2013 to 29% for the three months ended March 31, 2014 due to the winding-down of the U.S. Treasury grant program. Additionally, we incurred $3.5 million of increased period costs related to our warranties to our customers, our dedicated operations and maintenance department and cancellations of contracts by lease customers prior to completion of solar energy system installations. We also incurred $0.9 million in the three months ended March 31, 2014 related to amortization of intangible assets acquired through the Zep Solar acquisition.

Cost of solar energy systems sales increased by $16.1 million, or 96%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. This increase was primarily due to the increase in sales of solar energy systems and the cost of Zep Solar products sold to a third-party customer. Gross margins improved from (12)% to 5% primarily due to the higher margins recognized from sales of Zep Solar products. In addition, we recorded a $0.7 million lower provision for warranty and anticipated losses on solar energy system sales contracts.

Operating Expenses

	Three Months Ended March 31,		Change
(Dollars in thousands)	2014	2013	$	%
Sales and marketing expense	$46,850	$17,879	$28,971	162%
General and administrative expense	34,934	16,371	18,563	113%

Total operating expenses	$81,784	$34,250	$47,534	139%

Sales and marketing expense increased by $29.0 million, or 162%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. This increase was primarily due to more expansive sales and marketing efforts, which have resulted in increased bookings of lease contracts and power purchase agreements. In particular, we acquired a leading direct-to-consumer marketer, Paramount Energy, including its employees, technology and tools, in the third quarter of 2013, and we created a dedicated door-to-door direct sales group in the fourth quarter of 2013. These increased the average number of personnel in sales and marketing departments by 159% for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. As a result of this growth in headcount, employee compensation costs increased by $19.2 million, including $2.5 million attributable to stock-based compensation, and allocated facilities and operations costs increased by $0.3 million. In addition, promotional marketing costs increased by $3.2 million and, during the three months ended March 31, 2014, we amortized $2.9 million of marketing-related intangible assets acquired through the Paramount Energy and Zep Solar acquisitions. We also wrote-off $0.8 million of the solar energy system backlog acquired through the Paramount Energy acquisition due to subsequent customer cancellations, and we recognized $1.1 million of sales and marketing costs incurred by Zep Solar, during the three months ended March 31, 2014. We expect that our increased investment in sales and marketing efforts will continue to drive the future growth of our business.

General and administrative expense increased by $18.6 million, or 113%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. This increase was primarily due to the increase in the average number of personnel in general and administrative departments by 36% for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. As a result of this growth in headcount, employee compensation costs increased by $8.8 million, including $7.2 million attributable to stock-based compensation, and allocated facilities and operations costs increased by $1.0 million. In addition, increased costs of compliance with requirements as a public company and the increase in general business activity contributed to the increase in professional service costs of $4.5 million. We also recognized $4.1 million of general and administrative costs incurred by Zep Solar, including $1.6 million attributable to stock-based compensation, during the three months ended March 31, 2014.

Other Income and Expenses

	Three Months Ended March 31,		Change
(Dollars in thousands)	2014	2013	$	%
Interest expense, net	$7,979	$6,319	$1,660	26%
Other expense, net	25	140	(115)	(82)%

Total interest and other expenses, net	$8,004	$6,459	$1,545	24%

Interest expense, net, increased by $1.7 million, or 26%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. This increase in interest expense, net, related to borrowings was the result of higher average carrying balances on our borrowing facilities for the three months ended March 31, 2014 as compared to the three ended March 31, 2013. The increase in interest expense, net, related to borrowings was offset by a $2.5 million decrease in interest expense related to lease pass-through financing obligations mainly due to lower average carrying balances of our lease pass-through financing obligations for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.

Other expense, net, decreased by $0.1 million, or 82%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended March 31,		Change
(Dollars in thousands)	2014	2013	$	%
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(51,155)	$7,842	$(58,997)	752%

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

The net loss attributable to noncontrolling interests and redeemable noncontrolling interests for the three months ended March 31, 2014 was $51.2 million while the net income attributable to noncontrolling interests and redeemable noncontrolling interests for the three months ended March 31, 2013 was $7.8 million. The net loss allocation to noncontrolling interests and redeemable noncontrolling interests for the three months ended March 31, 2014 was primarily due to the $55.5 million loss allocation from financing funds into which we were selling or contributing assets. This loss allocation was partially offset by a $2.1 million income allocation related to financing funds that were fully funded and that we were not selling or contributing additional assets. Additionally, $2.3 million of income was allocated to noncontrolling interests and redeemable noncontrolling interests in an entity that has a lease pass-through joint venture arrangement with us. The net income allocation to noncontrolling interests and redeemable noncontrolling interests for the three months ended March 31, 2013 was mainly due to income allocated to investors in funds that were fully funded partially offset by losses allocated to investors in funds into which we were selling or contributing assets.

Liquidity and Capital Resources

The following table summarizes our condensed consolidated cash flows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Net cash (used in) provided by operating activities	$(23,308)	$1,508
Net cash used in investing activities	(192,574)	(133,186)
Net cash provided by financing activities	158,353	98,892

Net decrease in cash and cash equivalents	$(57,529)	$(32,786)

We finance our operations, including the costs of acquisition and installation of solar energy systems, mainly through a variety of financing fund arrangements that we have formed with fund investors, credit facilities from banks, equity offerings and cash generated from our operations. As described below under “—Financing Activities—Financing Fund Commitments,” as of March 31, 2014, we had $545.5 million of available commitments from our fund investors, including a $344.0 million financing fund structured as a debt facility, that would be available through our asset monetization strategy.

While we had a net loss for the three months ended March 31, 2014, we believe that our existing cash and cash equivalents, funds available under a secured credit facility and funds available in our existing financing funds that can be drawn-down through our asset monetization strategy will be sufficient to meet our cash requirements for at least the next 12 months.

Operating Activities

In the three months ended March 31, 2014, we utilized $23.3 million in net cash from operations. This cash outflow primarily resulted from a net loss of $75.2 million, reduced by non-cash items such as depreciation and amortization of $19.0 million, stock-based compensation of $12.8 million and interest on lease pass-through financing obligations of $1.4 million and increased by a reduction in lease pass-through financing obligation of $10.3 million. This cash outflow also increased in part due to a decrease in accounts payable of $22.7 million as we paid our suppliers, a decrease in accrued and other liabilities of $7.4 million, an increase in prepaid and other current assets of $8.1 million. This cash outflow was offset by an increase in deferred revenue of $58.4 million relating to upfront lease payments received from customers and solar energy system incentive rebate payments received from various state and local governments and deferred investment tax credits revenue, a decrease in restricted cash of $12.8 million and a decrease in inventories of $5.2 million.

In the three months ended March 31, 2013, we generated $1.5 million in net cash from operations. This cash inflow primarily resulted from an increase in deferred revenue of $33.8 million relating to upfront lease payments received from customers and solar energy system incentive rebate payments received from various state and local governments, a decrease in inventories of $9.8 million, a decrease in accounts receivable of $5.6 million and a decrease in incentive rebate receivable of $1.2 million. The cash inflow was offset in part by an increase in prepaid expenses and other current assets of $10.8 million, a decrease in accrued and other liabilities of $8.3 million, a decrease in accounts payable of $5.5 million and a net loss of $33.1 million, reduced by non-cash items such as depreciation and amortization of $7.3 million, stock-based compensation of $2.5 million and interest on lease pass-through financing obligation of $3.9 million and increased by a reduction in lease pass-through financing obligation of $5.5 million.

Investing Activities

Our investing activities consisted primarily of capital expenditures.

In the three months ended March 31, 2014, we used $192.6 million in investing activities. Of this amount, we used $187.4 million on the design, acquisition and installation of solar energy systems under operating leases with our customers and $4.7 million in the acquisition of vehicles, office equipment, leasehold improvements and furniture and $0.5 million for the acquisition of the redeemable noncontrolling interest related to a single joint venture financing fund.

In the three months ended March 31, 2013, we used $133.2 million in investing activities. Of this amount, we used $130.8 million on the design, acquisition and installation of solar energy systems under operating leases with our customers and $2.4 million in the acquisition of vehicles, office equipment, leasehold improvements and furniture.

Financing Activities

In the three months ended March 31, 2014, we generated $158.4 million from financing activities. We received $100.5 million, net of lender fees, from long-term debt and repaid $51.0 million of long-term debt. We also repaid $0.4 million of our capital lease obligation. We received $0.2 million from U.S. Treasury Department grants associated with solar energy systems that we had leased to customers. We received $7.7 million from fund investors in our lease pass-through financing funds and paid $6.4 million to fund investors in our lease pass-through financing funds. We also generated $113.4 million from proceeds from investments by various fund investors in our joint ventures and paid distributions to fund investors of $9.3 million. Additionally, we received $5.1 million from the issuance of common stock upon the exercise of stock options for cash.

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

Secured Credit Agreements, Solar Asset-backed Notes and Financing Fund Commitments

There were no material changes to our secured credit agreements, solar asset-backed notes and financing fund commitments during the three months ended March 31, 2014 from those disclosed in our annual report on Form 10-K for the year ended December 31, 2013 other than as noted under Liquidity and Capital Resources above and as noted below.

On January 6, 2014, our existing term loan agreement was amended to increase the maximum term loan availability from $100.0 million to $158.0 million.

On January 13, 2014, the contractual terms of an existing financing fund were amended to increase the total available financing by $40.0 million to $80.0 million.

On February 4, 2014, one of our subsidiaries entered into an agreement with a syndicate of banks for a term loan of $100.0 million. On February 20, 2014, the agreement was amended to increase the maximum term loan availability to $220.0 million. On March 20, 2014, the agreement was further amended to increase the maximum term loan availability to $250.0 million. The term loan bears interest at an annual rate of LIBOR plus 3.25% or, at our option, 3.25% plus the higher of (i) the federal funds rate plus 0.50%, (ii) Bank of America’s published “prime rate” or (iii) LIBOR plus 1.00%. As of March 31, 2014, the interest rate was 3.40%. The term loan is secured by the assets and cash flows of the subsidiary and is non-recourse to our other assets. The term loan matures on December 31, 2016. Through March 31, 2014, we had borrowed an aggregate of $19.9 million, net of fees, under the term loan, all of which are included in the condensed consolidated balance sheets under long-term debt, net of current portion. We were in compliance with all debt covenants as of March 31, 2014.

On February 21, 2014, one of our subsidiaries entered into a new lease pass-through fund arrangement with an existing fund investor. The total available financing under the lease pass-through fund arrangement is $100.0 million.

In April 2014, we issued $70.2 million in aggregate principal of Solar Asset-backed Notes through a special purpose entity, or SPE, that is wholly owned by us. The Solar Asset-backed Notes were issued at a discount of 0.01%. The Solar Asset-backed Notes bear interest at a fixed rate of 4.59% per annum and have a final maturity date of April 20, 2044. The cash flows generated by the assets in the SPE will be used to service the monthly principal and interest payments on the Solar Asset-backed Notes. The SPE’s assets and cash flows will not be available to our other creditors, and the creditors of the SPE, including the Solar Asset-backed Note holders, will have no recourse to our other assets.

In April and May 2014, we formed three new financing funds with three fund investors, including two new fund investors, to provide aggregate available financing of up to $240.0 million from the fund investors.

Off-Balance Sheet Arrangements

We include in our condensed consolidated financial statements all assets, liabilities and results of operations of the financing fund arrangements that we have entered into. We have not entered into any other transactions that have resulted in unconsolidated entities, partnerships or SPEs. Accordingly, we do not have any off-balance sheet arrangements.

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

Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and operating expenses and reducing our funds available for capital investments, operations or other purposes. In addition, we must use a substantial portion of our cash inflows to service our borrowings, which may affect our ability to make acquisitions or capital expenditures. A hypothetical 10% change in our interest rates would have increased our interest expense for the three months ended March 31, 2014 and 2013 by $0.2 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014 pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our chief executive officer and chief financial officer concluded that, as a result of material weaknesses in our internal control over financial reporting, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, our disclosure controls and procedures were not effective as of March 31, 2014.

Previously Reported Material Weakness

Our management concluded that our internal control over financial reporting and our disclosure controls and procedures were ineffective as of December 31, 2013 as a result of four material weaknesses we identified in our internal control over financial reporting relating to (i) the costing of our solar system installations, (ii) accounting for and classification of redeemable noncontrolling interests, (iii) segregation of incompatible duties at our lease administrator and our controls over the data received from our administrator, and (iv) certain areas of our financial statement close process. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In response to the material weaknesses described above, during the three months ended March 31, 2014, we began implementing and evaluating new controls and procedures. Though management is still evaluating the design of these new procedures, we believe that our improved processes and procedures will assist in the remediation of our material weaknesses. Once placed in operation for a sufficient period of time, we will subject these procedures to appropriate tests, in order to determine whether they are operating effectively. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting

With the oversight of senior management and our audit committee, we have begun taking steps to remediate the underlying causes of the material weaknesses. Other than with respect to the ongoing plan for remediation of the material weaknesses, there has been no change to our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 28, 2014, a purported stockholder class action lawsuit was filed in the United States District Court for the Northern District of California against the Company and two of its officers. The complaint alleges claims for violations of the federal securities laws, and seeks unspecified compensatory damages and other relief on behalf of a purported class of purchasers of our securities from March 6, 2013 to March 18, 2014. The Company believes that the claims against it are without merit and intends to defend the litigation vigorously. The Company has not recognized any liability as a result of this matter.

From time to time, we may be involved in various legal proceedings that arise from the normal course of business activities. In addition, from time to time, third parties may assert intellectual property infringement, commercial, employment, business practices and other claims against us in the form of letters and other forms of communication. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our results of operations, prospects, cash flows, financial position and brand. See Note 15 to the Consolidated Financial Statements, Commitments and Contingencies, of this quarterly report on Form 10-Q as well as Part I, Item 3 of our annual report on Form 10-K for the year ended December 31, 2013 for a description of certain pending proceedings which did not materially change during the quarter ended March 31, 2014.

ITEM 1A. RISK FACTORS

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

Federal, state and local government regulations and policies concerning the electric utility industry, and internal policies and regulations promulgated by electric utilities, heavily influence the market for electricity generation products and services. These regulations and policies often relate to electricity pricing and the interconnection of customer-owned electricity generation. In the United States, governments and utilities continuously modify these regulations and policies. These regulations and policies could deter potential customers from purchasing renewable energy, including solar energy systems. This could result in a significant reduction in the potential demand for our solar energy systems. For example, utilities commonly charge fees to larger, industrial customers for disconnecting from the electric grid or for having the capacity to use power from the electric grid for back-up purposes. These fees could increase our customers’ cost to use our systems and make our product offerings less desirable, thereby harming our business, prospects, financial condition and results of operations. In addition, depending on the region, electricity generated by solar energy systems competes most effectively with expensive peak-hour electricity from the electric grid, rather than the less expensive average price of electricity. Modifications to the utilities’ peak hour pricing policies or rate design, such as to a flat rate, would require us to lower the price of our solar energy systems to compete with the price of electricity from the electric grid.

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

The federal government currently offers a 30% investment tax credit under Section 48(a)(3) of the Internal Revenue Code, or the Federal ITC, for the installation of certain solar power facilities until December 31, 2016. This credit is due to adjust to 10% in 2017. Solar energy systems that began construction prior to the end of 2011 were eligible to receive a 30% federal cash grant paid by the U.S. Treasury Department under Section 1603 of the American Recovery and Reinvestment Act of 2009, or the U.S. Treasury grant, in lieu of the Federal ITC. Pursuant to the Budget Control Act of 2011, U.S. Treasury grants are subject to sequestration beginning in 2013. Specifically, U.S. Treasury grants made on or after October 1, 2013 through September 30, 2014 will be reduced by 7.2%, regardless of when the U.S. Treasury received the application. As a result, for all applications pending or submitted prior to March 31, 2014, we expect to suffer grant shortfalls of approximately $1.3 million associated with our financing funds. Applicable authorities may adjust or decrease incentives from time to time or include provisions for minimum domestic content requirements or other requirements to qualify for these incentives.

Reductions in, or eliminations or expirations of, governmental incentives could adversely impact our results of operations and ability to compete in our industry by increasing our cost of capital, causing us to increase the prices of our energy and solar energy systems, and reducing the size of our addressable market. In addition, this would adversely impact our ability to attract investment partners and to form new financing funds and our ability to offer attractive financing to prospective customers. For the quarter ended March 31, 2014, approximately 98.7% of new customers chose to enter into financed lease or power purchase agreements rather than buying a solar energy system for cash.

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

The U.S. Treasury Department has previously determined in some instances to award U.S. Treasury grants for our solar energy systems at a materially lower value than we had established in our appraisals and, as a result, we have been required to pay our fund investors a true-up payment or contribute additional assets to the associated financing funds. It is possible that the U.S. Treasury Department will make similar determinations in the future. In response to such shortfalls, two of our financing funds filed a lawsuit in the United States Court of Federal Claims to recover the difference between the U.S. Treasury grants they sought and the amounts the U.S. Treasury paid; to the extent that these lawsuits are successful, any recovery would be used to repay us for amounts we previously reimbursed those funds. Our fund investors are contributing to our financing funds at the amounts the U.S. Treasury Department has most recently awarded on similarly situated energy systems to reduce or eliminate the need for us to subsequently pay those fund investors true-up payments or contribute additional assets to the associated financing funds.

If the Internal Revenue Service or the U.S. Treasury Department further disagrees now or in the future, as a result of any pending or future audit, the outcome of the Department of Treasury Inspector General investigation, the change in guidelines or otherwise, with the fair market value of more of our solar energy systems that we have constructed or that we construct in the future, including any systems for which grants have already been paid, and determines we have claimed too high of a fair market value, it could have a material adverse effect on our business, financial condition and prospects. For example, a hypothetical five percent downward adjustment in the fair market value in the approximately $501.2 million of U.S. Department of Treasury grant applications that have been awarded from the beginning of the U.S. Treasury grant program through March 31, 2014 would obligate us to repay approximately $25.1 million to our fund investors.

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

We are taking and have taken numerous steps to remediate these material weaknesses and improve our internal control over financial reporting. In connection with this quarterly report on Form 10-Q, our management has performed an evaluation of our internal control over financial reporting as of March 31, 2014 pursuant to Section 404 of the Sarbanes-Oxley Act, and has concluded that our internal control over financial reporting and our disclosure controls and procedures were ineffective as of March 31, 2014.

If in the future, we are not able to implement and maintain effective internal control over financial reporting and disclosure controls and procedures, or if additional material weaknesses are discovered in future periods, a risk that is significantly increased in light of the complexity of our business, we may be unable to accurately and timely report our financial position, results of operations, cash flows or key operating metrics, which could result in additional late filings of our annual and quarterly reports under the Exchange Act, additional restatements of our consolidated financial statements or other corrective disclosures, a decline in our stock price, suspension or delisting of our common stock by the NASDAQ Global Select Market, an inability to access the capital and commercial lending markets, defaults under our credit and other agreements, or other material adverse effects on our business, reputation, results of operations, financial condition or liquidity.

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

Since our formation in 2006, we have focused our efforts primarily on the sales, financing, engineering, installation and monitoring of solar energy systems for residential, commercial and government customers. We launched our pilot commercial and residential energy storage products and services in late-2013, and revenue attributable to this line of business has not been material compared to revenue attributable to our solar energy systems. We may be unsuccessful in significantly broadening our customer base through installation of solar energy systems within our current markets or in new markets we may enter. Additionally, we cannot assure you that we will be successful in generating substantial revenue from our current energy-related products and services or from any additional products and services we may introduce in the future. Our limited operating history, combined with the rapidly evolving and competitive nature of our industry, may not provide an adequate basis for you to evaluate our operating and financing results and business prospects. In addition, we only have limited insight into emerging trends that may adversely impact our business, prospects and operating results. As a result, our limited operating history may impair our ability to accurately forecast our future performance.

We have incurred losses and may be unable to achieve or sustain profitability in the future.

We have incurred net losses in the past, and we had an accumulated deficit of $226.4 million as of March 31, 2014. We may incur net losses from operations as we increase our spending to finance the expansion of our operations, expand our installation, engineering, administrative, sales and marketing staffs, and implement internal systems and infrastructure to support our growth. We do not know whether our revenue will grow rapidly enough to absorb these costs, and our limited operating history makes it difficult to assess the extent of these expenses or their impact on our operating results. Our ability to achieve profitability depends on a number of factors, including:

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the listing requirements of the NASDAQ Global Select Market and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results and maintain effective disclosure controls and procedures and internal control over financial reporting. To maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future, which will increase our costs and expenses.

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

Our total consolidated indebtedness was $582.6 million as of March 31, 2014. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including our 2.75% Convertible Senior Notes due 2018 issued in November 2013 (the “Notes”), depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

We have entered into several secured credit agreements, including a working capital facility under which we may currently borrow up to $250.0 million (with $160.5 million currently committed from several lenders and an additional $89.5 million subject to further conditions) that matures in December 2016. The working capital facility requires us to comply with certain financial, reporting and other requirements. The timing of our commercial projects has on occasion adversely affected our ability to satisfy certain financial covenants under these or prior facilities. While our lenders have given us waivers of certain covenants we have not satisfied in the past, there is no assurance that the lenders will waive or forbear from exercising their remedies with respect to any future defaults that might occur. For example, in May 2013, we executed amendments to two of our then outstanding secured credit facilities and obtained a waiver from our lenders under our third secured credit facility so that financial covenants regarding debt service coverage for the first quarter of 2013 would not apply to us because our trailing twelve-month non-GAAP EBITDA would have been insufficient to satisfy the covenants. In June 2013, we amended the debt service coverage ratio in our remaining two secured credit facilities to limit debt service to only cash interest charges. While we believe that some of the financial and other covenants are generally more favorable to us following these changes, a breach of our covenants may still occur in the future.

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

The trading price of our common stock has been volatile since our initial public offering. Since shares of our common stock were sold in our initial public offering in December 2012 at a price of $8.00 per share, the reported high and low sales prices of our common stock on the NASDAQ Global Select Market has ranged from $9.20 to $88.35 per share, through May 6, 2014. The market price of our common stock may fluctuate widely in response to many risk factors listed in this section and others beyond our control, including:

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

As of March 31, 2014, our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, owned approximately 53% of the outstanding shares of our common stock. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might affect the market price of our common stock.

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

Date: May 7, 2014

SOLARCITY CORPORATION

By:	/s/ LYNDON R. RIVE
Lyndon R. Rive
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.14*	Loan Agreement among Hammerhead Solar, LLC (an indirect wholly owned subsidiary of the Registrant), Bank of America, N.A. and other banks and financial institutions party thereto, dated as of February 4, 2014

10.14a*	Upsizing Amendment and Acknowledgment among Hammerhead Solar, LLC (an indirect wholly owned subsidiary of the Registrant), Bank of America, N.A. and other banks and financial institutions party thereto, dated as of February 20, 2014

10.14b*	Second Upsizing Amendment among Hammerhead Solar, LLC (an indirect wholly owned subsidiary of the Registrant), Bank of America, N.A. and other banks and financial institutions party thereto, dated as of March 20, 2014

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS††	XBRL Instance Document.

101.SCH††	XBRL Taxonomy Schema Linkbase Document.

101.CAL††	XBRL Taxonomy Calculation Linkbase Document.

101.DEF††	XBRL Taxonomy Definition Linkbase Document.

101.LAB††	XBRL Taxonomy Labels Linkbase Document.

101.PRE††	XBRL Taxonomy Presentation Linkbase Document.

*	Confidential treatment requested as to certain portions of this exhibit, which portions have been omitted and submitted separately to the Securities and Exchange Commission.
†	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of SolarCity Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
††	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and is otherwise not subject to liability under these sections.