Form 10-Q
period 2014-06-30
SOLARCITY CORP
filed 2014-08-07
CIK 1408356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

The number of shares outstanding of the registrant’s common stock as of July 31, 2014 was 92,691,651.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The discussion in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies; anticipated future financial results; expected trends in certain financial and operating metrics; our belief that tracking the aggregate megawatt, or MW, production capacity of our systems is an indicator of the growth rate of our solar energy systems business; projections on growth in the markets that we operate and our growth rates; pricing trends, including our ability to achieve economies of scale in both installation and capital costs; our proposed acquisition of Silevo, Inc., including our ability to successfully integrate its business, operations and personnel and achieve manufacturing economies of scale and associated cost reductions; our belief that adequate surplus capacity of non-tariff solar panels is available to suit our future needs and the costs of solar energy system components; projections relating to our use of and reliance on U.S. Treasury grants and federal, state and local incentives and tax attributes; our regulatory status as a non-utility; our ability to continue to meet the regulatory requirements of a public company; expansion and hiring plans; product development efforts and customer preferences; the fair market value of our solar energy systems, including amounts potentially payable to our fund investors as a result of decreased fair market value determinations by the U.S. Treasury Department; the life and durability of our solar systems and equipment, and anticipated contract renewals; the success of our sales and marketing efforts; the performance of our SolarStrong project; our plans to sell Zep Solar products; our internal control environment and our remediation efforts with respect to our material weaknesses; the payment of future dividends; and our belief as to the sufficiency of our existing cash and cash equivalents, funds available under our secured credit facilities and funds available under existing financing funds to meet our working capital and operating resource requirements for the next 12 months.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SolarCity Corporation

Condensed Consolidated Balance Sheets

(In Thousands, Except Share Par Values)

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$405,261	$577,080
Restricted cash	24,060	19,182
Accounts receivable (net of allowances for doubtful accounts of $1,225 and $955 as of June 30, 2014 and December 31, 2013, respectively)	22,268	23,011
Rebates receivable	24,819	20,131
Inventories	143,917	111,394
Deferred income tax asset	9,619	9,845
Prepaid expenses and other current assets	43,971	27,020

Total current assets	673,915	787,663
Restricted cash	301	301
Solar energy systems, leased and to be leased – net	2,109,343	1,682,521
Property and equipment – net	29,149	22,407
Goodwill and intangible assets – net	266,996	278,169
Other assets	62,607	38,473

Total assets(1)	$3,142,311	$2,809,534

Liabilities and equity
Current liabilities:
Accounts payable	$141,845	$121,556
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	11,788	20,390
Current portion of deferred U.S. Treasury grants income	15,331	15,340
Accrued and other current liabilities	83,297	72,157
Customer deposits	7,167	8,828
Current portion of deferred revenue	77,206	59,899
Current portion of long-term debt	136,170	7,422
Current portion of solar asset-backed notes	5,948	3,155
Current portion of lease pass-through financing obligation	32,161	29,041
Current portion of sale-leaseback financing obligation	433	418

Total current liabilities	511,346	338,206
Deferred revenue, net of current portion	496,003	410,161
Long-term debt, net of current portion	264,665	238,612
Convertible senior notes	230,000	230,000
Solar asset-backed notes, net of current portion	114,993	49,780
Long-term deferred tax liability	9,019	9,238
Lease pass-through financing obligation, net of current portion	56,463	64,167
Sale-leaseback financing obligation, net of current portion	14,117	14,338
Deferred U.S. Treasury grants income, net of current portion	405,168	412,469
Other liabilities and deferred credits	173,568	193,439

Total liabilities(1)	2,275,342	1,960,410
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests in subsidiaries	123,926	44,709
Stockholders’ equity:
Common stock, $0.0001 par value – authorized, 1,000,000 shares as of June 30, 2014 and December 31, 2013; issued and outstanding, 92,523 and 91,009 shares as of June 30, 2014 and December 31, 2013, respectively	10	10
Additional paid-in capital	869,722	819,914
Accumulated deficit	(274,041)	(202,326)

Total stockholders’ equity	595,691	617,598
Noncontrolling interests in subsidiaries	147,352	186,817

Total equity	743,043	804,415

Total liabilities and equity	$3,142,311	$2,809,534

(1)	SolarCity Corporation’s, or the Company’s, consolidated assets as of June 30, 2014 and December 31, 2013 include $1,099,199 and $823,165, respectively, being assets of variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs. These assets include solar energy systems, leased and to be leased—net, of $1,010,998 and $759,148 as of June 30, 2014 and December 31, 2013, respectively; cash and cash equivalents of $48,421 and $35,141 as of June 30, 2014 and December 31, 2013, respectively; restricted cash, short term, of $459 and $115 as of June 30, 2014 and December 31, 2013, respectively; accounts receivable, net, of $6,677 and $4,802 as of June 30, 2014 and December 31, 2013, respectively; prepaid expenses and other assets of $7,855 and $3,831 as of June 30, 2014 and December 31, 2013, respectively; rebates receivable of $22,277 and $17,351 as of June 30, 2014 and December 31, 2013, respectively; and other assets of $2,512 and $2,777 as of June 30, 2014 and December 31, 2013, respectively. The Company’s consolidated liabilities as of June 30, 2014 and December 31, 2013 include $21,760 and $32,029, respectively, being liabilities of VIEs whose creditors have no recourse to the Company. These liabilities include distributions payable to noncontrolling interests in subsidiaries and redeemable noncontrolling interests in subsidiaries of $11,788 and $20,390 as of June 30, 2014 and December 31, 2013, respectively; customer deposits of $3,946 and $5,291 as of June 30, 2014 and December 31, 2013, respectively; accrued liabilities and other payables of $426 and $615 as of June 30, 2014 and December 31, 2013, respectively; and bank borrowings of $5,600 and $5,733 as of June 30, 2014 and December 31, 2013, respectively.

See further description in Note 9, VIE Arrangements.

See accompanying notes.

SolarCity Corporation

Condensed Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Operating leases and solar energy systems incentives	$43,181	$20,608	$72,253	$35,697
Solar energy systems and components sales	18,153	17,341	52,627	32,240

Total revenue	61,334	37,949	124,880	67,937
Cost of revenue:
Operating leases and solar energy systems incentives	20,826	6,794	36,805	12,546
Solar energy systems and components sales	17,635	23,014	50,417	39,721

Total cost of revenue	38,461	29,808	87,222	52,267

Gross profit	22,873	8,141	37,658	15,670
Operating expenses:
Sales and marketing	55,771	21,344	102,621	39,223
General and administrative	38,387	21,917	71,398	38,028
Research and development	3,000	349	4,923	609

Total operating expenses	97,158	43,610	178,942	77,860

Loss from operations	(74,285)	(35,469)	(141,284)	(62,190)
Interest expense – net	12,892	5,421	20,871	11,740
Other expense – net	1,307	162	1,332	302

Loss before income taxes	(88,484)	(41,052)	(163,487)	(74,232)
Income tax benefit (provision)	24	(25)	(191)	80

Net loss	(88,460)	(41,077)	(163,678)	(74,152)
Net (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests	(40,808)	(1,614)	(91,963)	6,228

Net loss attributable to stockholders	$(47,652)	$(39,463)	$(71,715)	$(80,380)

Net loss attributable to common stockholders
Basic	$(47,652)	$(39,463)	$(71,715)	$(80,380)
Diluted	$(47,652)	$(39,463)	$(71,715)	$(80,380)
Net loss per share attributable to common stockholders
Basic	$(0.52)	$(0.52)	$(0.78)	$(1.06)
Diluted	$(0.52)	$(0.52)	$(0.78)	$(1.06)
Weighted average shares used to compute net loss per share attributable to common stockholders
Basic	92,251,767	76,529,698	91,833,936	75,861,802
Diluted	92,251,767	76,529,698	91,833,936	75,861,802

See accompanying notes.

SolarCity Corporation

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Operating activities:
Net loss	$(163,678)	$(74,152)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss on disposal of property and equipment and construction in progress	1,227	18
Depreciation and amortization net of amortization of deferred U.S. Treasury grant income	39,982	15,627
Interest on lease pass-through financing obligation	5,807	6,869
Stock-based compensation	28,891	7,552
Deferred income taxes	7	3
Reduction in lease pass-through financing obligation	(23,041)	(14,239)
Changes in operating assets and liabilities:
Restricted cash	(4,878)	(1,591)
Accounts receivable	743	641
Rebates receivable	(4,688)	(2,734)
Inventories	(32,498)	19,343
Prepaid expenses and other current assets	(16,732)	(12,717)
Other assets	(5,201)	(2,190)
Accounts payable	20,289	14,719
Accrued and other liabilities	(7,512)	30,525
Customer deposits	(1,661)	(91)
Deferred revenue	103,149	79,551

Net cash (used in) provided by operating activities	(59,794)	67,134
Investing activities:
Payments for the cost of solar energy systems, leased and to be leased	(450,296)	(280,451)
Purchase of property and equipment	(7,610)	(3,893)
Investment in promissory notes receivable and other advances	(11,000)	—
Payments to acquire redeemable noncontrolling interest in a subsidiary	(450)	—

Net cash used in investing activities	(469,356)	(284,344)
Financing activities:
Investment fund financings, bank and other borrowings:
Borrowings under long-term debt	198,935	34,464
Repayments of long-term debt	(52,289)	(18,616)
Proceeds from issuance of solar asset-backed notes	67,435	—
Repayments of borrowings under solar asset-backed notes	(2,187)	—
Payment of deferred purchase consideration	(957)	—
Repayments of sale-leaseback financing obligation	(206)	(191)
Proceeds from lease pass-through financing obligation	19,001	20,592
Repayments of lease pass-through financing obligation	(6,351)	—
Repayment of capital lease obligations	(382)	(1,212)
Proceeds from investment by noncontrolling interests and redeemable noncontrolling interests in subsidiaries	216,096	146,071
Distributions paid to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	(90,533)	(76,236)
Proceeds from U.S. Treasury grants	360	98,484

Net cash provided by financing activities before equity issuances	348,922	203,356
Equity issuances:
Proceeds from exercise of stock options	8,409	5,346
Proceeds from exercise of common stock warrants	—	8,034

Net cash provided by equity issuances	8,409	13,380

Net cash provided by financing activities	357,331	216,736

Net decrease in cash and cash equivalents	(171,819)	(474)
Cash and cash equivalents, beginning of period	577,080	160,080

Cash and cash equivalents, end of period	$405,261	$159,606

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$9,589	$3,189

Cash payments during the period for taxes, net of refunds	$1,881	$—

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

Reclassifications

Prior period research and development expenses were reclassified from general and administrative expense and disclosed separately as research and development expense in the condensed consolidated statements of operations and the accompanying notes in order to enhance their comparability to current period research and development expenses. The reclassification did not impact prior period results of operations, cash flows, total assets, total liabilities or total equity.

Use of Estimates

The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. Management regularly makes significant estimates and assumptions regarding the selling price of undelivered elements for revenue recognition purposes, the collectability of accounts and rebates receivable, the valuation of inventories, the total costs for long-term contracts used as a basis for determining the percentage of completion for such contracts, the fair values and residual values of solar energy systems subject to leases, the accounting for business combinations, the fair values and useful lives of acquired intangible assets, the useful lives of solar energy systems, property and equipment, the determination of accrued warranty, the determination of lease pass-through financing obligations, the discount rates used to determine the fair values of investment tax credits, the valuation of stock-based compensation, the determination of valuation allowances associated with deferred tax assets, asset impairment and other items. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ materially from those estimates.

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

As of June 30, 2014 and December 31, 2013, there were no fair value measurements of assets and liabilities subsequent to initial recognition.

The Company’s financial instruments include accounts receivable, rebates receivable, accounts payable, customer deposits, distributions payable to noncontrolling interests and redeemable noncontrolling interests, participation interest, solar asset-backed notes, convertible senior notes and long-term debt. The carrying values of its financial instruments other than the participation interest, solar asset-backed notes, convertible senior notes and long-term debt approximate their fair values due to the fact that they were short-term in nature at June 30, 2014 and December 31, 2013 (Level 1). The fair value of convertible senior notes was $321.7 million and $273.0 million as of June 30, 2014 and December 31, 2013, respectively, based on their last actively traded price (Level 1). The Company estimates the fair value of solar asset-backed notes and long-term debt based on rates currently offered for debt with similar maturities and terms (Level 3). The Company has estimated the fair value of long-term debt to approximate its carrying value. The Company has estimated the fair value of solar asset-backed notes to be $125.8 million and $52.9 million as of June 30, 2014 and December 31, 2013, respectively. The Company has estimated the fair value of the participation interest to be $14.1 million and $15.1 million as of June 30, 2014 and December 31, 2013, respectively, based on rates currently offered for instruments with similar maturities and terms (Level 3).

Warranties

The Company warrants its products for various periods against defects in material or installation workmanship. The Company generally provides a warranty on the generating and non-generating parts of the solar energy systems it sells of typically between five to twenty years. The manufacturer’s warranty on the solar energy systems’ components, which is typically passed through to customers, ranges from one to 25 years. The changes in the accrued warranty balance, recorded as a component of accrued and other current liabilities on the condensed consolidated balance sheets, consisted of the following (in thousands):

As of and for the Six Months Ended June 30, 2014
Balance – beginning of the period	$7,502
Change in estimate credited to warranty expense	(508)
Current year provision charged to warranty expense	1,279
Less warranty claims	(285)

Balance – end of the period	$7,988

Solar Energy Systems Performance Guarantees

The Company guarantees a specified minimum solar energy production output for certain systems leased or sold to customers generally for a term of 20 years. The Company monitors the solar energy systems to ensure that these outputs are being achieved. The Company evaluates if any amounts are due to its customers. As of June 30, 2014 and December 31, 2013, the Company had recorded liabilities of $1.0 million as accrued and other current liabilities in the condensed consolidated balance sheets, relating to these guarantees based on the Company’s assessment of its current exposure.

Comprehensive Income (Loss)

The Company accounts for comprehensive income (loss) in accordance with ASC 220, Comprehensive Income. Under ASC 220, the Company is required to report comprehensive income (loss), which includes net income (loss) as well as other comprehensive income (loss). There were no other comprehensive income (losses) and no differences between comprehensive loss as defined by ASC 220 and net loss as reported in the condensed consolidated statements of operations for the periods presented.

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

Recently Issued Accounting Standards

In May 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), to replace the existing revenue recognition criteria for contracts with customers and to establish the disclosure requirements for revenue from contracts with customers. The ASU is effective for interim and annual periods beginning after December 15, 2016. Adoption of the ASU is either retrospective to each prior period presented or retrospective with a cumulative adjustment to retained earnings or accumulated deficit as of the adoption date. The Company is currently assessing the impact of the ASU on its consolidated financial statements.

3. Goodwill and Intangible Assets

As disclosed in the Company’s Form 10-K for the year ended December 31, 2013, the Company is continuing the process of reviewing the third-party valuations of certain assets and liabilities acquired through the Paramount Energy Solutions, LLC, or Paramount Energy, and Zep Solar, Inc., or Zep Solar, acquisitions in the third and fourth quarter of 2013, respectively, including the gross amounts of the intangible assets presented in the table below. There were no material changes recorded in the six months ended June 30, 2014 related to the amounts reported in the Form 10-K, except for the periodic amortization of the intangible assets and transfers of customer orders backlog to solar energy systems, leased and to be leased. However, the preliminary fair values of these intangible assets and goodwill remain subject to change.

Intangible Assets

The following is a summary of intangible assets as of June 30, 2014 (in thousands):

	Gross	Accumulated Amortization	Transfer to solar energy systems – leased and to be leased	Write offs and cancellations	Net
Developed technology	$60,100	$(4,777)	$—	$—	$55,323
Trademarks and trade names	24,700	(1,963)	—	—	22,737
Marketing database	17,427	(2,856)	—	—	14,571
PowerSaver agreement	17,077	(1,399)	—	—	15,678
Solar energy systems backlog	12,434	—	(10,740)	(1,642)	52
Non-compete agreement	6,959	(1,141)	—	—	5,818
Mortgage database	4,628	(1,264)	—	—	3,364
Customer orders backlog	700	(700)	—	—	—
Internally developed software	500	(93)	—	—	407
Funding commitment	200	(33)	—	—	167

Total	$144,725	$(14,226)	$(10,740)	$(1,642)	$118,117

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

Solar Energy Systems Backlog

Solar energy systems backlog represents the value attributable to the contractual arrangements entered into between Paramount Energy and its customers to install solar energy systems for which the installation had not commenced as of the acquisition date. The arrangements were acquired by the Company. This balance is transferred to solar energy systems, leased and to be leased, as the solar energy systems are installed and placed in service and subsequently depreciated as operating leases and solar energy systems incentives cost of revenues over the estimated useful lives of the solar energy systems of 30 years.

Non-Compete Agreement

Certain former key employees of businesses acquired by the Company became employees of the Company and executed non-compete agreements with the Company.

Mortgage Database

The mortgage database contains data pertaining to households that the Company can directly market to.

Internally Developed Software

Internally developed software consists of an online application for projecting the size, scope, layout, materials and costs of potential solar energy system installations, which assists with optimizing solar energy system installations.

All intangible assets, with the exception of the solar energy systems backlog, are amortized over their estimated useful lives. The amortization expense for intangible assets was $10.8 million and $0 million for the six months ended June 30, 2014 and 2013, respectively. Of the total amortization expense for the six months ended June 30, 2014, $2.9 million is included in operating leases and solar energy systems incentives cost of revenue, $2.1 million is included in solar energy systems and components sales cost of revenue and $5.8 million is included in sales and marketing expense in the condensed consolidated statements of operations. No intangible assets were impaired during the six months ended June 30, 2014. However, in the six months ended June 30, 2014, the

Company wrote-off $0.2 million of the solar energy systems backlog related to contracts cancelled after acquisition, which was recorded as a component of sales and marketing expense in the condensed consolidated statements of operations. Total future amortization expense for intangible assets is as follows (in thousands):

Six months ending December 31, 2014	$10,224
2015	20,449
2016	19,946
2017	18,739
2018	17,168
2019	13,822
Thereafter	17,717

Total	$118,065

Goodwill

There were no changes to the carrying value of goodwill of $148.9 million in the six months ended June 30, 2014.

4. Selected Balance Sheet Components

Selected components of the condensed consolidated balance sheets were as follows (in thousands):

	June 30,	December 31,
	2014	2013
Inventories:
Raw materials	$140,399	$105,919
Work in progress	3,518	5,475

Total	$143,917	$111,394

Solar Energy Systems, Leased and To Be Leased – Net:
Solar energy systems leased to customers(1)	$1,884,743	$1,513,731
Initial direct costs related to solar energy systems leased to customers	133,903	94,321

	2,018,646	1,608,052
Less accumulated depreciation and amortization	(118,537)	(86,457)

	1,900,109	1,521,595
Solar energy systems under construction	84,610	53,010
Solar energy systems to be leased to customers	124,624	107,916

Solar energy systems, leased and to be leased – net	$2,109,343	$1,682,521

Other Liabilities and Deferred Credits:
Deferred gain on sale-leaseback transactions, net of current portion	$56,411	$58,033
Deferred rent expense	2,878	3,333
Capital lease obligation	26,323	27,126
Liability for receipts from investors	42,665	72,520
Participation interest	14,205	14,114
Other noncurrent liabilities	31,086	18,313

Total	$173,568	$193,439

(1)	Included in solar energy systems leased to customers as of June 30, 2014 and December 31, 2013 was $66.4 million related to capital leased assets with an accumulated depreciation of $6.6 million and $5.3 million, respectively.

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

Through June 30, 2014, the Company had borrowed an aggregate of $13.3 million, net of fees, under the working capital financing. Of the amount borrowed, $9.4 million, net of fees, and $10.0 million, net of fees, was outstanding as of June 30, 2014 and December 31, 2013, respectively, of which $8.3 million and $8.8 million, respectively, are included in the condensed consolidated balance sheets under long-term debt, net of current portion. For the total amount outstanding as of June 30, 2014, the interest rates ranged between 5.48% and 5.65%. The Company was in compliance with all debt covenants as of June 30, 2014.

On July 2, 2014, the Company fully repaid the outstanding balance of the working capital financing.

Vehicle Loans

The Company has entered into various vehicle loan agreements with various financial institutions. The vehicle loans are secured by the vehicles financed and mature between March 2015 and December 2018. Total vehicle loans outstanding as of June 30, 2014 and December 31, 2013 was $11.3 million and $6.5 million, respectively, of which $8.4 million and $4.7 million, respectively, are included in the condensed consolidated balance sheets under long-term debt, net of current portion. For the total amount outstanding as of June 30, 2014, the interest rates ranged between 0.00% and 7.49%.

Term Loans

On June 7, 2013, a subsidiary of the Company entered into an agreement with a syndicate of banks for a term loan of $100.0 million. On January 6, 2014, the agreement was amended to increase the maximum term loan availability to $158.0 million. Each tranche of the term loan bears interest at an annual rate of LIBOR plus 3.25%. As of June 30, 2014, the interest rates ranged between 3.40% and 3.60%. The term loan is secured by the assets and cash flows of the subsidiary and is non-recourse to the Company’s other assets. The term loan matures on June 7, 2015. Through June 30, 2014, the Company had borrowed an aggregate of $135.9 million under the term loan. Of the amount borrowed, $132.1 million, net of fees, and $85.5 million, net of fees, were outstanding as of June 30, 2014 and December 31, 2013, respectively, of which $0.0 million, net of fees, and $81.3 million, net of fees, respectively, are included in the condensed consolidated balance sheets under long-term debt, net of current portion. The Company was in compliance with all debt covenants as of June 30, 2014.

On February 4, 2014, a subsidiary of the Company entered into an agreement with a syndicate of banks for a term loan of $100.0 million. On February 20, 2014, the agreement was amended to increase the maximum term loan availability to $220.0 million. On March 20, 2014, the agreement was further amended to increase the maximum term loan availability to $250.0 million. The term loan bears interest at an annual rate of LIBOR plus 3.25% or, at the Company’s option, 3.25% plus the highest of (i) the Federal Funds Rate plus 0.50%, (ii) Bank of America’s published “prime rate” or (iii) LIBOR plus 1.00%. As of June 30, 2014, the interest rates ranged between 3.40% and 3.48%. The term loan is secured by the assets and cash flows of the subsidiary and is non-recourse to the Company’s other assets. The term loan matures on December 31, 2016. Through June 30, 2014, the Company had borrowed an aggregate of $45.6 million under the term loan. Of the amount borrowed, $44.5 million, net of fees, was outstanding as of June 30, 2014, which is included in the condensed consolidated balance sheets under long-term debt, net of current portion. The Company was in compliance with all debt covenants as of June 30, 2014.

On May 23, 2014, a subsidiary of the Company entered into an agreement with a syndicate of banks for a term loan of $125.0 million. The term loan bears interest at an annual rate of 3.00% to 4.00%, depending on the cumulative period the term loan has been outstanding, plus LIBOR or, at the Company’s option, plus the highest of (i) the Federal Funds Rate plus 0.50%, (ii) Bank of America’s published “prime rate” or (iii) LIBOR plus 1.00%. As of June 30, 2014, the interest rate was 3.15%. The term loan is secured by certain assets and cash flows of the subsidiary and is non-recourse to the Company’s other assets or cash flows. The term loan matures on May 23, 2016. Through June 30, 2014, the Company had borrowed an aggregate of $8.5 million under the term loan. Of the amount borrowed, $8.2 million, net of fees, was outstanding as of June 30, 2014, which is included in the condensed consolidated balance sheets under long-term debt, net of current portion. The Company was in compliance with all debt covenants as of June 30, 2014.

6. Borrowings under Bank Lines of Credit

Credit Facility for SolarStrong

On November 21, 2011, a subsidiary of the Company entered into an agreement with a bank for a credit facility of up to $350 million. The credit facility is used to partially fund the Company’s SolarStrong initiative, which is a five-year plan to build solar energy systems for privatized U.S. military housing communities across the country. The credit facility is drawn-down in tranches, with the interest rates determined when amounts are drawn-down. As of June 30, 2014, the interest rates ranged between 6.78% and 7.27%. The credit facility is secured by the assets of the SolarStrong initiative and is non-recourse to the Company’s other assets. The credit facility matures in 2032. As of June 30, 2014 and December 31, 2013, $5.3 million, net of fees, and $5.4 million, net of fees, respectively, were outstanding under the credit facility, of which $5.2 million, net of fees, and $5.3 million, net of fees, respectively, are included in the condensed consolidated balance sheets under long-term debt, net of current portion. The Company was in compliance with all debt covenants as of June 30, 2014.

Revolving Credit Facility

In September 2012, the Company entered into a revolving credit agreement with a syndicate of banks to obtain funding for working capital, letters of credit and funding for general corporate needs. The committed amount under the revolving credit facility was increased from $75.0 million to $160.5 million on November 1, 2013 and then from $160.5 million to $200.0 million on December 13, 2013. Borrowed funds bear interest at an annual rate of 3.25% plus LIBOR or, at the Company’s option, 2.25% plus the highest of (i) the federal funds rate plus 0.50%, (ii) Bank of America’s published “prime rate” or (iii) LIBOR plus 1.00%. As of June 30, 2014, the interest rates ranged between 3.40% and 5.50%. The fee for letters of credit is 3.875% per annum, and the fee for undrawn commitments is 0.375% per annum. The revolving credit facility is secured by certain of the Company’s machinery and equipment, accounts receivable, inventory and other assets. The revolving credit facility matures on December 31, 2016. As of June 30, 2014 and December 31, 2013, $190.1 million, net of fees, and $138.5 million, net of fees, respectively, were outstanding under the revolving credit facility, all of which are included in the condensed consolidated balance sheets under long-term debt, net of current portion. In June and July 2014, the revolving credit facility was amended to increase certain thresholds, including those relating to permitted investment amounts by the Company, and to make certain changes in connection with the Company’s proposed acquisition of Silevo, Inc. and issuance of certain loans and solar-energy backed debt securities by the Company, among other things. The Company was in compliance with all debt covenants as of June 30, 2014.

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

8. Solar Asset-backed Notes

In November 2013, the Company pooled and transferred qualifying solar energy systems and the associated customer contracts into a special purpose entity, or SPE, and issued $54.4 million in aggregate principal of Solar Asset-backed Notes, Series 2013-1, backed by these solar assets to certain investors. The SPE is wholly owned by the Company and is consolidated in the Company’s financial statements. Accordingly, the Company did not recognize a gain or loss on the transfer of these solar assets. The Solar Asset-backed Notes were issued at a discount of 0.05%. The Solar Asset-backed Notes bear interest at a fixed rate of 4.80% per annum and have a final maturity date of November 20, 2038. The cash flows generated by these solar assets are used to service the monthly principal and interest payments on the Solar Asset-backed Notes and satisfy the SPE’s expenses, and any remaining cash is distributed to a wholly owned subsidiary of the Company. The Company recognizes revenue earned from the associated customer contracts in accordance with the Company’s revenue recognition policy. The assets and cash flows generated by the qualifying solar energy systems are not available to the other creditors of the Company, and the creditors of the SPE, including the Solar Asset-backed Note holders, have no recourse to the Company’s other assets. The Company contracted with the SPE to provide operations and maintenance services for the qualifying solar energy systems.

In April 2014, the Company pooled and transferred qualifying solar energy systems and the associated customer contracts into a SPE and issued $70.2 million in aggregate principal of Solar Asset-backed Notes, Series 2014-1, backed by these solar assets to certain investors. The SPE is wholly owned by the Company and is consolidated in the Company’s financial statements. Accordingly, the Company did not recognize a gain or loss on the transfer of these solar assets. The Solar Asset-backed Notes were issued at a discount of 0.01%. The Solar Asset-backed Notes bear interest at a fixed rate of 4.59% per annum and have a final maturity date of April 20, 2044. The cash flows generated by these solar assets are used to service the monthly principal and interest payments on the Solar Asset-backed Notes and satisfy the SPE’s expenses, and any remaining cash is distributed to a subsidiary of the Company. The Company recognizes revenue earned from the associated customer contracts in accordance with the Company’s revenue recognition policy. The assets and cash flows generated by the qualifying solar energy systems are not available to the other creditors of the Company, and the creditors of the SPE, including the Solar Asset-backed Note holders, have no recourse to the Company’s other assets. The Company contracted with the SPE to provide operations and maintenance services for the qualifying solar energy systems.

In connection with the transfer of the assets into the SPE in April 2014, the Company terminated a lease pass-through arrangement with an entity that is a partnership between the Company and an investor. The partnership is a VIE that is consolidated by the Company as the primary beneficiary. To settle the associated lease pass-through financing obligation, the partnership distributed $74.5 million to the investor, including amounts previously accrued for distribution, and amended the expected future distributions to the investor. Additionally, the contractual documents of the partnership were amended to grant the investor the right to put its interest in the partnership back to the partnership. Accordingly, the carrying value of the investor’s interest in the partnership was reclassified from noncontrolling interests in subsidiaries to redeemable noncontrolling interests in subsidiaries in the condensed consolidated balance sheet.

As of June 30, 2014 and December 31, 2013, $120.9 million and $52.9 million, respectively, of all Solar Asset-backed Notes were outstanding, of which $115.0 million and $49.8 million, respectively, are included in the condensed consolidated balance sheets as non-current. The Company was in compliance with all Solar Asset-backed Note covenants as of June 30, 2014.

9. VIE Arrangements

Wholly owned subsidiaries of the Company and investors have formed and contributed cash or assets to various solar financing funds and entered into the related agreements. Additionally, the Company acquired the assets of a fund through a business combination in September 2013 and assumed the related contractual arrangements. As of June 30, 2014, the investors had contributed an aggregate of $1,121.1 million into the funds.

The Company has determined that the funds are VIEs and it is the primary beneficiary of these VIEs by reference to the power and benefits criterion under ASC 810, Consolidation. The Company has considered the provisions within the contractual arrangements, which grant it power to manage and make decisions that affect the operation of these VIEs, including determining the solar energy systems and the associated customer contracts to be sold or contributed to these VIEs and the redeployment of solar energy systems. The Company considers the rights granted to the investors under the contractual arrangements to be more protective rather than participating.

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

As of June 30, 2014, the Company was contractually required to make payments to an investor in one of the funds to ensure that the investor is projected to achieve a specified minimum return annually. The amounts of any potential future payments under this guarantee are dependent on the amounts and timing of future distributions to the investor from the fund, the tax benefits that accrue to the investor from the fund’s activities and the amount and timing of the Company’s purchase of the investor’s interest in the fund or the amount and timing of the distributions to the investor upon the liquidation of the fund. Due to the uncertainties associated with estimating the amount and timing of distributions to the investor and the possibility and timing of the liquidation of the fund, the Company is unable to determine the potential maximum future payments that it would have to make under this guarantee.

Upon the sale or liquidation of a fund, distributions would occur in the order and priority specified in the contractual arrangements.

Pursuant to management services, maintenance and warranty arrangements, the Company has been contracted to provide services to the funds, such as warranty support, accounting, lease servicing and performance reporting. In some instances, the Company has guaranteed the payments to the investors as specified in the contractual arrangements. A fund’s creditors have no recourse to the general credit of the Company or to that of the other funds. As of June 30, 2014, the assets of one of the funds with a carrying value of $28.2 million have been pledged as collateral for the fund’s borrowings under the SolarStrong credit facility. None of the assets of the other funds have been pledged as collateral for their obligations.

The Company presents the solar energy systems in these VIEs under solar energy systems, leased and to be leased—net, in the condensed consolidated balance sheets. The aggregate carrying values of these VIEs’ assets and liabilities, after elimination of intercompany transactions and balances, in the condensed consolidated balance sheets were as follows (in thousands):

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$48,421	$35,141
Restricted cash	459	115
Accounts receivable – net	6,677	4,802
Rebates receivable	22,277	17,351
Prepaid expenses and other current assets	7,855	3,831

Total current assets	85,689	61,240
Solar energy systems, leased and to be leased – net	1,010,998	759,148
Other assets	2,512	2,777

Total assets	$1,099,199	$823,165

Liabilities
Current liabilities:
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	$11,788	$20,390
Current portion of deferred U.S. Treasury grants income	6,502	6,668
Accrued and other current liabilities	426	615
Customer deposits	3,946	5,291
Current portion of deferred revenue	14,912	13,754
Current portion of bank borrowings	260	251

Total current liabilities	37,834	46,969
Deferred revenue, net of current portion	230,559	206,324
Bank borrowings, net of current portion	5,340	5,482
Deferred U.S. Treasury grants income, net of current portion	173,803	180,566
Other liabilities and deferred credits	10,707	1,893

Total liabilities	$458,243	$441,234

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

Balance, December 31, 2013	$44,709
Contributions from redeemable noncontrolling interests	107,699
Net loss	(45,288)
Distributions to redeemable noncontrolling interests	(5,992)
Transfers from noncontrolling interests in subsidiaries	25,248
Acquisition of redeemable noncontrolling interests	(2,450)

Balance, June 30, 2014	$123,926

11. Equity

The changes in total stockholders’ equity and noncontrolling interests in subsidiaries were as follows (in thousands):

	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2013	$617,598	$186,817	$804,415
Contributions from noncontrolling interests	—	108,397	108,397
Stock-based compensation expense	39,399	—	39,399
Issuance of common stock upon exercise of stock options for cash	8,409	—	8,409
Acquisition of noncontrolling interests	2,000	—	2,000
Net loss	(71,715)	(46,675)	(118,390)
Transfers to redeemable noncontrolling interests	—	(25,248)	(25,248)
Distributions to noncontrolling interests	—	(75,939)	(75,939)

Balance, June 30, 2014	$595,691	$147,352	$743,043

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

In September 2012, the Company adopted a director compensation plan for non-employee directors. Under the plan, each person who joins the board of directors as a non-employee director following the adoption of the plan receives an initial grant of 30,000 stock options and triennial grants of 15,000 stock options, as well as an annual cash retainer of $15,000, all of which are subject to continued service on the board of directors. Such non-employee directors who serve on committees of the board of directors receive various other specified additional equity awards and cash retainers.

A summary of stock option activity is as follows (in thousands, except per share amounts):

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding – December 31, 2013	13,949	$14.77	7.52	$586,740
Granted (weighted-average fair value of $49.71)	3,696	68.48	—	—
Exercised	(1,508)	5.58	—	—
Canceled	(1,134)	32.77	—	—

Outstanding – June 30, 2014	15,003	$27.56	7.68	$653,294

Vested and exercisable – June 30, 2014	6,511	$6.73	6.27	$415,986

Vested and expected to vest – June 30, 2014	13,022	$24.25	7.47	$609,040

The aggregate intrinsic value of stock options exercised was $27.7 million and $47.1 million during the three months ended June 30, 2014 and 2013, respectively, and $87.5 million and $52.0 million during the six months ended June 30, 2014 and 2013, respectively. The grant date fair value of stock options that vested was $9.8 million and $9.7 million during the three months ended June 30, 2014 and 2013, respectively, and $19.2 million and $10.5 million during the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014 and December 31, 2013, there was $240.3 million and $103.0 million, respectively, of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to nonvested stock options, which are expected to be recognized over the weighted-average period of 2.83 years and 2.74 years, respectively.

Under ASC 718, Stock Compensation, the Company estimates the fair value of stock options on their grant dates using the Black-Scholes option valuation model and applies the straight-line method of expense attribution. The fair values were estimated with the following weighted-average assumptions:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Dividend yield	0%	0%	0%	0%
Annual risk-free rate of return	1.97%	1.23%	1.97%	1.17%
Expected volatility	84.0%	99.1%	84.6%	98.3%
Expected term (years)	6.06	6.44	6.07	6.42

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

Restricted Stock Units

The Company began granting restricted stock units, or RSUs, to employees, directors and consultants in 2012 under the Company’s 2012 Equity Incentive Plan. A summary of RSU activity is as follows (in thousands, except per share amounts):

	Restricted Stock Units	Weighted- Average Fair Value
Outstanding – December 31, 2013	20	$25.46
Granted	138	67.50
Released	(6)	67.44

Outstanding – June 30, 2014	152	$70.60

Expected to vest – June 30, 2014	123	$70.60

The grant date fair value of RSUs released was $0.1 million and $0.0 million during the three months ended June 30, 2014 and 2013, respectively, and $0.2 million and $0.0 million during the six months ended June 30, 2014 and 2013, respectively. Under ASC 718, the Company determines the fair value of RSUs on their grant dates based on the fair value of the Company’s common stock on the grant dates and applies the straight-line method of expense attribution. Stock-based compensation expense from RSUs was $1.8 million and $0.0 million for the three months ended June 30, 2014 and 2013, respectively, and $3.5 million and $0.0 million for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014 and December 31, 2013, there was $6.5 million and $0.5 million, respectively, of total unrecognized stock-based compensation expense, net of estimated forfeitures, from RSUs, which are expected to be recognized over the weighted-average period of 1.98 years and 1.99 years, respectively.

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

The amount of stock-based compensation expense recognized was $21.3 million and $6.3 million for the three months ended June 30, 2014 and 2013, respectively, and $39.4 million and $10.1 million for the six months ended June 30, 2014 and 2013, respectively. The Company capitalized costs of $5.4 million and $1.4 million during the three months ended June 30, 2014 and 2013, respectively, and $10.5 million and $2.6 million during the six months ended June 30, 2014 and 2013, respectively, as a component of work-in-progress within inventory, software within property and equipment or solar energy systems, leased and to be leased.

Stock-based compensation expense is included in cost of revenue and operating expenses as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of revenue	$511	$137	$1,444	$431
Sales and marketing	3,920	716	6,961	1,303
General and administrative	10,719	4,028	19,195	5,746
Research and development	785	32	1,291	69

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

The income tax expense for the three months ended June 30, 2014 and 2013 was determined based on the Company’s estimated consolidated effective income tax rates of negative 0.17% and 0.08%, respectively. The income tax expense for the six months ended June 30, 2014 and 2013 were determined based on the Company’s estimated consolidated effective income tax rates of 0.12% and negative 0.13%, respectively. The differences between the estimated consolidated effective income tax rate and the U.S. federal statutory rate were primarily attributable to a valuation allowance and the current amortization of the prepaid income taxes due to inter-company sales held within the consolidated group.

As part of the asset monetization strategy, the Company has agreements to sell solar energy systems to the solar financing fund joint ventures. The gain on the sale of the assets has been eliminated in the condensed consolidated financial statements. These transactions are treated as inter-company sales and as such, tax is not recognized on the sale until the Company no longer benefits from the underlying asset. Since the systems remain within the consolidated group, the tax expense incurred related to these sales is being deferred and amortized over the estimated useful life of the underlying systems which has been estimated to be 30 years. The deferral of the tax expense results in recording of a prepaid tax expense that is included in the condensed consolidated balance sheets as other assets. As of June 30, 2014 and December 31, 2013, the Company recorded a long-term prepaid tax expense, net of amortization of $3.8 million and $3.7 million, respectively. The amortization of the prepaid tax expense in each period makes up the major component of the tax expense.

Uncertain Tax Positions

The Company is subject to taxation and files income tax returns in the U.S., various state, local, and foreign jurisdictions. Due to the Company’s net losses, substantially all of its federal, state, local, and foreign income tax returns since inception are still subject to audit.

14. Related Party Transactions

The condensed consolidated financial statements include the following related party transactions and balances (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Revenue:
Solar energy systems sales to related parties	$2,479	$—	$2,479	$17
Expenditures:
Purchases of inventories from related parties	$1,010	$—	$1,970	$—
Referral fees paid or payable to a related party (included in sales and marketing expense)	$28	$—	$92	$—

Related party balances

	June 30, 2014	December 31, 2013
Due from related parties (included in accounts receivable)	$1,772	$9
Due to related parties (included in accounts payable)	$235	$427
Due to related parties (included in customer deposits)	$83	$83
Deferred revenue from related parties (included in current portion of deferred revenue)	$25	$831

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

The maximum potential future payments that the Company could have to make under this obligation would depend on the difference between the fair values of the solar energy systems sold or transferred to the funds as determined by the Company and the values that the U.S. Treasury Department would determine as fair value for the systems for purposes of claiming U.S. Treasury grants or the values the IRS would determine as the fair value for the systems for purposes of claiming ITCs or U.S. Treasury grants. The Company claims U.S. Treasury grants based on guidelines provided by the U.S. Treasury department and the statutory regulations from the IRS. The Company uses fair values determined with the assistance of independent third-party appraisals commissioned by the Company as the basis for determining the ITCs that are passed-through to and claimed by the fund investors. Since the Company cannot determine future revisions to U.S. Treasury Department guidelines governing system values or how the IRS will evaluate system values used in claiming ITCs or U.S. Treasury grants, the Company is unable to reliably estimate the maximum potential future payments that it could have to make under this obligation as of each balance sheet date.

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

As disclosed above, the Company is contractually required to make payments to one fund investor to ensure that the fund investor achieves a specified minimum internal rate of return. The fund investor has already received a significant portion of the projected economic benefits from U.S. Treasury grant distributions and tax depreciation benefits. The contractual provisions of the fund state that the fund has an indefinite term unless the members agree to dissolve the fund. Based on the Company’s current financial projections regarding the amount and timing of future distributions to the fund investor, the Company does not expect to make any payments as a result of this guarantee and has not accrued any liabilities for this guarantee. The amount of potential future payments under this guarantee is dependent on the amount and timing of future distributions to the fund investor and future tax benefits that accrue to the fund investor. Due to the uncertainties surrounding estimating the amounts of these factors, the Company is unable to estimate the maximum potential payments under this guarantee. As of June 30, 2014, the fund investor had achieved the specified minimum internal rate of return as determined in accordance with the contractual provisions of the fund.

The lease pass-through financing funds generally have a one-time lease payment reset mechanism that occurs after the installation of all solar energy systems in a fund. As a result of this mechanism, the Company may be required to refund master lease prepayments previously received from the investors. Any refunds of master lease prepayments would reduce the lease pass-through financing obligation.

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

On August 17, 2012, a former outside sales employee filed a putative class action complaint against the Company in the Superior Court of California for the County of Los Angeles. The former outside sales employee purports to represent a class of certain current and former outside sales representatives, and those with a similar title, who worked for the Company in California in the four-year period prior to the filing of the complaint. The complaint alleges causes of action for failure to pay proper wages due under various commission pay plans, failure to properly pay the wages of terminated or resigned employees, failure to provide proper itemized wage statements because of an alleged failure to specify requisite information, failure to keep accurate time records and related claims for unfair competition and a California statute permitting individuals to pursue claims not pursued by a state agency. The former outside sales employee seeks unspecified damages for himself and affected class members, including all wages due and owing, applicable statutory penalties (including waiting time penalties), interest, attorneys’ fees and costs. On January 24, 2013, the Company answered the complaint and asserted a cross-complaint against the former outside sales employee to recover commissions that he was paid, but not entitled to, along with the Company’s fees and costs in the litigation. Discovery has commenced. On July 15, 2014, the Superior Court denied the former outside sales employee’s motion to certify a class of similarly situated plaintiffs and denied the former outside sales employee’s original application to act as the class representative. The Company intends to defend itself and pursue its own claims vigorously.

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

On March 28, 2014, a purported stockholder class action lawsuit was filed in the United States District Court for the Northern District of California against the Company and two of its officers. The complaint alleges claims for violations of the federal securities laws, and seeks unspecified compensatory damages and other relief on behalf of a purported class of purchasers of our securities from March 6, 2013 to March 18, 2014. The Company believes that the claims are without merit and intends to defend itself vigorously.

On June 5 and 11, 2014, stockholder derivative actions were filed in the Superior Court of California for the County of San Mateo, purportedly on behalf of the Company and against the board of directors, alleging that the board of directors breached its duties to the Company by failing to prevent the conduct alleged in the pending purported stockholder class action lawsuit. The Company believes that the claim is without merit and intends to defend itself vigorously.

From time to time, claims have been asserted, and may in the future be asserted, including claims from regulatory authorities related to labor practices and other matters. Such assertions arise in the normal course of the Company’s operations. The resolution of any such assertions or claims cannot be predicted with certainty.

Acquisition Agreement

On June 16, 2014, the Company entered into an agreement to acquire Silevo, Inc., or Silevo, a designer and manufacturer of high efficiency solar energy modules, for $200.0 million in shares of the Company’s common stock and up to an additional $150.0 million in shares of the Company’s common stock upon the achievement of certain milestones as set forth in the agreement. Certain of the consideration may be payable in cash, at the option of the Company. The Company expects that it will internally use the vast majority of the solar panels produced by Silevo for the near future. The closing of the acquisition is subject to several conditions, including approvals by regulatory authorities. The acquisition is scheduled to close in the third quarter of 2014. As the acquisition is still pending, certain disclosures required by ASC 805, Business Combinations, have not been made herein.

16. Basic and Diluted Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except share and per share amounts):

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Net loss attributable to stockholders	$(47,652)	$(39,463)	$(71,715)	$(80,380)
Net loss attributable to common stockholders, basic	$(47,652)	$(39,463)	$(71,715)	$(80,380)

Net loss attributable to common stockholders, diluted	$(47,652)	$(39,463)	$(71,715)	$(80,380)

Weighted-average shares used to compute net loss per share attributable to common stockholders, basic	92,251,767	76,529,698	91,833,936	75,861,802

Weighted-average shares used to compute net loss per share attributable to common stockholders, diluted	92,251,767	76,529,698	91,833,936	75,861,802

Net loss per share attributable to common stockholders, basic	$(0.52)	$(0.52)	$(0.78)	$(1.06)

Net loss per share attributable to common stockholders, diluted	$(0.52)	$(0.52)	$(0.78)	$(1.06)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Common stock warrants	—	603,795	—	1,041,968
Common stock options	14,602,732	14,892,398	14,498,465	14,806,259
Restricted stock units	134,849	16,991	114,475	16,991
Convertible senior notes	3,729,795	—	3,729,795	—

17. Subsequent Events

In July 2014, the Company issued $201.5 million in aggregate principal of Solar Asset-backed Notes through a SPE that is wholly owned by the Company. The Solar Asset-backed Notes were issued in two classes, with the senior class having an aggregate principal amount of $160.0 million and bearing interest at a fixed rate of 4.02% per annum while the junior class had an aggregate principal amount of $41.5 million and a fixed interest rate of 5.44% per annum. The Solar Asset-backed Notes have a final maturity date of July 20, 2044. The cash flows generated by the assets in the SPE will be used to service the monthly principal and interest payments on the Solar Asset-backed Notes. The SPE’s assets and cash flows will not be available to the other creditors of the Company, and the creditors of the SPE, including the Solar Asset-backed Note holders, will have no recourse to the Company’s other assets.

In July 2014, the Company formed a new financing fund with an existing fund investor to provide available financing of up to $20.0 million from the fund investor.

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

Overview

We integrate the sales, engineering, installation, monitoring, maintenance and financing of our distributed solar energy systems. This allows us to offer long-term energy solutions to residential, commercial and government customers. Our customers buy renewable energy from us for less than they currently pay for electricity from utilities with little to no up-front cost. Our long-term contractual arrangements typically generate recurring customer payments and enable our customers to have insight into their future electricity costs and to minimize their exposure to rising retail electricity rates. Our customer relationships also enable us to continue to offer our customers complimentary products and service offerings including energy storage solutions.

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

Our ability to offer leases and power purchase agreements depends in part on our ability to finance the installation of the solar energy systems by monetizing the resulting customer receivables and related investment tax credits, accelerated tax depreciation and other incentives. We expect customers to continue to favor leases and power purchase agreements over our current offerings to purchase and own solar energy systems.

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

The amount of operating lease revenue that we recognize in a given period is dependent in part on the amount of energy generated by solar energy systems under power purchase agreements and by systems with energy output performance incentives, which in turn are dependent in part on the amount of sunlight our systems receive. As a result, operating lease revenue is impacted by seasonally shorter daylight hours in winter months. As the relative percentage of our revenue attributable to power purchase agreements or performance-based incentives increases, this seasonality may become more significant.

Various state and local agencies offer incentive rebates for the installation and operation of solar energy systems. For solar energy systems we sell, we typically have the customer assign the incentive rebate to us. In these cases, we record the incentive rebates as a component of proceeds from the system sale. For incentive rebates associated with solar energy systems under leases or power purchase agreements, we initially record the rebate as deferred revenue and recognize the deferred revenue as revenue over the term of the lease or power purchase agreement.

Component materials, third-party appliances, and direct labor comprise the substantial majority of the costs of our solar energy systems and energy-related products and services. Under U.S. generally accepted accounting principles, or GAAP, the cost of revenue from our leases and power purchase agreements are primarily comprised of the depreciation of the cost of the solar energy systems, which are depreciated over the estimated useful life of 30 years, and the amortization of initial direct costs, which are amortized over the minimum contractual term of the lease or power purchase agreement, which is typically 20 years.

We have structured different types of financing funds to implement our asset monetization strategy. One such structure is a joint venture structure where we and our fund investors both contribute funds or assets into the joint venture. In accordance with GAAP, we recognize the impact of a hypothetical liquidation of these joint ventures on our condensed consolidated statement of operations. Therefore, after we determine our consolidated net income (loss) for a given period, we allocate a portion of our consolidated net income (loss) to the fund investors in our joint ventures (referred to as the “noncontrolling interests in subsidiaries and redeemable noncontrolling interests in subsidiaries” in our condensed consolidated financial statements) and allocate the remainder of the consolidated net income (loss) to our stockholders. These income or loss allocations, reflected on our condensed consolidated statement of operations, can have a significant impact on our reported results of operations. For example, our consolidated net loss was $88.5 million and $41.1 million for the three months ended June 30, 2014 and 2013, respectively, and $163.7 million and $74.2 million for the six months ended June 30, 2014 and 2013, respectively. However, after applying the required allocations to arrive at the consolidated net loss attributable to our stockholders, the result was a loss of $47.7 million and $39.5 million for the three months ended June 30, 2014 and 2013, respectively, and a loss of $71.7 million and $80.4 million for the six months ended June 30, 2014 and 2013, respectively. For a more detailed discussion of this accounting treatment, see “—Components of Results of Operations—Net Income (Loss) Attributable to Stockholders.”

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

We have determined that we are the primary beneficiary in these joint venture structures. Accordingly, we consolidate the assets and liabilities and operating results of these joint ventures, including the solar energy systems and operating lease revenue, in our condensed consolidated financial statements. We recognize the fund investors’ share of the net assets of the joint ventures as noncontrolling interests in subsidiaries or redeemable noncontrolling interests in subsidiaries in our condensed consolidated balance sheets. We recognize the amounts that are contractually payable to these investors in each period as distributions to noncontrolling interests or redeemable noncontrolling interests in subsidiaries in our condensed consolidated statements of convertible redeemable preferred stock and equity. Our condensed consolidated statements of cash flows reflect cash received from these fund investors as proceeds from investments by noncontrolling interests and redeemable noncontrolling interests in subsidiaries. Our condensed consolidated statements of cash flows also reflect cash paid to these fund investors as distributions paid to noncontrolling interests and redeemable noncontrolling interests in subsidiaries. We reflect any unpaid distributions to these fund investors as distributions payable to noncontrolling interests and redeemable noncontrolling interests in subsidiaries in our condensed consolidated balance sheets.

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

Securitization. Under securitization arrangements, we pool and transfer qualifying solar energy systems and the associated customer contracts into a special purpose entity, or SPE, and issue notes backed by these solar assets to investors. The SPE is wholly owned by us and is consolidated in our condensed consolidated financial statements. Accordingly, we do not recognize a gain or loss on the transfer of these solar assets. The notes bear interest at a rate determined on the issuance of the notes. The cash flows generated by these solar assets are used to service the principal and interest payments on the notes, meet the SPE’s expenses, and any remaining cash is distributed to us. We recognize the revenue earned from the associated customer contracts in our condensed consolidated financial statements. The assets and cash flows generated by the securitized solar energy systems are not available to our other creditors, and the creditors of the SPE, including the note holders, have no recourse to our other assets.

Key Operating Metrics

We regularly review a number of metrics, including the following key operating metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

Customers

We track the number of residential, commercial and government customers where we have installed or contracted to install a solar energy system, or performed or contracted to perform an energy-related consultation or other energy efficiency services. We believe that the relationship we establish with building owners, together with the energy-related information we obtain about the buildings, position us to provide the owners with additional solutions to further lower their energy costs. Our cumulative number of customers increased by 52% to 141,034 as of June 30, 2014 from 92,998 as of December 31, 2013.

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

The following table sets forth our cumulative number of energy contracts as of the dates presented:

	June 30, 2014	December 31, 2013
Cumulative energy contracts	128,933	83,265

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

The following table sets forth the megawatt production capacity of solar energy systems that we have deployed during the periods presented and the cumulative megawatts deployed as of the end of each period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Megawatts deployed	107	53	189	99
Cumulative megawatts deployed	756	387	756	387

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

The following table sets forth, with respect to our leases and power purchase agreements, the estimated aggregate nominal contracted payments remaining as of the dates presented (in thousands):

	June 30, 2014	December 31, 2013
Estimated aggregate nominal contracted payments remaining	$3,311,942	$1,990,059

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

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies or estimates during the six months ended June 30, 2014 from those disclosed in our annual report on Form 10-K for the year ended December 31, 2013.

Results of Operations

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated (in thousands, except share and per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Operating leases and solar energy systems incentives	$43,181	$20,608	$72,253	$35,697
Solar energy systems and component sales	18,153	17,341	52,627	32,240

Total revenue	61,334	37,949	124,880	67,937

Cost of revenue:
Operating leases and solar energy systems incentives	20,826	6,794	36,805	12,546
Solar energy systems and component sales	17,635	23,014	50,417	39,721

Total cost of revenue	38,461	29,808	87,222	52,267

Gross profit	22,873	8,141	37,658	15,670
Operating expenses:
Sales and marketing	55,771	21,344	102,621	39,223
General and administrative	38,387	21,917	71,398	38,028
Research and development	3,000	349	4,923	609

Total operating expenses	97,158	43,610	178,942	77,860

Loss from operations	(74,285)	(35,469)	(141,284)	(62,190)
Interest expense, net	12,892	5,421	20,871	11,740
Other expense, net	1,307	162	1,332	302

Loss before income taxes	(88,484)	(41,052)	(163,487)	(74,232)
Income tax (provision) benefit	24	(25)	(191)	80

Net loss	(88,460)	(41,077)	(163,678)	(74,152)
Net (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests	(40,808)	(1,614)	(91,963)	6,228

Net loss attributable to stockholders	$(47,652)	$(39,463)	$(71,715)	$(80,380)

Net loss per share attributable to common stockholders:
Basic	$(0.52)	$(0.52)	$(0.78)	$(1.06)

Diluted	$(0.52)	$(0.52)	$(0.78)	$(1.06)

Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic	92,251,767	76,529,698	91,833,936	75,861,802

Diluted	92,251,767	76,529,698	91,833,936	75,861,802

Three months ended June 30, 2014 and 2013

Revenue

	Three Months Ended June 30,		Change
(Dollars in thousands)	2014	2013	$	%
Operating leases and solar energy systems incentives	$43,181	$20,608	22,573	110
Solar energy systems and component sales	18,153	17,341	812	5

Total revenue	$61,334	$37,949	23,385	62

Total revenue increased by $23.4 million, or 62%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

Operating leases and solar energy systems incentives revenue increased by $22.6 million, or 110%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. This increase was attributable to the increase in solar energy systems placed in service under leases and power purchase agreements between July 1, 2013 and June 30, 2014. The in-period average of the aggregate megawatt production capacity of solar energy systems placed in service under leases and power purchase agreements during the three months ended June 30, 2014 increased by 107% as compared to the in-period average during the three months ended June 30, 2013. This significant growth was attributable to our continued success in the installation and operation of solar energy systems under lease and power purchase agreements in new and existing markets. However, the impact of the installed base on the increase in revenue varied by the mix between solar energy systems under leases, for which revenue is recognized on a straight-line basis over the lease term, and power purchase agreements, for which revenue is recognized based on energy produced. The average percent of the in-period aggregate megawatt production capacity of solar energy systems placed in service under power purchase agreements from July 1, 2013 to June 30, 2014 increased from 48% to 55%, which increased the effect of seasonality in the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

Revenue from sales of solar energy systems and components increased by $0.8 million, or 5%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. This increase was primarily due to a $6.1 million increase in revenue from long-term solar energy system sales contracts recognized on the percentage-of-completion basis, a $2.2 million increase in revenue from sales to commercial customers and a $1.2 million increase in revenue from sales to residential customers. These increases were partially offset by a $7.0 million decrease in revenue from sales to government entities, a $1.6 million decrease in revenue from sales of energy efficiency products and services and a $0.5 million decrease in revenue from installations of electric vehicle charging stations. In addition, we recognized $0.4 million of revenue from sales of Zep Solar products in the three months ended June 30, 2014. Zep Solar was a business that we acquired in December 2013, and the sales of Zep Solar products were made to satisfy orders that were outstanding prior to our acquisition. We do not have plans and do not expect to sell Zep Solar products in the domestic market in the foreseeable future, but we are currently exploring selling these products in international markets.

Cost of Revenue, Gross Profit and Gross Profit Margin

	Three Months Ended June 30,		Change
(Dollars in thousands)	2014	2013	$	%
Operating leases and solar energy systems incentives	$20,826	$6,794	14,032	207
Gross profit of operating leases and solar energy systems incentives	22,355	13,814	8,541	62
Gross profit margin of operating leases and solar energy systems incentives	52%	67%
Solar energy systems and component sales	$17,635	$23,014	(5,379)	(23)
Gross profit (loss) of solar energy systems and component sales	518	(5,673)	6,191	109
Gross profit (loss) margin of solar energy systems and component sales	3%	(33)%
Total cost of revenue	$38,461	$29,808	8,653	29
Total gross profit	22,873	8,141	14,732	181
Total gross profit margin	37%	21%

Cost of operating leases and solar energy systems incentives revenue increased by $14.0 million, or 207%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. This increase was primarily due to the increase in depreciation expense arising from the higher aggregate cost of an increased number of solar energy systems placed in service under leases and power purchase agreements, the increased costs associated with the operation, maintenance and warranty of these systems, contract cancellations by customers prior to the completion of solar energy system installation and the amortization of the intangible assets from the Zep Solar acquisition. Additionally, we incurred $4.7 million of increased period costs related to our warranties to our customers, our dedicated operations and maintenance department and contract cancellations by customers prior to the completion of the solar energy system installation. We also incurred $2.0 million in the three months ended June 30, 2014 related to the amortization of the intangible assets from the Zep Solar acquisition. The gross profit margin of operating leases and solar energy systems incentives decreased to 52% for the three months ended June 30, 2014 from 67% for the three months ended June 30, 2013. This was due in part to the increased period costs and the amortization of intangible assets and the winding-down of the U.S. Treasury grant program, which decreased the impact of amortization of U.S. Treasury grants received on the cost of operating lease and solar energy systems incentives. The amortization of U.S. Treasury grants received as a percentage of depreciation expense decreased from 46% for the three months ended June 30, 2013 to 26% for the three months ended June 30, 2014.

Cost of solar energy systems sales decreased by $5.4 million, or 23%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. The gross margin improved from (33)% to 3% primarily due to the low or negative margins on large commercial and government sales in the three months ended June 30, 2013. In addition, the increase in the megawatt production capacity of solar energy systems completed or under installation, in the three months ended June 30, 2014 as compared to the three months ended June 30, 2013, resulted in the allocation of overhead costs over more megawatts of production capacity, which led to a lower cost per megawatt of production capacity. We also recognized a $0.7 million lower provision for warranties and anticipated upfront losses on solar energy system sales contracts in the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

Operating Expenses

	Three Months Ended June 30,		Change
(Dollars in thousands)	2014	2013	$	%
Sales and marketing expense	$55,771	$21,344	34,427	161
General and administrative expense	38,387	21,917	16,470	75
Research and development	3,000	349	2,651	760

Total operating expenses	$97,158	$43,610	53,548	123

Sales and marketing expense increased by $34.4 million, or 161%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. This increase was primarily due to more expansive sales and marketing efforts, which have resulted in increased customers. In particular, we acquired certain assets of a leading direct-to-consumer marketer, Paramount Energy, including its employees, technology and tools, in the third quarter of 2013, and we created a dedicated door-to-door direct sales group in the fourth quarter 2013. These initiatives increased the average number of personnel in sales and marketing departments by 234% for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. As a result of this growth in headcount, employee compensation costs increased by $22.2 million, or 139%, of which $3.2 million attributable to stock-based compensation, and allocated facilities and operations costs increased by $4.0 million. In addition, promotional marketing costs increased by $4.7 million. Furthermore, during the three months ended June 30, 2014, we amortized $2.9 million of marketing-related intangible assets acquired through the Paramount Energy and Zep Solar acquisitions. We expect that our increased investment in sales and marketing efforts will continue to drive the future growth of our business.

General and administrative expense increased by $16.5 million, or 75%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. This was primarily due to the increase in the average number of personnel in general and administrative departments, which grew by 38% for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. As a result of this growth in headcount, employee compensation costs increased by $14.9 million, or 116%, of which $5.2 million was attributable to stock-based compensation. In addition, we recognized $2.6 million of general and administrative expenses incurred by Zep Solar in the three months ended June 30, 2014.

Research and development expense increased by $2.7 million, or 760%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. This was primarily due to research and development activities by Zep Solar in the three months ended June 30, 2014.

Other Income and Expenses

	Three Months Ended June 30,		Change
(Dollars in thousands)	2014	2013	$	%
Interest expense, net	$12,892	$5,421	7,471	138
Other expense, net	1,307	162	1,145	707

Total interest and other expenses, net	$14,199	$5,583	8,616	154

Interest expense, net, increased by $7.5 million, or 138%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. The interest expense, net, related to our cash borrowings increased by $6.1 million as a result of the higher average carrying balances on our borrowing facilities for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. Additionally, interest expense, net related to lease pass-through financing obligations increased by $1.4 million mainly due to additional interest paid to a fund investor in the three months ended June 30, 2014, on borrowing that had not been utilized by a deadline stipulated in the contractual documents of the financing fund.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended June 30,		Change
(Dollars in thousands)	2014	2013	$	%
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(40,808)	$(1,614)	(39,194)	2428

The net loss attributable to noncontrolling interests and redeemable noncontrolling interests represents the share of net loss that was allocated to the investors in the joint venture financing funds. This amount was determined as the change in the investors’ interests in the joint venture financing funds between the beginning and end of each reported period calculated primarily using the hypothetical liquidation at book value, or HLBV, method, less any capital contributions net of any capital distributions. The calculation depends on the specific contractual liquidation provisions of each joint venture financing fund and is generally affected by, among other factors, the tax attributes allocated to the investors including tax bonus depreciation and investment tax credits or U.S. Treasury grants in lieu of the investment tax credits, the existence of guarantees of minimum returns to the investors by us, and the allocation of tax income or losses including provisions that govern the level of deficits that can be funded by the investors in a liquidation scenario. The calculation is also affected by the cost of the assets sold or contributed to the joint venture financing funds, which forms the book basis of the net assets allocated to the investors assuming a liquidation scenario. Generally, significant loss allocations to the investors have arisen in situations where there was a significant difference between the fair value and the cost of the assets sold or contributed to the joint venture financing funds in a particular period accompanied by the absence of guarantees of minimum returns to the investors by us, since the capital contributions by the investors were based on the fair value of the assets while the calculation is based on the cost of the assets. The existence of guarantees of minimum returns to the investors by us and limits on the level of deficits that the investors are contractually obligated to fund in a liquidation scenario reduce the amount of losses that could be allocated to the investors. In addition, the redeemable noncontrolling interests balance is at least equal to the redemption amount.

The net loss attributable to noncontrolling interests and redeemable noncontrolling interests for the three months ended June 30, 2014 was $40.8 million while the net loss attributable to noncontrolling interests and redeemable noncontrolling interests for the three months ended June 30, 2013 was $1.6 million. The net loss allocation to noncontrolling interests and redeemable noncontrolling interests for the three months ended June 30, 2014 was primarily due to the $49.6 million loss allocation from financing funds into which we were selling or contributing assets. Additionally, $8.7 million of income was allocated to noncontrolling interests and redeemable noncontrolling interests in an entity that had a lease pass-through joint venture arrangement with us that was terminated in the period. In conjunction with the termination of the lease pass-through arrangement the contractual agreements of this fund were amended to grant the investor redemption rights of its investment in the fund and accordingly we adjusted the carrying value of the redeemable noncontrolling interest balance to its redemption amount resulting to $8.5 million additional income allocation to the investor. The net income allocation to noncontrolling interests and redeemable noncontrolling interests for the three months ended June 30, 2013 was mainly due to income allocated to investors in funds that were fully funded partially offset by losses allocated to investors in funds into which we sold or contributed assets.

Six months ended June 30, 2014 and 2013

Revenue

	Six Months Ended June 30,		Change
(Dollars in thousands)	2014	2013	$	%
Operating leases and solar energy systems incentives	$72,253	$35,697	36,556	102
Solar energy systems sales	52,627	32,240	20,387	63

Total revenue	$124,880	$67,937	56,943	84

Total revenue increased by $56.9 million, or 84%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

        Operating leases and solar energy systems incentives revenue increased by $36.6 million, or 102%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. This increase was attributable to the increase in solar energy systems placed in service under leases and power purchase agreements between July 1, 2013 and June 30, 2014. The in-period average of the aggregate megawatt production capacity of solar energy systems placed in service under leases and power purchase agreements during the six months ended June 30, 2014 increased by 103% as compared to the in-period average during the six months ended June 30, 2013. This significant growth was attributable to our continued success in the installation and operation of solar energy systems under lease and power purchase agreements in new and existing markets. However, the impact of the installed base on the increase in revenue varied by the mix between solar energy systems under leases, for which revenue is recognized on a straight-line basis over the lease term, and power purchase agreements, for which revenue is recognized based on energy produced. The average percent of the in-period aggregate megawatt production capacity of solar energy systems placed in service under power purchase agreements from July 1, 2013 to June 30, 2014 increased from 47% to 55%, which increased the effect of seasonality in the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

Revenue from sales of solar energy systems and components increased by $20.4 million, or 63%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. This increase was primarily due to a $23.6 million increase in revenue from long-term solar energy system sales contracts recognized on the percentage-of-completion basis, a $6.0 million increase in revenue from sales to commercial customers and a $3.6 million increase in revenue from sales to residential customers. These increases were partially offset by a $16.8 million decrease in revenue from sales to government entities, a $4.2 million decrease in revenue from sales of energy efficiency products and services and a $0.8 million decrease in revenue from installations of electric vehicle charging stations. In addition, we recognized $9.0 million of revenue from sales of Zep Solar products in the six months ended June 30, 2014.

Cost of Revenue, Gross Profit and Gross Profit Margin

	Six Months Ended June 30,		Change
(Dollars in thousands)	2014	2013	$	%
Operating leases and solar energy systems incentives	$36,805	$12,546	24,259	193
Gross profit of operating leases and solar energy systems incentives	35,448	23,151	12,297	53
Gross profit margin of operating leases and solar energy systems incentives	49%	65%
Solar energy systems sales	$50,417	$39,721	10,696	27
Gross profit (loss) of solar energy systems sales	2,210	(7,481)	9,691	130
Gross profit (loss) margin of solar energy systems sales	4%	(23)%
Total cost of revenue	$87,222	$52,267	34,955	67
Total gross profit	37,658	15,670	21,988	140
Total gross profit margin	30%	23%

Cost of operating leases and solar energy systems incentives revenue increased by $24.3 million, or 193%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. This increase was primarily due to the increase in depreciation expense arising from the higher aggregate cost of solar energy systems placed in service under leases and power purchase agreements, the increased costs associated with the operation, maintenance and warranty of these systems, contract cancellations by customers prior to the completion of solar energy system installation and the amortization of the intangible assets from the Zep Solar acquisition. Additionally, we incurred $8.2 million of increased period costs related to our warranties to our customers, our dedicated operations and maintenance department and contract cancellations by customers prior to the completion of the solar energy system installation. We also incurred $2.9 million in the six months ended June 30, 2014 related to the amortization of the intangible assets from the Zep Solar acquisition. The gross profit margin of operating leases and solar energy systems incentives decreased to 49% for the six months ended June 30, 2014 from 65% for the six months ended June 30, 2013. This was due in part to the increased period costs and the amortization of intangible assets, as mentioned above, and to the winding-down of the U.S. Treasury grant program, which decreased the impact of amortization of U.S. Treasury grants received on the cost of operating lease and solar energy systems incentives. The amortization of U.S. Treasury grants received as a percentage of depreciation expense decreased from 47% for the six months ended June 30, 2013 to 28% for the six months ended June 30, 2014.

Cost of solar energy systems sales increased by $10.7 million, or 27%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. This increase was primarily due to the increase in sales of solar energy systems and the cost of Zep Solar products sold. In addition, we recognized a $1.0 million lower provision for warranties and anticipated upfront losses on solar energy system sales contracts in the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The gross margin improved from (23)% to 4% primarily due to the higher margins from sales of Zep Solar products in the six months ended June 30, 2014 and the low or negative margins on large commercial and government sales incurred in the six months ended June 30, 2013.

Operating Expenses

	Six Months Ended June 30,		Change
(Dollars in thousands)	2014	2013	$	%
Sales and marketing expense	$102,621	$39,223	63,398	162
General and administrative expense	71,398	38,028	33,370	88
Research and development	4,923	609	4,314	708

Total operating expenses	$178,942	$77,860	101,082	130

Sales and marketing expense increased by $63.4 million, or 162%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. This increase was primarily due to more expansive sales and marketing efforts, which have resulted in increased customers. In particular, we acquired certain assets of a leading direct-to-consumer marketer, Paramount Energy, including its employees, technology and tools, in the third quarter of 2013, and we created a dedicated door-to-door direct sales group in the fourth quarter 2013. These initiatives increased the average number of personnel in sales and marketing departments by 186% for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. As a result of this growth in headcount, employee compensation costs increased by $41.4 million, or 141%, of which $5.6 million attributable to stock-based compensation, and allocated facilities and operations costs increased by $6.6 million. In addition, promotional marketing costs increased by $7.9 million. Furthermore, during the six months ended June 30, 2014, we amortized $5.8 million of marketing-related intangible assets acquired through the Paramount Energy and Zep Solar acquisitions. We expect that our increased investment in sales and marketing efforts will continue to drive the future growth of our business.

General and administrative expense increased by $33.4 million, or 88%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. This was primarily due to the increase in the average number of personnel in general and administrative departments, which grew by 32% for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. As a result of this growth in headcount, employee compensation costs increased by $24.5 million, or 108%, of which $10.8 million was attributable to stock-based compensation, and allocated facilities and operations costs increased by $4.2 million. In addition, we recognized $5.2 million of general and administrative expenses incurred by Zep Solar in the six months ended June 30, 2014.

Research and development expense increased by $4.3 million, or 708%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. This was primarily due to research and development activities by Zep Solar in the six months ended June 30, 2014.

Other Income and Expenses

	Six Months Ended June 30,		Change
(Dollars in thousands)	2014	2013	$	%
Interest expense, net	$20,871	$11,740	9,131	78
Other expense, net	1,332	302	1,030	341

Total interest and other expenses, net	$22,203	$12,042	10,161	84

Interest expense, net, increased by $9.1 million, or 78%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The interest expense, net, related to our cash borrowings increased by $10.2 million as a result of the higher average carrying balances on our borrowing facilities for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The increase in interest expense, net, related to borrowings was offset by a $1.1 million decrease in interest expense, net, related to lease pass-through financing obligations mainly due to lower average carrying balances of our lease pass-through financing obligations for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

Net (Loss) Income Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Six Months Ended June 30,		Change
(Dollars in thousands)	2014	2013	$	%
Net (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests	$(91,963)	$6,228	(98,191)	1577

The net loss attributable to noncontrolling interests and redeemable noncontrolling interests represents the share of net loss that was allocated to the investors in the joint venture financing funds. This amount was determined as the change in the investors’ interests in the joint venture financing funds between the beginning and end of each reported period calculated primarily using the HLBV method, less any capital contributions net of any capital distributions. The calculation depends on the specific contractual liquidation provisions of each joint venture financing fund and is generally affected by, among other factors, the tax attributes allocated to the investors including tax bonus depreciation and investment tax credits or U.S. Treasury grants in lieu of the investment tax credits, the existence of guarantees of minimum returns to the investors by us, and the allocation of tax income or losses including provisions that govern the level of deficits that can be funded by the investors in a liquidation scenario. The calculation is also affected by the cost of the assets sold or contributed to the joint venture financing funds, which forms the book basis of the net assets allocated to the investors assuming a liquidation scenario. Generally, significant loss allocations to the investors have arisen in situations where there was a significant difference between the fair value and the cost of the assets sold or contributed to the joint venture financing funds in a particular period accompanied by the absence of guarantees of minimum returns to the investors by us, since the capital contributions by the investors were based on the fair value of the assets while the calculation is based on the cost of the assets. The existence of guarantees of minimum returns to the investors by us and limits on the level of deficits that the investors are contractually obligated to fund in a liquidation scenario reduce the amount of losses that could be allocated to the investors. In addition, the redeemable noncontrolling interests balance is at least equal to the redemption amount.

The net loss attributable to noncontrolling interests and redeemable noncontrolling interests for the six months ended June 30, 2014 was $92.0 million while the net income attributable to noncontrolling interests and redeemable noncontrolling interests for the six months ended June 30, 2013 was $6.2 million. The net loss allocation to noncontrolling interests and redeemable noncontrolling interests for the six months ended June 30, 2014 was primarily due to the $108.5 million loss allocation from financing funds into which we were selling or contributing assets. This loss allocation was partially offset by a $5.5 million income allocation related to financing funds that were fully funded and that we were not selling or contributing additional assets. Additionally, $11.0 million of income was allocated to noncontrolling interests and redeemable noncontrolling interests in an entity that has a lease pass-through joint venture arrangement with us including $8.5 million income allocated due to adjusting the carrying amount of the redeemable noncontrolling interest balance to its redemption amount following amendments to the contractual agreements of this fund that granted the investor redemption rights of its investment in the fund in conjunction with termination of the lease pass-through arrangement. The net income allocation to noncontrolling interests and redeemable noncontrolling interests for the six months ended June 30, 2013 was mainly due to income allocated to investors in funds that were fully funded partially offset by losses allocated to investors in funds into which we sold or contributed assets.

Liquidity and Capital Resources

The following table summarizes our condensed consolidated cash flows:

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Net cash (used in) provided by operating activities	$(59,794)	$67,134
Net cash used in investing activities	(469,356)	(284,344)
Net cash provided by financing activities	357,331	216,736

Net decrease in cash and cash equivalents	$(171,819)	$(474)

We finance our operations, including the costs of acquisition and installation of solar energy systems, mainly through a variety of financing fund arrangements that we have formed with fund investors, credit facilities from banks, equity offerings and cash generated from our operations. As described below under “—Financing Activities—Financing Fund Commitments,” as of June 30, 2014, we had $677.3 million of available commitments from our fund investors, including a $344.0 million financing fund structured as a debt facility, that would be available through our asset monetization strategy.

While we had a net loss for the six months ended June 30, 2014, we believe that our existing cash and cash equivalents, funds available under a secured credit facility and funds available in our existing financing funds that can be drawn-down through our asset monetization strategy will be sufficient to meet our cash requirements for at least the next 12 months.

Operating Activities

In the six months ended June 30, 2014, we utilized $59.8 million in net cash from operations. This cash outflow primarily resulted from a net loss of $163.7 million, reduced by non-cash items such as depreciation and amortization of $40.0 million, stock-based compensation of $28.9 million and interest on lease pass-through financing obligations of $5.8 million and increased by a reduction in lease pass-through financing obligation of $23.0 million. This cash outflow also increased in part due to an increase in restricted cash of $4.9 million, an increase in rebates receivable of $4.7 million, an increase in inventories of $32.5 million, an increase in prepaid expenses and other current assets of $16.7 million and a decrease in accrued and other liabilities of $7.5 million. This cash outflow was offset by an increase in deferred revenue of $103.1 million relating to upfront lease payments received from customers and solar energy system incentive rebate payments received from various state and local governments and deferred investment tax credits revenue and an increase in accounts payable of $20.3 million.

In the six months ended June 30, 2013, we generated $67.1 million in net cash from operations. This cash inflow primarily resulted from an increase in deferred revenue of $79.6 million relating to upfront lease payments received from customers and solar energy system incentive rebate payments received from various state and local governments, a decrease in inventories of $19.3 million, an increase in accounts payable of $14.7 million and an increase in accrued liabilities of $30.5 million. The cash inflow was offset in part by an increase in prepaid expenses and other current assets of $12.7 million, an increase in rebates receivable of $2.7 million and a net loss of $74.2 million, reduced by non-cash items such as depreciation and amortization of $15.6 million, stock-based compensation of $7.6 million and interest on lease pass-through financing obligation of $6.9 million and increased by a reduction in lease pass-through financing obligation of $14.2 million.

Investing Activities

Our investing activities consisted primarily of capital expenditures.

In the six months ended June 30, 2014, we used $469.4 million in investing activities. Of this amount, we used $450.3 million on the design, acquisition and installation of solar energy systems under operating leases with our customers and $7.6 million in the acquisition of vehicles, office equipment, leasehold improvements and furniture and $0.5 million for the acquisition of the redeemable noncontrolling interest related to a single joint venture financing fund. We also invested $11.0 million in promissory notes receivable and other advances to a third party.

In the six months ended June 30, 2013, we used $284.3 million in investing activities. Of this amount, we used $280.5 million on the design, acquisition and installation of solar energy systems under operating leases with our customers and $3.9 million in the acquisition of vehicles, office equipment, leasehold improvements and furniture.

Financing Activities

In the six months ended June 30, 2014, we generated $357.3 million from financing activities. We received $198.9 million, net of lender fees, from long-term debt and repaid $52.3 million of long-term debt. We received $67.4 million, net of issuance costs, from the issuance of solar asset-backed notes and repaid $2.2 million of the solar asset-backed notes. We also repaid $0.4 million of our capital lease obligation. We received $0.4 million from U.S. Treasury Department grants associated with solar energy systems that we had leased to customers. We received $19.0 million from fund investors in our lease pass-through financing funds and paid $6.4 million to fund investors in our lease pass-through financing funds. We also generated $216.1 million from proceeds from investments by various fund investors in our joint ventures and paid distributions to fund investors of $90.5 million. Additionally, we received $8.4 million from the issuance of common stock upon the exercise of stock options for cash.

In the six months ended June 30, 2013, we generated $216.7 million from financing activities. We received $34.5 million, net of fees, from long-term debt. We repaid $18.6 million of long-term debt and $1.2 million of our capital lease obligation. We received an additional $98.5 million from U.S. Treasury grants associated with our solar energy systems that we had leased to customers. We also received $20.6 million from fund investors in our lease pass-through financing funds and $146.1 million from fund investors in our joint ventures. We paid distributions to fund investors of $76.2 million. Additionally, we received $5.3 million from the issuance of common stock upon the exercise of stock options for cash and an additional $8.0 million from the issuance of common stock upon the exercise of common stock warrants.

Secured Credit Agreements, Solar Asset-backed Notes and Financing Fund Commitments

There were no material changes to our secured credit agreements, solar asset-backed notes and financing fund commitments during the six months ended June 30, 2014 from those disclosed in our annual report on Form 10-K for the year ended December 31, 2013 other than as noted under Liquidity and Capital Resources above and as noted below.

Secured Credit Agreements:

In January 2014, our existing term loan agreement was amended to increase the maximum term loan availability from $100.0 million to $158.0 million.

In February 2014, one of our subsidiaries entered into an agreement with a syndicate of banks for a term loan of $100.0 million. On February 20, 2014, the agreement was amended to increase the maximum term loan availability to $220.0 million. On March 20, 2014, the agreement was further amended to increase the maximum term loan availability to $250.0 million. The term loan bears interest at an annual rate of LIBOR plus 3.25% or, at our option, 3.25% plus the highest of (i) the Federal Funds Rate plus 0.50%, (ii) Bank of America’s published “prime rate” or (iii) LIBOR plus 1.00%. As of June 30, 2014, the interest rates ranged between

3.40% and 3.48%. The term loan is secured by the assets and cash flows of the subsidiary and is non-recourse to our other assets. The term loan matures on December 31, 2016. Through June 30, 2014, we had borrowed an aggregate of $45.6 million under the term loan. Of the amount borrowed, $44.5 million, net of fees, were outstanding as of June 30, 2014, all of which are included in the condensed consolidated balance sheets under long-term debt, net of current portion. We were in compliance with all debt covenants as of June 30, 2014.

In May 2014, one of our subsidiaries entered into an agreement with a syndicate of banks for a term loan of $125.0 million. The term loan bears interest at an annual rate of 3.00% to 4.00%, depending on the cumulative period the term loan has been outstanding, plus LIBOR or, at our option, plus the highest of (i) the Federal Funds Rate plus 0.50%, (ii) Bank of America’s published “prime rate” or (iii) LIBOR plus 1.00%. As of June 30, 2014, the interest rate was 3.15%. The term loan is secured by certain assets and cash flows of the subsidiary and is non-recourse to our other assets or cash flows. The term loan matures on May 23, 2016. Through June 30, 2014, we had borrowed an aggregate of $8.5 million under the term loan. Of the amount borrowed, $8.2 million, net of fees, were outstanding as of June 30, 2014, all of which are included in the condensed consolidated balance sheets under long-term debt, net of current portion. We were in compliance with all debt covenants as of June 30, 2014.

In July 2014, we paid $10.0 million to settle a working capital financing facility.

Solar Asset-backed Notes:

In April 2014, we pooled and transferred qualifying solar energy systems and the associated customer contracts into a special purpose entity, or SPE, and issued $70.2 million in aggregate principal of Solar Asset-backed Notes, Series 2014-1, backed by these solar assets to certain investors. The Solar Asset-backed Notes bear interest at a fixed rate of 4.59% per annum and have a final maturity date of April 20, 2044. The cash flows generated by these solar assets are used to service the monthly principal and interest payments on the Solar Asset-backed Notes and satisfy the SPE’s expenses, and any remaining cash is distributed to one of our subsidiaries. The assets and cash flows generated by the qualifying solar energy systems are not available to our other creditors, and the creditors of the SPE, including the Solar Asset-backed Note holders, have no recourse to our other assets. We were in compliance with all Solar Asset-backed Note covenants as of June 30, 2014.

In July 2014, we issued $201.5 million in aggregate principal of Solar Asset-backed Notes through a SPE that is wholly owned by us. The Solar Asset-backed Notes were issued in two classes, with the senior class having an aggregate principal amount of $160.0 million and bearing interest at a fixed rate of 4.02% per annum while the junior class had an aggregate principal amount of $41.5 million and a fixed interest rate of 5.44% per annum. The Solar Asset-backed Notes have a final maturity date of July 20, 2044. The cash flows generated by the assets in the SPE will be used to service the monthly principal and interest payments on the Solar Asset-backed Notes. The SPE’s assets and cash flows will not be available to our other creditors, and the creditors of the SPE, including the Solar Asset-backed Note holders, will have no recourse to our other assets.

Financing Fund Commitments:

In January 2014, the contractual terms of an existing financing fund were amended to increase the total available financing from the fund investor by $40.0 million to $80.0 million. In February 2014, one of our subsidiaries entered into a new lease pass-through financing arrangement with an existing fund investor. The total available financing under the lease pass-through financing arrangement is $100.0 million. In April and May 2014, we formed three new financing funds, one with a new fund investor and two with existing fund investors, to provide aggregate available financing of up to $240.0 million from the fund investors. In July 2014, we formed a new financing fund with an existing fund investor to provide available financing of up to $20.0 million from the fund investor.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our ongoing business operations. Our primary exposures include changes in interest rates because certain borrowings bear interest at floating rates based on LIBOR plus a specified margin. Historically, we have managed our interest rate risk by balancing our amount of fixed-rate and floating-rate debt. For fixed-rate debt, interest rate changes do not affect our earnings or cash flows. Conversely, for floating-rate debt, interest rate changes generally impact our earnings and cash flows, assuming other factors are held constant. Pursuant to our risk management policies, we may also make use of derivative instruments to manage our short-term exposures to fluctuations in interest rates. We do not enter into any derivative instrument transactions for trading or speculative purposes.

Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and operating expenses and reducing our funds available for capital investments, operations or other purposes. In addition, we must use a substantial portion of our cash inflows to service our borrowings, which may affect our ability to make acquisitions or capital expenditures. A hypothetical 10% change in our interest rates would have increased our interest expense by $0.5 million and $0.2 million for the six months ended June 30, 2014 and 2013, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014 pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2014, except for the impact of material weaknesses in our internal control over financial reporting, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013. Management commenced a process of developing, adopting and implementing new policies and procedures to address these material weaknesses beginning in the first quarter of 2014.

Although we believe that the remediation efforts implemented to date and other additional changes to our internal controls will improve our internal control over financial reporting and other disclosure controls and procedures, additional time is required to further design, fully implement and test the remediation efforts to demonstrate that these remediation efforts result in the effective operation of our internal controls. Management, with oversight from the Audit Committee, is committed to the remediation of known material weaknesses as expeditiously as possible.

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

In response to the material weaknesses described above, during the three months ended June 30, 2014, we began implementing and evaluating new controls and procedures. Though management is still evaluating the design of these new procedures, we believe that our improved processes and procedures will assist in the remediation of our material weaknesses. Once placed in operation for a sufficient period of time, we will subject these procedures to appropriate tests, in order to determine whether they are operating effectively. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting

With the oversight of senior management and our audit committee, we have continued to remediate the underlying causes of the material weaknesses. Other than with respect to the ongoing plan for remediation of the material weaknesses, there has been no change to our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 17, 2012, Kevin Demattio, a former outside sales employee, filed a putative class action complaint against the Company in the Superior Court of California for the County of Los Angeles. Mr. Demattio purports to represent a class of certain current and former outside sales representatives, and those with a similar title, who worked for the Company in California for the four-year period prior to the filing of the complaint. The complaint alleges causes of action for failure to pay proper wages due under various commission pay plans; failure to properly pay the wages of terminated (or resigned) employees; failure to provide proper itemized wage statements because of an alleged failure to specify requisite information; failure to keep accurate time records; and related claims for unfair competition and a California state statute permitting individuals to pursue claims not pursued by a state agency. Mr. Demattio seeks unspecified damages for himself and affected class members, including all wages due and owing, applicable statutory penalties (including waiting time penalties), interest, attorneys’ fees and costs. On January 24, 2013, the Company answered the complaint and asserted a cross complaint against Mr. Demattio to recover commissions that he was paid, but not entitled to, along with the Company’s fees and costs in the litigation. On July 15, 2014, the Superior Court denied Mr. DeMattio’s motion to certify a class of similarly situated plaintiffs, and denied Mr. DeMattio’s application to act as the class representative. The Company intends to defend itself against the individual complaint and pursue its own claims vigorously.

On March 28, 2014, a purported stockholder class action lawsuit was filed in the United States District Court for the Northern District of California against the Company and two of its officers. The complaint alleges claims for violations of the federal securities laws, and seeks unspecified compensatory damages and other relief on behalf of a purported class of purchasers of our securities from March 6, 2013 to March 18, 2014. The Company believes that the claims against it are without merit and intends to defend the litigation vigorously. The Company has not recognized any liability as a result of this matter. On June 5 and June 11, 2014, derivative stockholder actions were filed in San Mateo Superior Court of California, purportedly on behalf of the Company and against members of its board of directors, alleging that the board members breached their duties to the Company by failing to prevent the conduct alleged in the purported stockholder class action pending in the United States District Court for the Northern District of California. The Company believes that the claims against it are without merit and intends to defend the litigation vigorously.

From time to time, we may be involved in various legal proceedings that arise from the normal course of business activities. In addition, from time to time, third parties may assert intellectual property infringement, commercial, employment, business practices and other claims against us in the form of letters and other forms of communication. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our results of operations, prospects, cash flows, financial position and brand. See Note 15 to the Consolidated Financial Statements, Commitments and Contingencies, of this quarterly report on Form 10-Q as well as Part I, Item 3 of our annual report on Form 10-K for the year ended December 31, 2013 for a description of certain pending proceedings which did not materially change during the quarter ended June 30, 2014.

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

Limits on net metering, interconnection of solar energy systems and other operational policies in key markets could limit the number of solar energy systems installed there. For example, California utilities limit net metering credit to 5% of the utilities’ aggregate customer peak demand. California has adopted legislation to establish a process and timeline for developing a new net metering program with no cap on participation. If the net metering caps in California and other jurisdictions are reached, or if the amount of credit that customers receive for net metering is significantly reduced, future customers will be unable to recognize the current cost savings associated with net metering. We substantially rely on net metering when we establish competitive pricing for our prospective customers, and absence of net metering for new customers would greatly limit demand for our solar energy systems.

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

The federal government currently offers a 30% investment tax credit under Section 48(a)(3) of the Internal Revenue Code, or the Federal ITC, for the installation of certain solar power facilities until December 31, 2016. This credit is due to adjust to 10% in 2017. Solar energy systems that began construction prior to the end of 2011 were eligible to receive a 30% federal cash grant paid by the U.S. Treasury Department under Section 1603 of the American Recovery and Reinvestment Act of 2009, or the U.S. Treasury grant, in lieu of the Federal ITC. Pursuant to the Budget Control Act of 2011, U.S. Treasury grants are subject to sequestration beginning in 2013. Specifically, U.S. Treasury grants made on or after October 1, 2013 through September 30, 2014 will be reduced by 7.2%, regardless of when the U.S. Treasury received the application. As a result, for all applications pending or submitted prior to June 30, 2014, we expect to suffer grant shortfalls of approximately $1.3 million associated with our financing funds. Applicable authorities may adjust or decrease incentives from time to time or include provisions for minimum domestic content requirements or other requirements to qualify for these incentives.

Reductions in, or eliminations or expirations of, governmental incentives could adversely impact our results of operations and ability to compete in our industry by increasing our cost of capital, causing us to increase the prices of our energy and solar energy systems, and reducing the size of our addressable market. In addition, this would adversely impact our ability to attract investment partners and to form new financing funds and our ability to offer attractive financing to prospective customers. For the quarter ended June 30, 2014, approximately 99.2% of new customers chose to enter into financed lease or power purchase agreements rather than buying a solar energy system for cash.

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

If the Internal Revenue Service or the U.S. Treasury Department further disagrees now or in the future, as a result of any pending or future audit, the outcome of the Department of Treasury Inspector General investigation, the change in guidelines or otherwise, with the fair market value of more of our solar energy systems that we have constructed or that we construct in the future, including any systems for which grants have already been paid, and determines we have claimed too high of a fair market value, it could have a material adverse effect on our business, financial condition and prospects. For example, a hypothetical five percent downward adjustment in the fair market value in the approximately $501.2 million of U.S. Department of Treasury grant applications that have been awarded from the beginning of the U.S. Treasury grant program through June 30, 2014 would obligate us to repay approximately $25.1 million to our fund investors.

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

In addition, the U.S. government has new trade investigations relating to certain components exported from China and Taiwan. In early June 2014, the U.S. government announced its affirmative preliminary determination in the countervailing duty case and in July 2014, the government announced affirmative preliminary determinations in the antidumping cases against both China and Taiwan. As a result, cash deposits are now required from importers of record based on these preliminary rates and pricing of affected solar photovoltaic panel components has increased. The new preliminary tariffs do not apply to modules with Chinese solar cells. Those modules are still covered by the existing tariffs from the first trade case. Final determinations in the new trade case are expected before the end of the year.

If additional tariffs are imposed or other negotiated outcomes occur, our ability to purchase these products on competitive terms or to access specialized technologies from those countries could be limited. Any of those events could harm our financial results by requiring us to pay trade penalties or to purchase solar panels or other system components from alternative, higher-priced sources.

In June 2014, we announced our proposed acquisition of Silevo, Inc., a solar panel technology and manufacturing company. While we believe that panels manufactured by our company following our proposed acquisition of Silevo would be exempt from these tariffs, as proposed, the acquisition of Silevo may not be completed, and even if it were to be completed, we expect to rely on solar panels produced by our existing suppliers for the near future. In addition, it is possible that system components purchased from foreign suppliers could be the subject of these or future trade cases.

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

We are taking and have taken numerous steps to remediate these material weaknesses and improve our internal control over financial reporting. In connection with this quarterly report on Form 10-Q, our management has performed an evaluation of our internal control over financial reporting as of June 30, 2014 pursuant to Section 404 of the Sarbanes-Oxley Act, and has concluded that our internal control over financial reporting and our disclosure controls and procedures were effective as of June 30, 2014, except for the impact of material weaknesses in our internal control over financial reporting, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013. We began the process of developing, adopting and implementing new policies and procedures to address these material weaknesses beginning in the first quarter of 2014. Although we believe that our remediation efforts implemented to date and other additional changes to our internal controls will improve our internal control over financial reporting and other disclosure controls and procedures, additional time is required to further design, fully implement and test our remediation efforts to demonstrate that our remediation efforts result in the effective operation of our internal controls.

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

We may not realize the anticipated benefits of past or future acquisitions, and integration of these acquisitions may disrupt our business and management and cause dilution to our stockholders.

In June 2014, we announced that we had entered into a definitive agreement to acquire Silevo, Inc., a solar panel technology and manufacturing company. In 2013, we acquired Zep Solar, Common Assets, certain assets of Paramount Solar, and completed various other smaller acquisitions. In the future we may acquire additional companies, project pipelines, products, or technologies, including additional photovoltaics companies, or enter into joint ventures or other strategic initiatives. Our ability as an organization to integrate acquisitions is unproven. We may not realize the anticipated benefits of our acquisitions or any other future acquisition, or the acquisition may be viewed negatively by customers, financial markets or investors.

Any acquisition has numerous risks, these risks include the following, among others:

•	difficulty in assimilating the operations and personnel of the acquired company;

•	difficulty in effectively integrating the acquired technologies or products with our current products and technologies;

•	difficulty in maintaining controls, procedures, and policies during the transition and integration;

•	disruption of our ongoing business and distraction of our management and employees from other opportunities and challenges due to integration issues;

•	difficulty integrating the acquired company’s accounting, management information, and other administrative systems;

•	inability to retain key technical and managerial personnel of the acquired business;

•	inability to retain key customers, vendors, and other business partners of the acquired business;

•	inability to achieve the financial and strategic goals for the acquired and combined businesses;

•	incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results;

•	potential failure of the due diligence processes to identify significant issues with product quality, legal and financial liabilities, among other things;

•	potential inability to assert that internal controls over financial reporting are effective; and

•	potential inability to obtain, or obtain in a timely manner, approvals from governmental authorities, which could delay or prevent such acquisitions.

Additional risks related to our proposed acquisition of Silevo, Inc., expected to close in the third quarter of 2014, include the following:

•	the inability to successfully operate new lines of business in which our management team and personnel may have little prior experience;

•	the inability to successfully scale the acquired manufacturing output to substantially higher levels while achieving projected cost reductions;

•	the inability to obtain and maintain government partnerships and incentives and substantial additional funds to build state-of-the-art manufacturing facilities and achieve the other anticipated benefits of the acquisitions;

•	potential liquidity risks involved in increasing our capital expenses while reducing cash available for operations, servicing our existing indebtedness, complying with liquidity covenants and other uses;

•	our ability to successfully compete with other manufacturers, particularly those competitors with significantly greater experience in managing manufacturing operations, greater capital resources, numerous patent and other intellectual property protections, and support from foreign governments;

•	our relationships with key vendors, business partners, and other entities associated with the acquired business, including risks related to their solvency and creditworthiness;

•	any lack of availability or increased pricing of key components and materials, such as polysilicon and wafers;

•	the inability to maintain partnerships and relationships with the People’s Republic of China, including managing joint ventures with state-affiliated partners;

•	our inability hire a sufficient number of skilled manufacturing personnel and to maintain good work relations with employees, including the effect of any work stoppages or liabilities associated with labor union activity;

•	potential additional exposure to fluctuations in currency exchange rates; and

•	assumption of liabilities including, but not limited to, lawsuits, tax examinations, product warranty liabilities, environmental liabilities, and liabilities associated with compliance with laws, in particular anti-bribery and anti-corruption laws such as the U.S. Foreign Corrupt Practices Act.

In connection with our acquisitions of Zep Solar and Paramount Solar, we issued approximately 6.5 million shares of our common stock. As consideration for our proposed acquisition of Silevo, and assuming the timely achievement of all earnout related milestones, we may issue additional common stock with an aggregate value of up to $350 million. In addition, we typically offer additional equity compensation to continuing employees of these businesses. If we are unable to successfully integrate these businesses and technologies or are unable to otherwise achieve the anticipated benefits of these acquisitions, the related issuances of our securities may be highly dilutive to our existing stockholders.

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

We have incurred net losses in the past, and we had an accumulated deficit of $274.0 million as of June 30, 2014. We may incur net losses from operations as we increase our spending to finance the expansion of our operations, expand our installation, engineering, administrative, sales and marketing staffs, and implement internal systems and infrastructure to support our growth. We do not know whether our revenue will grow rapidly enough to absorb these costs, and our limited operating history makes it difficult to assess the extent of these expenses or their impact on our operating results. Our ability to achieve profitability depends on a number of factors, including:

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

We are involved in legal proceedings and receive inquiries from government and regulatory agencies (such as the pending Treasury and Department of Labor investigations and other matters referenced in Part II, Item 1, “Legal Proceedings”). In the event that we are involved in significant disputes or are the subject of a formal action by a regulatory agency, we could be exposed to costly and time consuming legal proceedings that could result in any number of outcomes. Although outcomes of such actions vary, any claims or regulatory actions initiated by or against us, whether successful or not, could result in expensive costs of defense, costly damage awards, injunctive relief, increased costs of business, fines or orders to change certain business practices, significant dedication of management time, diversion of significant operational resources, or otherwise harm our business. In any of these cases, our financial results could be negatively impacted.

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

Our total consolidated indebtedness was $751.8 million as of June 30, 2014. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including our 2.75% Convertible Senior Notes due 2018 issued in November 2013 (the “Notes”), depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

We have entered into several secured credit agreements, including a working capital facility under which we may currently borrow up to $250.0 million (with $200.0 million currently committed from several lenders and an additional $50.0 million subject to further conditions) that matures in December 2016. The working capital facility requires us to comply with certain financial, reporting and other requirements. The timing of our commercial projects has on occasion adversely affected our ability to satisfy certain financial covenants under these or prior facilities. While our lenders have given us waivers of certain covenants we have not satisfied in the past, there is no assurance that the lenders will waive or forbear from exercising their remedies with respect to any future defaults that might occur. For example, in May 2013, we executed amendments to two of our then outstanding secured credit facilities and obtained a waiver from our lenders under our third secured credit facility so that financial covenants regarding debt service coverage for the first quarter of 2013 would not apply to us because our trailing twelve-month non-GAAP EBITDA would have been insufficient to satisfy the covenants. In June 2013, we amended the debt service coverage ratio in our remaining two secured credit facilities to limit debt service to only cash interest charges. While we believe that some of the financial and other covenants are generally more favorable to us following these changes, a breach of our covenants may still occur in the future.

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

The trading price of our common stock has been volatile since our initial public offering. Since shares of our common stock were sold in our initial public offering in December 2012 at a price of $8.00 per share, the reported high and low sales prices of our common stock on the NASDAQ Global Select Market has ranged from $9.20 to $88.35 per share, through August 5, 2014. The market price of our common stock may fluctuate widely in response to many risk factors listed in this section and others beyond our control, including:

•	changes in laws or regulations applicable to our industry, products or services, including the effects of tariffs and other anti-competitive actions;

•	additions or departures of key personnel;

•	actual or anticipated changes in expectations regarding our performance by investors or securities analysts;

•	price and volume fluctuations in the overall stock market;

•	volatility in the market price and trading volume of companies in our industry or companies that investors consider comparable;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	addition or loss of significant customers;

•	our ability to protect our intellectual property and other proprietary rights;

•	sales of our common stock by us or our stockholders, including as a result of recent offerings and acquisitions;

•	litigation involving us, our industry or both;

•	major catastrophic events; and

•	general economic and market conditions and trends.

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

Our stock price could decline due to the large number of outstanding shares of our common stock eligible for future sale and issuance.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. Such sales may occur in connection with our acquisitions, such as our issuance of approximately 6.5 million shares in the aggregate for our acquisitions of Zep Solar and certain assets of Paramount Solar in 2013, and we will issue additional shares in connection with our proposed acquisition of Silevo, Inc. In addition, holders of a substantial amount of our common stock are entitled to rights with respect to registration of these shares under the Securities Act pursuant to an investors’ rights agreement. If these holders of our common stock, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our common stock. If we file a registration statement for the purposes of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired.

Insiders have substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control.

As of June 30, 2014, our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, owned approximately 47.5% of the outstanding shares of our common stock. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might affect the market price of our common stock.

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

Date: August 7, 2014

SOLARCITY CORPORATION

By:	/s/ LYNDON R. RIVE
Lyndon R. Rive
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.1	Agreement and Plan of Merger, dated as of June 16, 2014, by and among SolarCity Corporation, Sunflower Acquisition Corporation, Sunflower Acquisition LLC, Silevo, Inc., Richard Lim, as Securityholder Representative, and U.S. Bank National Association, as Escrow Agent (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 17, 2014).

10.10f	First Amendment to the Amended and Restated Credit Agreement, dated as of June 27, 2014, by and among the Registrant, Bank of America, N.A. and other banks and financial institutions party thereto.

10.10g*	Second Amendment to the Amended and Restated Credit Agreement, dated as of July 11, 2014, by and among the Registrant, Bank of America, N.A. and other banks and financial institutions party thereto.

10.14c*	Third Amendment to Loan Agreement among Hammerhead Solar, LLC (an indirect wholly owned subsidiary of the Registrant), Bank of America, N.A. and other banks and financial institutions party thereto, dated as of May 23, 2014.

10.15*	Loan Agreement, dated as of May 23, 2014, by and among AU Solar 2, LLC (an indirect wholly owned subsidiary of the Registrant), ING Capital LLC, CIT Finance LLC, Goldman Sachs Lending Partners LLC, Crédit Agricole Corporate and Investment Bank and the other banks and financial institutions party thereto.

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS††	XBRL Instance Document.

101.SCH††	XBRL Taxonomy Schema Linkbase Document.

101.CAL††	XBRL Taxonomy Calculation Linkbase Document.

101.DEF††	XBRL Taxonomy Definition Linkbase Document.

101.LAB††	XBRL Taxonomy Labels Linkbase Document.

101.PRE††	XBRL Taxonomy Presentation Linkbase Document.

*	Confidential treatment requested as to certain portions of this exhibit, which portions have been omitted and submitted separately to the Securities and Exchange Commission.
†	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of SolarCity Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
††	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and is otherwise not subject to liability under these sections.