Form 10-K/A
period 2013-12-31
SOLARCITY CORP
filed 2014-09-04
CIK 1408356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information called for by Part III of this Form 10-K is hereby incorporated by reference from the definitive Proxy Statement for our annual meeting of stockholders, which was filed with the Securities and Exchange Commission on April 23, 2014.

-i-

Explanatory Note

This Amendment No. 1 (“Amendment”) on Form 10-K/A amends the annual report on Form 10-K of SolarCity Corporation (the “Company”) for the period ended December 31, 2013, as filed with the Securities and Exchange Commission (the “Commission”) on March 18, 2014 (the “Form 10-K”).

This Amendment is an exhibit-only filing solely for the purpose of filing revised Exhibits 10.10e and 10.12a in connection with the conclusion of the confidential treatment process. No revisions are being made to the Company’s financial statements and this Amendment does not reflect events occurring after the filing of the Form 10-K, or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Form 10-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.        Exhibits

The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 4, 2014.

SOLARCITY CORPORATION

By:	/s/ Lyndon R. Rive
Lyndon R. Rive
Chief Executive Officer

Signature	Title	Date

/s/ Lyndon R. Rive Lyndon R. Rive	Founder, Chief Executive Officer and Director (Principal Executive Officer)	September 4, 2014

/s/ Brad Buss Brad Buss	Chief Financial Officer (Principal Accounting and Financial Officer)	September 4, 2014

/s/ Peter J. Rive* Peter J. Rive	Founder, Chief Operations Officer, Chief Technology Officer and Director	September 4, 2014

/s/ Elon Musk* Elon Musk	Chairman of the Board of Directors	September 4, 2014

/s/ John H. N. Fisher* John H. N. Fisher	Director	September 4, 2014

/s/ Antonio J. Gracias* Antonio J. Gracias	Director	September 4, 2014

/s/ Donald R. Kendall, Jr.* Donald R. Kendall, Jr.	Director	September 4, 2014

/s/ Nancy E. Pfund* Nancy E. Pfund	Director	September 4, 2014

/s/ Jeffrey B. Straubel* Jeffrey B. Straubel	Director	September 4, 2014

/s/ Bennet Van de Bunt* Bennet Van de Bunt	Director	September 4, 2014

* By /s/ Lyndon R. Rive Lyndon R. Rive, Attorney-in-Fact

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Incorporated by Reference	Exhibit Filing Date

2.1	Asset Purchase Agreement, dated as of August 13, 2013, by and among the Registrant, Poppy Acquisition LLC, Paramount GR Holdings, LLC and Paramount Energy Solutions, LLC	8-K	001-35758	2.1	August 19, 2013

2.2	Agreement and Plan of Merger, dated as of October 8, 2013, by and among the Registrant, Zoom Acquisition Corporation, Zoom Acquisition LLC, Zep Solar, Inc., Shareholder Representative Services LLC and U.S. Bank National Association, as Escrow Agent	8-K	001-35758	2.1	October 10, 2013

3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-K	001-35758	3.1	March 27, 2013

3.2	Amended and Restated Bylaws of the Registrant	10-K	001-35758	3.2	March 27, 2013

4.1	Form of Common Stock Certificate of the Registrant	S-1/A	333-184317	4.1	November 27, 2012

4.2	Form of Warrant	S-1	333-184317	4.2	October 5, 2012

4.3	Seventh Amended and Restated Investor’s Rights Agreement by and among the Registrant and certain stockholders of the Registrant, dated February 24, 2012	S-1	333-184317	4.4	October 5, 2012

4.4	Indenture, dated as of October 21, 2013, by and between the Registrant and Wells Fargo Bank National Association, including the form of senior convertible notes contained therein	8-K	001-35758	4.1	October 21, 2013

10.1*	Form of Indemnification Agreement for directors and executive officers	S-1	333-184317	10.1	October 5, 2012

10.2*	2007 Stock Plan and form of agreements used thereunder	S-1	333-184317	10.2	October 5, 2012

10.3*	2012 Equity Incentive Plan and form of agreements used thereunder	S-1	333-184317	10.3	October 5, 2012

10.4*	2012 Employee Stock Purchase Plan and form of agreements used thereunder	S-1	333-184317	10.4	October 5, 2012

10.5	Office Lease Agreement, between Locon San Mateo, LLC and the Registrant, dated as of July 30, 2010	S-1	333-184317	10.5	October 5, 2012

10.5a	First Amendment to Lease, between Locon San Mateo, LLC and the Registrant, dated as of November 15, 2010	S-1	333-184317	10.5a	October 5, 2012

10.5b	Second Amendment to Lease, between Locon San Mateo, LLC and the Registrant, dated as of March 31, 2011	S-1	333-184317	10.5b	October 5, 2012

10.9*	Offer Letter between the Registrant and Robert D. Kelly, dated October 6, 2011	S-1	333-184317	10.9	October 5, 2012

10.10**	Credit Agreement among the Registrant, Bank of America, N.A. and other banks and financial institutions party thereto, dated as of September 10, 2012	S-1	333-184317	10.10	October 5, 2012

10.10a	Amendment to Credit Agreement, dated as of October 12, 2012, among the Registrant, Bank of America, N.A., as Administrative Agent and the lenders party thereto	8-K	001-35758	10.10a	June 24, 2013

10.10b	Amendment to Credit Agreement, dated as of November 9, 2012, among the Registrant, Bank of America, N.A., as Administrative Agent and the lenders party thereto	8-K	001-35758	10.10b	June 24, 2013

Exhibit Number	Exhibit Description	Form	File No.	Incorporated by Reference	Exhibit Filing Date

10.10c	Amendment to Credit Agreement, dated as of December 31, 2012, among the Registrant, Bank of America, N.A., as Administrative Agent and the lenders party thereto	8-K	001-35758	10.10c	June 24, 2013

10.10d	Amendment Number One to Credit Agreement, dated as of June 18, 2013, among the Registrant, Bank of America, N.A., as Administrative Agent and the lenders party thereto	8-K	001-35758	10.10d	June 24, 2013

10.10e**	Amended and Restated Credit Agreement among the Registrant, Bank of America, N.A. and other banks and financial institutions party thereto, dated as of November 1, 2013

10.11**	Loan Agreement between City UB Solar, LLC (an indirect wholly owned subsidiary of the Registrant) and Union Bank, N.A., dated as of February 8, 2013	10-Q	001-35758	10.11	May 15, 2013

10.12**	Loan Agreement among AU Solar 1, LLC (an indirect wholly owned subsidiary of the Registrant), as borrower, Credit Suisse Securities (USA) LLC, ING Capital LLC and Rabobank, N.A., as joint lead arrangers, Credit Suisse AG, Cayman Islands Branch, as collateral agent and administrative agent, and the lenders parties thereto, dated as of June 7, 2013	10-Q	001-35758	10.12	August 9, 2013

10.12a**	Amendment No. 1 to Loan Agreement among AU Solar 1, LLC (an indirect wholly owned subsidiary of the Registrant), as borrower, Credit Suisse Securities (USA) LLC, ING Capital LLC and Rabobank, N.A., as joint lead arrangers, Credit Suisse AG, Cayman Islands Branch, as collateral agent and administrative agent, and the lenders parties thereto, dated as of December 6, 2013

10.13*	Zep Solar, Inc. 2010 Equity Incentive Plan and form of agreements used thereunder	S-8	333-192996	4.5	December 20, 2013

21.1	List of Subsidiaries	10-K	001-35758	21.1	March 18, 2014

23.1	Consent of Independent Registered Public Accounting Firm	10-K	001-35758	23.1	March 18, 2014

24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K)	10-K	001-35758	24.1	March 18, 2014

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002	10-K	001-35758	31.1	March 18, 2014

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002	10-K	001-35758	31.2	March 18, 2014

32.1†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement.
**	Registrant has omitted portions of the relevant exhibit and filed such exhibit separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 406 under the Securities Act of 1933, as amended.

†	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of SolarCity Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.