Form 10-Q/A
period 2014-03-31
SOLARCITY CORP
filed 2014-10-10
CIK 1408356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Amendment No. 1

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

The number of shares outstanding of the registrant’s common stock as of April 30, 2014 was 92,100,623.

Page
PART II — OTHER INFORMATION
Item 6. Exhibits		4

Explanatory Note

This Amendment No. 1 (“Amendment”) on Form 10-Q/A amends the quarterly report on Form 10-Q of SolarCity Corporation (the “Company”) for the period ended March 31, 2014, as filed with the Securities and Exchange Commission (the “Commission”) on May 7, 2014 (the “Form 10-K”).

This Amendment is an exhibit-only filing solely for the purpose of filing revised Exhibits 10.14 and 10.14a in connection with the conclusion of the confidential treatment process. No revisions are being made to the Company’s financial statements and this Amendment does not reflect events occurring after the filing of the Form 10-Q, or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Form 10-Q.

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

Date: October 10, 2014

SOLARCITY CORPORATION

By:	/s/ LYNDON R. RIVE
Lyndon R. Rive
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Incorporated by Reference	Exhibit Filing Date

10.14**	Loan Agreement among Hammerhead Solar, LLC (an indirect wholly owned subsidiary of the Registrant), Bank of America, N.A. and other banks and financial institutions party thereto, dated as of February 4, 2014

10.14a**	Upsizing Amendment and Acknowledgment among Hammerhead Solar, LLC (an indirect wholly owned subsidiary of the Registrant), Bank of America, N.A. and other banks and financial institutions party thereto, dated as of February 20, 2014

10.14b**	Second Upsizing Amendment among Hammerhead Solar, LLC (an indirect wholly owned subsidiary of the Registrant), Bank of America, N.A. and other banks and financial institutions party thereto, dated as of March 20, 2014	10-Q	001-35758	10.14b	May 7, 2014

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q	001-35758	32.1	May 7, 2014

32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q	001-35758	32.2	May 7, 2014

*	Indicates a management contract or compensatory plan or arrangement.
**	Registrant has omitted portions of the relevant exhibit and filed such exhibit separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 406 under the Securities Act of 1933, as amended.
†	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of SolarCity Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.