Form 10-Q/A
period 2014-06-30
SOLARCITY CORP
filed 2014-11-06
CIK 1408356

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

Explanatory Note

This Amendment No. 1 (“Amendment”) on Form 10-Q/A amends the quarterly report on Form 10-Q of SolarCity Corporation (the “Company”) for the period ended June 30, 2014, as filed with the Securities and Exchange Commission (the “Commission”) on August 7, 2014 (the “Form 10-Q”).

This Amendment is filed solely for the purpose of amending Item 4. Controls and Procedures of the Form 10-Q. No revisions are being made to the Company’s financial statements and this Amendment does not reflect events occurring after the filing of the Form 10-Q, or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Form 10-Q.

PART I—FINANCIAL INFORMATION

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

Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our chief executive officer and chief financial officer concluded that, as a result of material weaknesses in our internal control over financial reporting, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, our disclosure controls and procedures were not effective as of June 30, 2014.

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

In response to the material weaknesses described above, during the six months ended June 30, 2014, we began implementing and evaluating new internal controls over financial reporting and disclosure controls and procedures. Though management is still evaluating the design of these new controls and procedures, we believe that our improved processes and procedures will assist in the remediation of our material weaknesses. Once placed in operation for a sufficient period of time, we will subject these controls and procedures to appropriate tests in order to determine whether they are operating effectively. Management, with oversight from the Audit Committee, is committed to the remediation of known material weaknesses as expeditiously as possible.

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

Date: November 6, 2014

SOLARCITY CORPORATION

By:	/s/ Lyndon Rive
Lyndon Rive
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Incorporated by Reference	Exhibit Filing Date

2.1	Agreement and Plan of Merger, dated as of June 16, 2014, by and among SolarCity Corporation, Sunflower Acquisition Corporation, Sunflower Acquisition LLC, Silevo, Inc., Richard Lim, as Securityholder Representative, and U.S. Bank National Association, as Escrow Agent.	8-K	001-35758	2.1	June 17, 2014

10.10f	First Amendment to the Amended and Restated Credit Agreement, dated as of June 27, 2014, by and among the Registrant, Bank of America, N.A. and other banks and financial institutions party thereto.	10-Q	001-35758	10.10f	August 7, 2014

10.10g*	Second Amendment to the Amended and Restated Credit Agreement, dated as of July 11, 2014, by and among the Registrant, Bank of America, N.A. and other banks and financial institutions party thereto.	10-Q	001-35758	10.10g	August 7, 2014

10.14c*	Third Amendment to Loan Agreement among Hammerhead Solar, LLC (an indirect wholly owned subsidiary of the Registrant), Bank of America, N.A. and other banks and financial institutions party thereto, dated as of May 23, 2014.	10-Q	001-35758	10.14c	August 7, 2014

10.15*	Loan Agreement, dated as of May 23, 2014, by and among AU Solar 2, LLC (an indirect wholly owned subsidiary of the Registrant), ING Capital LLC, CIT Finance LLC, Goldman Sachs Lending Partners LLC, Crédit Agricole Corporate and Investment Bank and the other banks and financial institutions party thereto.	10-Q	001-35758	10.15	August 7, 2014

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-Q	001-35758	32.1	August 7, 2014

32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-Q	001-35758	32.2	August 7, 2014

*	Registrant has omitted portions of the relevant exhibit and filed such exhibit separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 406 under the Securities Act of 1933, as amended.
†	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of SolarCity Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.