Form 10-Q
period 2014-09-30
SOLARCITY CORP
filed 2014-11-06
CIK 1408356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

The number of shares outstanding of the registrant’s common stock as of September 30, 2014 was 96,000,871.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The discussion in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies; anticipated future financial results; expected trends in certain financial and operating metrics; our belief that the aggregate megawatt, or MW, production capacity of our systems is an indicator of the growth rate of our solar energy systems business; the calculation of estimated nominal contracted payments remaining, and certain other metrics based on forward-looking projections; projections on growth in the markets that we operate and our growth rates; pricing trends, including our ability to achieve economies of scale in both installation and capital costs; our ability to successfully integrate Silevo, Inc.’s business, operations and personnel and achieve manufacturing economies of scale and associated cost reductions; our expectations regarding the Riverbend Agreement and the development and construction of the Riverbend facility, including expected capital and operating expenses and the performance of our manufacturing operations; our belief that adequate surplus capacity of non-tariff solar panels is available to suit our future needs and the costs of solar energy system components; projections relating to our use of and reliance on U.S. Treasury grants and federal, state and local incentives and tax attributes; our regulatory status as a non-utility; our ability to continue to meet the regulatory requirements of a public company; expansion and hiring plans; product development efforts and customer preferences; the fair market value of our solar energy systems, including amounts potentially payable to our fund investors as a result of decreased fair market value determinations by the U.S. Treasury Department; the life and durability of our solar systems and equipment, and anticipated contract renewals; the success of our sales and marketing efforts; the performance of our SolarStrong project; our plans to sell Zep Solar products; our internal control environment and our remediation efforts with respect to our material weaknesses; the payment of future dividends; and our belief as to the sufficiency of our existing cash and cash equivalents, funds available under our secured credit facilities and funds available under existing financing funds to meet our working capital and operating resource requirements for the next 12 months.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SolarCity Corporation

Condensed Consolidated Balance Sheets

(In Thousands, Except Share Par Values)

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$696,516	$577,080
Short-term investments	36,943	—
Restricted cash	22,710	19,182
Accounts receivable (net of allowances for doubtful accounts of $1,109 and $955 as of September 30, 2014 and December 31, 2013, respectively)	22,931	23,011
Rebates receivable – net	26,313	20,131
Inventories	185,955	111,394
Deferred income tax asset	12,096	9,845
Prepaid expenses and other current assets	46,001	27,020

Total current assets	1,049,465	787,663
Restricted cash	607	301
Solar energy systems, leased and to be leased – net	2,440,140	1,682,521
Property and equipment – net	64,416	22,407
Goodwill and intangible assets – net	524,314	278,169
Other assets	70,438	38,473

Total assets(1)	$4,149,380	$2,809,534

Liabilities and equity
Current liabilities:
Accounts payable	$205,980	$121,556
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	6,934	20,390
Current portion of deferred U.S. Treasury grant income	15,330	15,340
Accrued and other current liabilities	133,657	72,157
Customer deposits	8,268	8,828
Current portion of deferred revenue	83,016	59,899
Current portion of long-term debt	12,099	7,422
Current portion of solar asset-backed notes	13,462	3,155
Current portion of lease pass-through financing obligation	30,813	29,041
Current portion of sale-leaseback financing obligation	546	418

Total current liabilities	510,105	338,206
Deferred revenue, net of current portion	515,098	410,161
Long-term debt, net of current portion	263,199	238,612
Convertible senior notes	730,000	230,000
Solar asset-backed notes, net of current portion	306,480	49,780
Long-term deferred tax liability	11,499	9,238
Lease pass-through financing obligation, net of current portion	58,453	64,167
Sale-leaseback financing obligation, net of current portion	14,004	14,338
Deferred U.S. Treasury grant income, net of current portion	401,319	412,469
Other liabilities and deferred credits	215,119	193,439

Total liabilities(1)	3,025,276	1,960,410
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests in subsidiaries	169,244	44,709

Stockholders’ equity:
Common stock, $0.0001 par value – authorized, 1,000,000 shares as of September 30, 2014 and December 31, 2013; issued and outstanding, 96,001 and 91,009 shares as of September 30, 2014 and December 31, 2013, respectively	10	10
Additional paid-in capital	982,701	819,914
Accumulated deficit	(254,805)	(202,326)

Total stockholders’ equity	727,906	617,598
Noncontrolling interests in subsidiaries	226,954	186,817

Total equity	954,860	804,415

Total liabilities and equity	$4,149,380	$2,809,534

(1)	SolarCity Corporation’s, or the Company’s, consolidated assets as of September 30, 2014 and December 31, 2013 include $1,332,276 and $823,165, respectively, being assets of variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs. These assets include solar energy systems, leased and to be leased-net, of $1,245,508 and $759,148 as of September 30, 2014 and December 31, 2013, respectively; property and equipment-net, of $25,855 and $0 as of September 30, 2014 and December 31, 2013, respectively; cash and cash equivalents of $24,254 and $35,141 as of September 30, 2014 and December 31, 2013, respectively; inventory, of $2,764 and $0 as of September 30, 2014 and December 31, 2013, respectively; restricted cash, current, of $892 and $115 as of September 30, 2014 and December 31, 2013, respectively; accounts receivable, net, of $7,746 and $4,802 as of September 30, 2014 and December 31, 2013, respectively; prepaid expenses and other assets of $852 and $3,831 as of September 30, 2014 and December 31, 2013, respectively; rebates receivable of $20,849 and $17,351 as of September 30, 2014 and December 31, 2013, respectively; restricted cash, noncurrent, of $300 and $0 as of September 30, 2014 and December 31, 2013, respectively; and other assets of $3,256 and $2,777 as of September 30, 2014 and December 31, 2013, respectively. The Company’s consolidated liabilities as of September 30, 2014 and December 31, 2013 include $29,811 and $32,029, respectively, being liabilities of VIEs whose creditors have no recourse to the Company. These liabilities include distributions payable to noncontrolling interests in subsidiaries and redeemable noncontrolling interests in subsidiaries of $6,934 and $20,390 as of September 30, 2014 and December 31, 2013, respectively; accounts payable of $3,292 and $0 as of September 30, 2014 and December 31, 2013, respectively; customer deposits of $4,066 and $5,291 as of September 30, 2014 and December 31, 2013, respectively; accrued liabilities and other payables of $816 and $615 as of September 30, 2014 and December 31, 2013, respectively; and bank borrowings of $14,703 and $5,733 as of September 30, 2014 and December 31, 2013, respectively.

See further description in Note 3, Acquisition, and Note 7, VIE Fund Arrangements.

See accompanying notes.

SolarCity Corporation

Condensed Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Operating leases and solar energy systems incentives	$52,178	$24,796	$124,431	$60,493
Solar energy systems and components sales	6,165	23,804	58,792	56,044

Total revenue	58,343	48,600	183,223	116,537
Cost of revenue:
Operating leases and solar energy systems incentives	25,728	8,619	62,533	21,165
Solar energy systems and components sales	6,640	26,128	57,057	65,849

Total cost of revenue	32,368	34,747	119,590	87,014

Gross profit	25,975	13,853	63,633	29,523
Operating expenses:
Sales and marketing	56,472	24,310	159,093	63,533
General and administrative	39,608	21,062	111,006	59,090
Research and development	4,235	364	9,158	973

Total operating expenses	100,315	45,736	279,257	123,596

Loss from operations	(74,340)	(31,883)	(215,624)	(94,073)
Interest expense — net	16,321	5,781	37,192	17,521
Other expense — net	2,961	123	4,293	425

Loss before income taxes	(93,622)	(37,787)	(257,109)	(112,019)
Income tax benefit (provision)	23,506	(23)	23,315	57

Net loss	(70,116)	(37,810)	(233,794)	(111,962)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(89,352)	(35,707)	(181,315)	(29,479)

Net income (loss) attributable to stockholders	$19,236	$(2,103)	$(52,479)	$(82,483)

Net income (loss) attributable to common stockholders
Basic	$19,236	$(2,103)	$(52,479)	$(82,483)
Diluted	$19,236	$(2,103)	$(52,479)	$(82,483)
Net income (loss) per share attributable to common stockholders
Basic	$0.21	$(0.03)	$(0.57)	$(1.07)
Diluted	$0.19	$(0.03)	$(0.57)	$(1.07)
Weighted average shares used to compute net income (loss) per share attributable to common stockholders
Basic	93,323,687	79,918,110	92,335,789	77,228,677
Diluted	99,380,397	79,918,110	92,335,789	77,228,677

See accompanying notes.

SolarCity Corporation

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating activities:
Net loss	$(233,794)	$(111,962)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss on disposal of property and equipment and construction in progress	1,227	30
Depreciation and amortization net of amortization of deferred U.S. Treasury grant income	66,602	25,674
Interest on lease pass-through financing obligation	8,692	10,035
Non cash interest on investment in notes receivable	(85)	—
Stock-based compensation, net of amounts capitalized	45,660	13,400
Loss on extinguishment of long-term debt	1,504	—
Deferred income taxes	(23,696)	9
Reduction in lease pass-through financing obligation	(36,407)	(25,525)
Changes in operating assets and liabilities:
Restricted cash	(3,834)	1,454
Accounts receivable	722	(8,162)
Rebates receivable	(6,182)	(1,657)
Inventories	(66,325)	(3,058)
Prepaid expenses and other current assets	(15,186)	(17,449)
Other assets	(12,092)	(3,411)
Accounts payable	80,651	70,839
Accrued and other liabilities	(17,283)	65,755
Customer deposits	(560)	1,299
Deferred revenue	128,054	143,379

Net cash (used in) provided by operating activities	(82,332)	160,650
Investing activities:
Payments for the cost of solar energy systems, leased and to be leased	(793,713)	(485,402)
Purchase of property and equipment	(13,420)	(5,827)
Investment in promissory notes receivable and other advances	(15,750)	—
Purchases of short term investments	(46,543)	—
Proceeds for sales of short term investments	9,600	—
Acquisition of business, net of cash acquired	1,874	(3,758)
Payments to acquire redeemable noncontrolling interest in a subsidiary	(450)	—

Net cash used in investing activities	(858,402)	(494,987)
Financing activities:
Investment fund financings, bank and other borrowings:
Borrowings under long-term debt	256,090	57,161
Repayments of long-term debt	(246,726)	(24,690)
Proceeds from issuance of solar asset-backed notes	263,551	—
Repayments of borrowings under solar asset-backed notes	(3,962)	—
Payment of deferred purchase consideration	(957)	—
Repayments of sale-leaseback financing obligation	(206)	(290)
Proceeds from lease pass-through financing obligation	30,124	31,233
Repayments of lease pass-through financing obligation	(6,351)	—
Repayment of capital lease obligations	(1,153)	(1,594)
Proceeds from investment by noncontrolling interests and redeemable noncontrolling interests in subsidiaries	428,061	221,175
Distributions paid to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	(107,254)	(117,017)
Proceeds from U.S. Treasury grants	342	123,816

Net cash provided by financing activities before equity and convertible notes issuances	611,559	289,794
Equity and convertible notes issuances:
Proceeds from issuance of convertible senior notes	488,713	—
Purchase of capped call options	(57,600)	—
Proceeds from exercise of stock options	17,498	9,415
Proceeds from exercise of common stock warrants	—	8,034

Net cash provided by equity and convertible notes issuances	448,611	17,449

Net cash provided by financing activities	1,060,170	307,243

Net increase (decrease) in cash and cash equivalents	119,436	(27,094)
Cash and cash equivalents, beginning of period	577,080	160,080

Cash and cash equivalents, end of period	$696,516	$132,986

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$15,583	$4,924
Cash payments during the period for taxes, net of refunds	$1,881	$—

See accompanying notes.

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Organization

SolarCity Corporation, or the Company, was incorporated as a Delaware corporation on June 21, 2006. The Company is engaged in the design, manufacturing, installation and sale or lease of solar energy systems to residential and commercial customers, or sale of electricity generated by solar energy systems to customers. The Company’s headquarters are located in San Mateo, California.

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

The condensed consolidated financial statements reflect the accounts and operations of the Company and those of its subsidiaries in which the Company has a controlling financial interest. In accordance with the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 810, Consolidation, the Company consolidates any variable interest entity, or VIE, of which it is the primary beneficiary. The typical condition for a controlling financial interest is holding a majority of the voting interests of an entity; however, a controlling financial interest may also exist in entities, such as VIEs, through arrangements that do not involve controlling voting interests. ASC 810 requires a variable interest holder to consolidate the VIE if that party has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company does not consolidate a VIE in which it has a majority ownership interest when the Company is not considered the primary beneficiary. The Company has determined that it is the primary beneficiary of a number of VIEs (see Note 3, Acquisition, and Note 7, VIE Fund Arrangements). The Company evaluates its relationships with the VIEs on an ongoing basis to ensure that it continues to be the primary beneficiary. All material intercompany transactions and balances have been eliminated in consolidation.

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

Use of Estimates

The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. Management regularly makes significant estimates and assumptions regarding the selling price of undelivered elements for revenue recognition purposes, the collectability of accounts and rebates receivable, the valuation of inventories, the total costs for long-term contracts used as a basis for determining the percentage of completion for such contracts, the fair values and residual values of solar energy systems subject to leases, the accounting for business combinations, the fair values and useful lives of acquired tangible and intangible assets, the fair value of debt assumed under business combinations, the fair value of contingent consideration payable under business combinations, the useful lives of solar energy systems, property and equipment, the determination of accrued warranty, the determination of lease pass-through financing obligations, the discount rates used to determine the fair values of investment tax credits, the valuation of stock-based compensation, the determination of valuation allowances associated with deferred tax assets, asset impairment and other items. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ materially from those estimates.

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

ASC 820 requires that the valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820 establishes a three-tier fair value hierarchy, which prioritizes inputs that may be used to measure fair value as follows:

•	Level 1 — Observable inputs that reflect quoted prices for identical assets or liabilities in active markets.

•	Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As of December 31, 2013, there were no fair value measurements of assets or liabilities subsequent to initial recognition. As of September 30, 2014, the assets and liabilities carried at fair value on a recurring basis included cash equivalents, short-term investments and contingent consideration (see Note 3, Acquisition). The Company includes highly liquid investments with original maturities of three months or less under cash equivalents. The Company includes all other highly liquid investments under short-term investments. The Company classifies its short-term investments as available-for-sale. There were no material gains or losses, both realized and unrealized on a specific identification basis, on short-term investments or contingent consideration in the three and nine months ended September 30, 2014. As of September 30, 2014, the fair value of the Company’s cash equivalents, short-term investments and contingent consideration were as follows (in thousands):

	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$358,152	$—	$—
Short-term investments:
Corporate debt securities	—	36,943	—
Liabilities:
Contingent consideration	—	—	95,562

The Company classified its cash equivalents within Level 1 because it used quoted market prices to determine their fair values. The Company classified its short-term investments within Level 2 because it used alternative pricing sources and models that utilized market observable inputs to determine their fair values. The Company classified its contingent consideration within Level 3 because it used unobservable probability-weighted estimated outcomes and an unobservable estimated discount rate applicable to the acquisition to determine the fair value. The contingent consideration is dependent on the achievement of specified production milestones for the acquired business as discussed in Note 3, Acquisition. The fair value of the contingent consideration is directly proportional to the estimated probability of achievement of these milestones. All corporate debt securities contractually mature within the next 12 months.

The Company’s financial instruments that were not re-measured at fair value include accounts receivable, rebates receivable, accounts payable, customer deposits, distributions payable to noncontrolling interests and redeemable noncontrolling interests, participation interest, solar asset-backed notes, convertible senior notes and long-term debt. The carrying values of these financial instruments other than the participation interest, solar asset-backed notes, convertible senior notes and long-term debt approximate their fair values due to the fact that they were short-term in nature at September 30, 2014 and December 31, 2013 (Level 1). The fair value of convertible senior notes was $759.3 million and $273.0 million as of September 30, 2014 and December 31, 2013, respectively, based on their last actively traded prices (Level 1). The Company estimates the fair value of solar asset-backed notes and long-term debt based on rates currently offered for debt with similar maturities and terms (Level 3). The Company has estimated the fair value of long-term debt to approximate its carrying value. The Company has estimated the fair value of solar asset-backed notes to be $328.3 million and $52.9 million as of September 30, 2014 and December 31, 2013, respectively. The Company has estimated the fair value of the participation interest to be $14.0 million and $15.1 million as of September 30, 2014 and December 31, 2013, respectively, based on rates currently offered for instruments with similar maturities and terms (Level 3).

Warranties

The Company warrants its products for various periods against defects in material or installation workmanship. The Company generally provides a warranty on the generating and non-generating parts of the solar energy systems it sells of typically between 10 to 30 years. The manufacturer’s warranty on the solar energy systems’ components, which is typically passed-through to customers, ranges from one to 25 years. The changes in the accrued warranty balance, recorded as a component of accrued and other current liabilities on the condensed consolidated balance sheets, consisted of the following (in thousands):

As of and for the Nine Months Ended September 30, 2014
Balance — beginning of the period	$7,502
Change in estimate credited to warranty expense	(614)
Current year provision charged to warranty expense	1,507
Less warranty claims	(386)

Balance — end of the period	$8,009

Solar Energy Systems Performance Guarantees

The Company guarantees a specified minimum solar energy production output for certain systems leased or sold to customers generally for a term of 20 years. The Company monitors the solar energy systems to ensure that these outputs are being achieved. The Company evaluates if any amounts are due to its customers. As of September 30, 2014 and December 31, 2013, the Company had recorded liabilities of $1.3 million and $1.0 million, respectively, under accrued and other current liabilities in the condensed consolidated balance sheets, relating to these guarantees based on the Company’s assessment of its current exposure.

Comprehensive Income (Loss)

The Company accounts for comprehensive income (loss) in accordance with ASC 220, Comprehensive Income. Under ASC 220, the Company is required to report comprehensive income (loss), which includes net income (loss) as well as other comprehensive income (loss). There were no significant other comprehensive income (losses) and no significant differences between comprehensive loss, as defined by ASC 220, and net loss, as reported in the condensed consolidated statements of operations, for the periods presented.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40), to provide guidance within GAAP requiring management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and requiring related disclosures. The ASU is effective for annual periods ending after December 15, 2016. The Company believes that the ASU will have no impact on its consolidated financial statements.

3. Acquisition

Silevo, Inc.

On September 23, 2014, the Company completed its acquisition of Silevo, Inc., or Silevo, a designer and manufacturer of high performance solar cells. Silevo had operations primarily in the United States, where it carries-out research and development activities as well as sales of products, and China, where it was the managing partner in a joint venture that manufactures the solar cells for the subsequent contract manufacturing of high performing solar panels. The acquisition is expected to enable the Company to manage its supply chain and control the design and manufacturing of solar cells that are a key component of the Company’s solar energy systems, as well as enable the Company to utilize and combine Silevo’s technology with economies of scale to achieve significant cost reductions.

The purchase consideration was comprised of approximately $0.3 million in cash and 2,284,070 shares of the Company’s common stock, inclusive of 429,301 shares held in escrow until November 2015 to secure the indemnification obligations of Silevo’s former stockholders, with an aggregate fair value of $138.0 million based on the closing price of the Company’s common stock on the acquisition date. Additionally, the Company may pay up to approximately $150.0 million in additional shares of the Company’s common stock to Silevo’s former stockholders, subject to the achievement of specified production milestones, as contingent consideration. No amounts would be payable for any milestones not achieved. The Company has estimated the fair value of the contingent consideration to be approximately $95.6 million using a probability-weighted discounted cash flow methodology. The Company also issued Silevo employees rights to receive SolarCity common stock as replacement for unvested Silevo common stock options that vest as the employees provide future services to the Company. Purchase consideration included $15.8 million that had previously been advanced to Silevo. The table below summarizes the preliminary determination of the fair value of the purchase consideration in the acquired business as of the acquisition date (in thousands):

Cash	$326
Common stock	137,958
Restricted stock units issued to replace Silevo’s unvested stock options	132
Amounts advanced to Silevo prior to acquisition and costs paid on behalf of sellers at acquisition	16,760
Closing consideration payable	413
Contingent consideration payable	95,562

Total purchase consideration	$251,151

The Company is in the process of obtaining a third-party valuation of the contingent consideration payable. Accordingly, the preliminary fair values reflected in the table above are subject to change.

The following table summarizes the preliminary assessment of the fair values of the assets acquired, the liabilities assumed and the noncontrolling interests as of the acquisition date (in thousands). The Company is in the process of obtaining a third-party valuation of the assets acquired including the intangible assets, inventory and property plant and equipment, the liabilities and term loan assumed, and the noncontrolling interests. Accordingly, the preliminary fair values reflected in the following table are subject to change:

Cash	$2,899
Accounts receivable	642
Inventories	8,182
Prepaid and other assets	899
Property and equipment	28,281
Accounts payable and other liabilities	(5,427)
Term loan	(9,103)
Deferred tax liabilities	(23,706)
Intangible assets	119,000

Total identifiable net assets at fair value	121,667
Redeemable noncontrolling interests	(14,174)
Goodwill	143,658

Total purchase consideration	$251,151

The goodwill recognized was primarily attributable to the value of expected synergies, efficiencies and cost savings that the Company expects to achieve in leveraging Silevo’s technology in the volume manufacturing of high efficiency solar panels, in addition to the value of the assembled workforce and the manufacturing experience of Silevo. The acquisition of Silevo’s technology is anticipated to reduce the Company’s costs of procuring solar panels, reduce the number of solar panels and other components used in solar energy systems, reduce the installation time of solar energy systems and improve efficiencies and profitability. The full amount of the goodwill is not deductible for tax purposes.

The acquired intangible assets are all amortized over their estimated useful life of 10 years.

The condensed consolidated statements of operations include revenue of $0.0 million and a net loss of $0.2 million from Silevo for the period from the acquisition date through September 30, 2014. In addition, the Company incurred $3.5 million of general and administrative expenses for acquisition-related legal and other professional services fees and the termination of a pre-existing contract.

The unaudited pro forma financial information for the acquisition of Silevo, as if it had been consummated on January 1, 2013, is as follows (in thousands):

	Three Months Ended September 30,
	2014	2013
Total revenue	$60,444	$48,872
Net income (loss) attributable to common stockholders	$11,540	$(9,424)
Net income (loss) per share attributable to common stockholders, diluted	$0.11	$(0.11)

	Nine Months Ended September 30,
	2014	2013
Total revenue	$187,885	$116,880
Net loss attributable to common stockholders	$(82,671)	$(109,181)
Net loss per share attributable to common stockholders, diluted	$(0.87)	$(1.37)

The pro forma financial information is hypothetical and based on the combined results of operations of Silevo and the Company with adjustments for the amortization of the acquired intangible assets and the timing of acquisition expenses. The pro forma financial information is not necessarily indicative of the actual consolidated results of operations in prior or future periods had the acquisition actually consummated on January 1, 2013. For instance, the Company anticipates that it will consume the vast majority of Silevo’s products for the near future. Generally, Silevo products sold to the Company will initially be capitalized as inventory and eventually as cost of leased or sold solar energy systems.

Silevo’s Joint Venture in China

Silevo operates a joint venture, Silevo China Company Limited or the JV, with three other Chinese entities, or the JV Partners, to develop, manufacture and market high performance solar cells. Silevo owns 65.7% of the outstanding capital of the JV, and the rest is owned by the JV Partners. Silevo has a Manufacturing Services and Technology Licensing Agreement with the JV to acquire solar cells on a “cost-plus” basis. The JV is required to obtain Silevo’s consent to sell products to any third-party. The agreement had an initial term of one year and automatically renews for successive one-year periods.

The Company has determined that the JV is a VIE and that Silevo is the primary beneficiary of the JV since the variable interests held by Silevo empower it to direct the activities that most significantly impact the joint venture’s economic performance. In reaching this determination, the Company considered the significant control exercised by Silevo over the JV’s Board of Directors, management and the daily operations of the JV.

Silevo has the right to acquire the JV Partners’ interests in the JV at any time within five years from the date of their initial capital contribution. The JV Partners have the right to sell all or part of their interests in the JV to Silevo if the JV does not meet certain conditions set out in the JV contract, which include meeting set production targets within a specified time frame. The JV did not meet some of those targets, and as such, the option is currently exercisable. The JV is not allowed to make a profit distribution to investors prior to the full exit of JV Partners from their investments in the JV.

Since Silevo has been determined to be the primary beneficiary of the JV, the JV’s assets, liabilities and results of operations are included in the Company’s condensed consolidated financial statements. The JV Partners’ interests in the JV are reflected in redeemable noncontrolling interests on the condensed consolidated balance sheets. The JV Partners’ interests in the JV were recorded at fair value as of the Silevo acquisition date, which considered the JV Partners’ share of the JV’s enterprise value and the value of the JV Partners’ option to sell their interests in the JV to Silevo.

The following table summarizes the carrying amounts of the JV’s assets and liabilities included in the Company’s condensed consolidated balance sheet at September 30, 2014 (in thousands):

Cash	$484
Inventories	2,764
Prepaid and other current assets	249
Property and equipment	25,855

Total assets	$29,352

Accounts payable	3,292
Accrued and other current liabilities	710
Term loan	9,103

Total liabilities	$13,105

4. Goodwill and Intangible Assets

The Company is currently obtaining and finalizing the third-party valuations of certain assets, liabilities, redeemable noncontrolling interests acquired through the Silevo and Zep Solar, Inc., or Zep Solar, acquisitions in the third quarter of 2014 and the fourth quarter of 2013, respectively, including the gross amounts of certain intangible assets presented in the table below. The Company is also continuing the process of reviewing the third-party valuation of contingent consideration payable on the acquisition of Silevo. There were no material changes recorded in the nine months ended September 30, 2014 related to the amounts reported in the Company’s Form 10-K for the year ended December 31, 2013, except for the periodic amortization of the intangible assets and transfers of customer orders backlog to solar energy systems, leased and to be leased. However, the preliminary fair values of these intangible assets and goodwill remain subject to change.

Intangible Assets

The following is a summary of intangible assets as of September 30, 2014 (in thousands):

	Gross	Accumulated Amortization	Transfer to solar energy systems — leased and to be leased	Write offs and cancellations	Net
Developed technology — Silevo	$115,000	$(221)	$—	$—	$114,779
Developed technology — Zep Solar	60,100	(6,924)	—	—	53,176
Trademarks and trade names	24,700	(2,846)	—	—	21,854
Marketing database	17,427	(3,727)	—	—	13,700
PowerSaver agreement	17,077	(1,826)	—	—	15,251
Solar energy systems backlog	12,434	—	(10,740)	(1,642)	52
Non-compete agreement	6,959	(1,488)	—	—	5,471
Mortgage database	4,628	(1,650)	—	—	2,978
Riverbend Agreement	4,000	(8)	—	—	3,992
Customer orders backlog	700	(700)	—	—	—
Internally developed software	500	(134)	—	—	366
Funding commitment	200	(43)	—	—	157

Total	$263,725	$(19,567)	$(10,740)	$(1,642)	$231,776

Developed Technology – Silevo

Silevo developed technology represents high performance solar cell technology acquired through the Silevo acquisition. The high performance technology would allow the Company to achieve improved solar energy system performance and reduce the overall deployment cost per watt of the solar energy systems sold or leased.

Developed Technology – Zep Solar

Zep Solar developed technology represents solar panel interlocking technology that includes a rail-free installation system, auto-grounding connections and a rapid, drop-in module installation design. These features allow solar energy systems to be installed easily and produce significant performance-based and aesthetic improvements compared to other solar energy system installation technologies.

Trademarks and Trade Names

Trademarks and trade names are related to established market recognition from acquired businesses.

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

Solar Energy Systems Backlog

Solar energy systems backlog represents the value attributable to the contractual arrangements entered into between Paramount Energy and its customers to install solar energy systems for which the installation had not commenced as of the acquisition date. These arrangements were acquired by the Company. This balance is transferred to solar energy systems, leased and to be leased, as the solar energy systems are installed and placed in service and subsequently depreciated as operating leases and solar energy systems incentives cost of revenues over the estimated useful lives of the solar energy systems of 30 years.

Non-Compete Agreement

Certain former key employees of businesses acquired by the Company became employees of the Company and executed non-compete agreements with the Company.

Mortgage Database

The mortgage database contains data pertaining to households that the Company can directly market to.

Riverbend Agreement

The Riverbend Agreement represents an arrangement with the State of New York whereby the State will construct a facility to manufacture solar panels, procure equipment for use in the facility, and lease the facility to the Company, and the Company will undertake a number of obligations, including meeting specified hiring and capital expenditure requirements, among others.

Internally Developed Software

Internally developed software consists of an online application for projecting the size, scope, layout, materials and costs of potential solar energy system installations, which assists with optimizing solar energy system installations.

All intangible assets, with the exception of the solar energy systems backlog, are amortized over their estimated useful lives. The amortization expense for intangible assets was $16.2 million and $0.6 million for the nine months ended September 30, 2014 and 2013, respectively. Of the total amortization expense for the nine months ended September 30, 2014, $5.3 million is included in operating leases and solar energy systems incentives cost of revenue, $2.1 million is included in solar energy systems and components sales cost of revenue and $8.8 million is included in sales and marketing expense in the condensed consolidated statements of operations. No intangible assets were impaired during the nine months ended September 30, 2014. However, in the nine months ended September 30, 2014, the Company wrote-off $0.2 million of the solar energy systems backlog related to contracts cancelled after acquisition, which was recorded as a component of sales and marketing expense in the condensed consolidated statements of operations. Total future amortization expense for intangible assets is as follows (in thousands):

Three months ending December 31, 2014	$8,087
2015	32,349
2016	31,846
2017	30,639
2018	29,068
2019	25,722
Thereafter	74,013

Total	$231,724

Goodwill

The carrying value of goodwill increased from $148.9 million to $292.5 million in the nine months ended September 30, 2014 as a result of the Silevo acquisition.

5. Selected Balance Sheet Components

Selected components of the condensed consolidated balance sheets were as follows (in thousands):

	September 30,	December 31,
	2014	2013
	(unaudited)
Inventories:
Raw materials	$182,920	$105,919
Work in progress	3,035	5,475

Total	$185,955	$111,394

Solar Energy Systems, Leased and To Be Leased — Net:
Solar energy systems leased to customers	$2,097,807	$1,513,731
Initial direct costs related to solar energy systems leased to customers	170,881	94,321

	2,268,688	1,608,052
Less accumulated depreciation and amortization	(137,506)	(86,457)

	2,131,182	1,521,595
Solar energy systems under construction	139,519	53,010
Solar energy systems to be leased to customers	169,439	107,916

Solar energy systems, leased and to be leased — net(1)	$2,440,140	$1,682,521

Other Liabilities and Deferred Credits:
Deferred gain on sale-leaseback transactions, net of current portion	$55,601	$58,033
Deferred rent expense	2,818	3,333
Capital lease obligation	25,920	27,126
Liability for receipts from investors	24,003	72,520
Contingent consideration	57,290	—
Participation interest	15,333	14,114
Other noncurrent liabilities	34,154	18,313

Total	$215,119	$193,439

(1)	Included in solar energy systems leased to customers as of September 30, 2014 and December 31, 2013 was $66.4 million related to capital leased assets with an accumulated depreciation of $7.3 million and $5.3 million, respectively.

6. Indebtedness

The following is a summary of debt of the Company and its subsidiaries as of September 30, 2014 (dollars in thousands):

		Carrying Value, Net of Fees
	Unpaid Principal Balance	Current	Long-Term	Unused Borrowing Capacity	Interest Rate	Maturity Dates
Recourse debt:
Revolving credit facility	$143,459	$—	$140,214	$56,541	3.4%	December 2016
Vehicle loans	10,498	2,788	7,710	—	1.9%–7.5%	March 2015– December 2018
2.75% Convertible senior notes due in 2018	230,000	—	230,000	—	2.8%	November 2018
1.625% Convertible senior notes due in 2019	500,000	—	500,000	—	1.6%	November 2019

Total recourse debt	883,957	2,788	877,924	56,541
Non-recourse debt:
Credit facility for SolarStrong	5,600	208	5,163	344,000	6.8%–7.3%	June 2032– December 2032
Term loan assumed from Silevo acquisition	9,103	9,103	—	—	7.8%	June 2015
Term loan due in May 2016	30,106	—	29,379	94,894	3.2%	May 2016
Term loan due in December 2016	82,555	—	80,733	167,445	3.4%–3.5%	December 2016
Solar Asset-backed Notes, Series 2013-1	50,607	3,285	47,322	—	4.8%	November 2038
Solar Asset-backed Notes, Series 2014-1	68,557	2,740	65,817	—	4.6%	April 2044
Solar Asset-backed Notes, Series 2014-2	201,494	7,437	193,341	—	4.0%–Class A 5.4%–Class B	July 2044

Total non-recourse debt	448,022	22,773	421,755	606,339

Total debt	$1,331,979	$25,561	$1,299,679	$662,880

The following is a summary of debt as of December 31, 2013 (dollars in thousands):

		Carrying Value, Net of Fees
	Unpaid Principal Balance	Current	Long-Term	Unused Borrowing Capacity	Interest Rate	Maturity Date
Recourse debt:
Revolving credit facility	$142,531	$—	$138,535	$57,469	3.4%–5.5%	December 2016
Vehicle loans	6,517	1,789	4,728	—	0.0%–7.5%	March 2015– December 2018
2.75% Convertible senior notes due in 2018	230,000	—	230,000	—	2.8%	November 2018

Total recourse debt	379,048	1,789	373,263	57,469
Non-recourse debt:
Working capital financing	9,990	1,197	8,793	—	5.5%–5.6%	December 2024
Credit facility for SolarStrong	5,733	149	5,297	344,000	6.8%–7.3%	June 2032– December 2032
Term loan due in June 2015	87,891	4,192	81,260	12,109	3.4%–3.7%	June 2015
Solar Asset-backed Notes, Series 2013-1	52,934	3,155	49,779	—	4.8%	November 2038

Total non-recourse debt	156,548	8,693	145,129	356,109
Other debt	95	95	—	—

Total debt	$535,691	$10,577	$518,392	$413,578

Recourse debt refers to debt that is recourse to the Company’s general assets. Non-recourse debt refers to debt that is recourse to only specified assets or subsidiaries of the Company. Below is a description of the Company’s debt.

Revolving Credit Facility

In September 2012, the Company entered into a revolving credit agreement with a syndicate of banks to obtain funding for working capital, letters of credit and funding for general corporate needs. The committed amount under the revolving credit facility was increased from $75.0 million to $200.0 million in 2013. Borrowed funds bear interest at an annual rate of 3.25% plus LIBOR or, at the Company’s option, 2.25% plus the highest of (i) the federal funds rate plus 0.50%, (ii) Bank of America’s published “prime rate” or (iii) LIBOR plus 1.00%. The fee for letters of credit is 3.875% per annum, and the fee for undrawn commitments is 0.375% per annum. The revolving credit facility is secured by certain of the Company’s machinery and equipment, accounts receivable, inventory and other assets. In each of June, July, September and October 2014, the revolving credit facility was amended to increase certain debt covenant thresholds, including those related to permitted investment amounts by the Company, and to make certain changes in connection with the Company’s acquisition of Silevo and issuance of certain loans and debt, among other things. The Company was in compliance with all debt covenants as of September 30, 2014.

Vehicle Loans

The Company has entered into various vehicle loan agreements with various financial institutions. The vehicle loans are secured by the vehicles financed. The Company was in compliance with all debt covenants as of September 30, 2014.

2.75% Convertible Senior Notes Due in 2018

In October 2013, the Company issued $230.0 million in aggregate principal of 2.75% convertible senior notes due on November 1, 2018 through a public offering. The net proceeds from the offering, after deducting transaction costs, were $222.5 million. The Company debt issuance costs were recorded in other assets and are being amortized to interest expense over the contractual term of the convertible senior notes.

Each $1,000 of principal of the convertible senior notes is initially convertible into 16.2165 shares of the Company’s common stock, which is equivalent to an initial conversion price of $61.67 per share, subject to adjustment upon the occurrence of specified events. Holders of the convertible senior notes may convert their convertible senior notes at their option at any time prior to maturity. If certain corporate events occur prior to the maturity date, the Company would increase the conversion rate for a holder who elects to convert its convertible senior notes in connection with such a corporate event in certain circumstances. The maximum conversion rate is capped at 21.4868 shares for each $1,000 of principal of the convertible senior notes, which is equivalent to a minimum conversion price of $46.54 per share. The convertible senior notes do not have a cash conversion option. The convertible senior note holders may require the Company to repurchase their convertible senior notes for cash only under certain defined events of default. The Company was in compliance with all debt covenants as of September 30, 2014.

1.625% Convertible Senior Notes Due in 2019

In September 2014, the Company issued $500.0 million in aggregate principal of 1.625% convertible senior notes due on November 1, 2019 through a private placement. The net amount from the issuance, after deducting transaction costs, was $488.3 million. The debt issuance costs were recorded in other assets and are being amortized to interest expense over the contractual term of the convertible senior notes.

Each $1,000 of principal of the convertible senior notes is initially convertible into 11.9720 shares of the Company’s common stock, which is equivalent to an initial conversion price of $83.53 per share, subject to adjustment upon the occurrence of specified events. Holders of the convertible senior notes may convert their convertible senior notes at their option at any time prior to maturity. If certain corporate events occur prior to the maturity date, the Company would increase the conversion rate for a holder who elects to convert its convertible senior notes in connection with such a corporate event in certain circumstances. The maximum conversion rate is capped at 15.8629 shares for each $1,000 of principal of the convertible senior notes, which is equivalent to a minimum conversion price of $63.04 per share. The convertible senior notes do not have a cash conversion option. The convertible senior note holders may require the Company to repurchase their convertible senior notes for cash only under certain defined events. The Company was in compliance with all debt covenants as of September 30, 2014.

In connection with the issuance of the convertible senior notes in September 2014, the Company paid $57.6 million to enter into a capped call option agreement to reduce the potential dilution to holders of the Company’s common stock upon conversion of the convertible senior notes. The capped call option agreement has a cap price of $126.08 and an initial strike price of $83.53, which is equal to the initial conversion price of the convertible senior notes. The capped call options expire on various dates ranging from September 4, 2019 to October 29, 2019. The capped call option agreement is a separate transaction, is not a part of the terms of the convertible senior notes and does not affect the rights of the convertible senior note holders. The capped call option agreement met the criteria for equity classification and was recorded as a reduction to additional paid-in capital. The capped call option agreement is excluded from the calculation of diluted net income (loss) per share attributable to common stockholders as its effect is antidilutive.

Working Capital Financing

On May 26, 2010, a subsidiary of the Company entered into a financing agreement with a bank to obtain funding for working capital. The amount available to be borrowed under the financing agreement was determined based on the present value of expected future lease receipts from solar energy systems owned by the subsidiary and leased to customers, up to a maximum of $16.3 million. The working capital financing was funded in four tranches and was available for draw-down through March 31, 2011. Each tranche bore interest at an annual rate of 2.00% plus the swap rate applicable to the average life of the scheduled lease receipts for the tranche. The working capital financing was secured by substantially all of the subsidiary’s assets and was nonrecourse to the Company’s other assets. On July 2, 2014, the Company fully repaid the outstanding balance of and terminated the working capital financing.

Credit Facility for SolarStrong

On November 21, 2011, a subsidiary of the Company entered into an agreement with a bank for a credit facility of up to $350.0 million. The credit facility is used to partially fund the Company’s SolarStrong initiative, which is a five-year plan to build solar energy systems for privatized U.S. military housing communities across the country. The credit facility is drawn-down in tranches, with the interest rates determined when amounts are drawn-down. The credit facility is secured by the assets of the SolarStrong initiative and is non-recourse to the Company’s other assets. The Company was in compliance with all debt covenants as of September 30, 2014 and is currently re-evaluating the terms of this facility.

Term Loan Due in June 2015

On June 7, 2013, a subsidiary of the Company entered into an agreement with a syndicate of banks for a term loan of $100.0 million. On January 6, 2014, the agreement was amended to increase the maximum term loan availability to $158.0 million. Each tranche of the term loan bore interest at an annual rate of LIBOR plus 3.25%. The term loan was secured by the assets and cash flows of the subsidiary and was non-recourse to the Company’s other assets. On July 31, 2014, the Company fully repaid the outstanding balance of and terminated the term loan in connection with the issuance of Solar Asset-backed Notes, Series 2014-2, as described below.

Term Loan Assumed From Silevo Acquisition

Through the Silevo acquisition, the Company assumed a pre-existing term loan with an outstanding principal balance of $9.1 million. The term loan bears interest at a fixed rate of 7.8% per annum. The term loan is a liability of the JV only and is non-recourse to Company and its other subsidiaries. The Company was in compliance with all debt covenants as of September 30, 2014.

Term Loan Due in May 2016

On February 4, 2014, a subsidiary of the Company entered into an agreement with a syndicate of banks for a term loan of $100.0 million. On February 20, 2014, the agreement was amended to increase the maximum term loan availability to $220.0 million. On March 20, 2014, the agreement was further amended to increase the maximum term loan availability to $250.0 million. The term loan bears interest at an annual rate of LIBOR plus 3.25% or, at the Company’s option, 3.25% plus the highest of (i) the Federal Funds Rate plus 0.50%, (ii) Bank of America’s published “prime rate” or (iii) LIBOR plus 1.00%. The term loan is secured by the assets and cash flows of the subsidiary and is non-recourse to the Company’s other assets. The Company was in compliance with all debt covenants as of September 30, 2014.

Term Loan Due in December 2016

On May 23, 2014, a subsidiary of the Company entered into an agreement with a syndicate of banks for a term loan of $125.0 million. The term loan bears interest at an annual rate of 3.00% to 4.00%, depending on the cumulative period the term loan has been outstanding, plus LIBOR or, at the Company’s option, plus the highest of (i) the Federal Funds Rate plus 0.50%, (ii) Bank of America’s published “prime rate” or (iii) LIBOR plus 1.00%. The term loan is secured by certain assets and cash flows of the subsidiary and is non-recourse to the Company’s other assets or cash flows. The Company was in compliance with all debt covenants as of September 30, 2014.

Solar Asset-backed Notes, Series 2013-1

The Company has structured and entered into various solar asset-backed note securitization transactions pursuant to its financial strategy of monetizing solar assets at the lowest cost of capital.

In November 2013, the Company pooled and transferred qualifying solar energy systems and the associated customer contracts into a special purpose entity, or SPE, and issued $54.4 million in aggregate principal of Solar Asset-backed Notes, Series 2013-1, backed by these solar assets to certain investors. The SPE is wholly owned by the Company and is consolidated in the Company’s financial statements. Accordingly, the Company did not recognize a gain or loss on the transfer of these solar assets. As of September 30, 2014, these solar assets had a carrying value of $145.3 million and are included under solar energy systems, leased and to be leased — net, in the condensed consolidated balance sheets. The Solar Asset-backed Notes were issued at a discount of 0.05%. The cash flows generated by these solar assets are used to service the monthly principal and interest payments on the Solar Asset-backed Notes and satisfy the SPE’s expenses, and any remaining cash is distributed to a wholly owned subsidiary of the Company. The Company recognizes revenue earned from the associated customer contracts in accordance with the Company’s revenue recognition policy. The assets and cash flows generated by the qualifying solar energy systems are not available to the other creditors of the Company, and the creditors of the SPE, including the Solar Asset-backed Note holders, have no recourse to the Company’s other assets. The Company contracted with the SPE to provide operations and maintenance and administrative services for the qualifying solar energy systems. The Company was in compliance with all debt covenants as of September 30, 2014.

In connection with the pooling of the assets that were transferred to the SPE in November 2013, the Company terminated a lease pass-through arrangement with an investor. The lease pass-through arrangement had been accounted for as a borrowing and any amounts outstanding from the lease pass-through arrangement were recorded as a lease pass-through financing obligation. The balance that was then outstanding from the lease pass-through arrangement was $56.4 million. The Company paid the investor an aggregate of $40.2 million, and the remaining balance is to be paid over time. The remaining balance is paid using the net cash flows generated by the same assets previously leased under the lease pass-through arrangement, after payment of the principal and interest on the Solar Asset-backed Notes and expenses related to the assets and the Notes, including asset management fees, custodial fees and trustee fees, and was contractually documented as a right to participate in future cash flows of the SPE. This right to participate in future residual cash flows generated by the assets of the SPE has been disclosed as a component of other liabilities and deferred credits for the noncurrent portion and as a component of accrued and other current liabilities for the current portion under the caption “participation interest.” The Company accounted for the participation interest as a liability because the investor has no voting or management rights in the SPE, the participation interest would terminate upon the investor achieving a specified return and the investor has the option to put the participation interest to the Company on a specified date for the amount necessary for the investor to achieve the specified return, which would require the Company to settle the participation interest on a net basis in cash. In addition, under the terms of the participation interest, the Company has the option to purchase the participation interest from the investor for the amount necessary for the investor to achieve the specified return.

Solar Asset-backed Notes, 2014-1

In April 2014, the Company pooled and transferred qualifying solar energy systems and the associated customer contracts into a SPE and issued $70.2 million in aggregate principal of Solar Asset-backed Notes, Series 2014-1, backed by these solar assets to certain investors. The SPE is wholly owned by the Company and is consolidated in the Company’s financial statements. Accordingly, the Company did not recognize a gain or loss on the transfer of these solar assets. As of September 30, 2014, these solar assets had a carrying value of $136.1 million and are included under solar energy systems, leased and to be leased — net, in the condensed consolidated balance sheets. The Solar Asset-backed Notes were issued at a discount of 0.01%. The cash flows generated by these solar assets are used to service the monthly principal and interest payments on the Solar Asset-backed Notes and satisfy the SPE’s expenses, and any remaining cash is distributed to a wholly owned subsidiary of the Company. The Company recognizes revenue earned from the associated customer contracts in accordance with the Company’s revenue recognition policy. The assets and cash flows generated by the qualifying solar energy systems are not available to the other creditors of the Company, and the creditors of the SPE, including the Solar Asset-backed Note holders, have no recourse to the Company’s other assets. The Company contracted with the SPE to provide operations and maintenance and administrative services for the qualifying solar energy systems. The Company was in compliance with all debt covenants as of September 30, 2014.

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

Solar Asset-backed Notes, Series 2014-2

In July 2014, the Company pooled and transferred qualifying solar energy systems and the associated customer contracts into a SPE and issued $160.0 million in aggregate principal of Solar Asset-backed Notes, Series 2014-2, Class A, and $41.5 million in aggregate principal of Solar Asset-backed Notes, Series 2014-2, Class B, to certain investors. The SPE is wholly owned by the Company and is consolidated in the Company’s financial statements. Accordingly, the Company did not recognize a gain or loss on the transfer of these solar assets. As of September 30, 2014, these solar assets had a carrying value of $288.0 million and are included under solar energy systems, leased and to be leased — net, in the condensed consolidated balance sheets. The Solar Asset-backed Notes were issued at a discount of 0.01%. These solar assets and the associated customer contracts are leased to an investor under a lease pass-through arrangement that the Company has accounted for as a borrowing. The rent paid by the investor under the lease pass-through arrangement is used (and, following the expiration of the lease pass-through arrangement, the cash generated by these solar assets will be used) to service the monthly principal and interest payments on the Solar Asset-backed Notes and satisfy the SPE’s expenses, and any remaining cash is distributed to a wholly owned subsidiary of the Company. The Company recognizes revenue earned from the associated customer contracts in accordance with the Company’s revenue recognition policy. The assets and cash flows generated by these solar assets are not available to the other creditors of the Company, and the creditors of the SPE, including the Solar Asset-backed Note holders, have no recourse to the Company’s other assets. The Company contracted with the SPE to provide operations and maintenance and administrative services for the qualifying solar energy systems. The Company was in compliance with all debt covenants as of September 30, 2014.

In connection with the transfer of the assets into the SPE in July 2014, the Company paid $129.3 million to fully settle the term loan obtained on June 7, 2013, as noted above. As a result, the Company recognized a loss on debt extinguishment of $1.5 million is included in other expense, net, in the condensed consolidated statements of operations.

7. VIE Fund Arrangements

Wholly owned subsidiaries of the Company and investors have formed and contributed cash or assets to various solar financing funds and entered into the related agreements. Additionally, the Company acquired the assets of a fund through a business combination in September 2013 and assumed the related contractual arrangements. As of September 30, 2014, the investors had contributed an aggregate of $1,333.1 million into the funds.

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

As of September 30, 2014, the Company was contractually required to make payments to an investor in one of the funds to ensure that the investor is projected to achieve a specified minimum return annually. The amounts of any potential future payments under this guarantee are dependent on the amounts and timing of future distributions to the investor from the fund, the tax benefits that accrue to the investor from the fund’s activities and the amount and timing of the Company’s purchase of the investor’s interest in the fund or the amount and timing of the distributions to the investor upon the liquidation of the fund. Due to the uncertainties associated with estimating the amount and timing of distributions to the investor and the possibility and timing of the liquidation of the fund, the Company is unable to determine the potential maximum future payments that it would have to make under this guarantee.

Upon the sale or liquidation of a fund, distributions would occur in the order and priority specified in the contractual arrangements.

Pursuant to management services, maintenance and warranty arrangements, the Company has been contracted to provide services to the funds, such as operations and maintenance support, accounting, lease servicing and performance reporting. In some instances, the Company has guaranteed the payments to the investors as specified in the contractual arrangements. A fund’s creditors have no recourse to the general credit of the Company or to that of the other funds. As of September 30, 2014, the assets of one of the funds with a carrying value of $28.0 million have been pledged as collateral for the fund’s borrowings under the SolarStrong credit facility. None of the assets of the other funds have been pledged as collateral for their obligations.

The Company presents the solar energy systems in these VIEs under solar energy systems, leased and to be leased — net, in the condensed consolidated balance sheets. The aggregate carrying values of VIEs’ assets and liabilities, after elimination of intercompany transactions and balances, in the condensed consolidated balance sheets were as follows (in thousands):

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$23,770	$35,141
Restricted cash	892	115
Accounts receivable – net	7,746	4,802
Rebates receivable	20,849	17,351
Prepaid expenses and other current assets	603	3,831

Total current assets	53,860	61,240
Restricted cash	300	—
Solar energy systems, leased and to be leased — net	1,245,508	759,148
Other assets	3,256	2,777

Total assets	$1,302,924	$823,165

Liabilities
Current liabilities:
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	$6,934	$20,390
Current portion of deferred U.S. Treasury grant income	6,502	6,668
Accrued and other current liabilities	106	615
Customer deposits	4,066	5,291
Current portion of deferred revenue	15,684	13,754
Current portion of bank borrowings	260	251

Total current liabilities	33,552	46,969
Deferred revenue, net of current portion	237,681	206,324
Bank borrowings, net of current portion	5,340	5,482
Deferred U.S. Treasury grant income, net of current portion	172,173	180,566
Other liabilities and deferred credits	10,916	1,893

Total liabilities	$459,662	$441,234

8. Redeemable Noncontrolling Interests in Subsidiaries

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

Balance, December 31, 2013	$44,709
Contributions from redeemable noncontrolling interests	194,958
Net loss	(98,731)
Distributions to redeemable noncontrolling interests	(8,664)
Transfers from noncontrolling interests in subsidiaries	25,248
Redeemable noncontrolling interests arising from business acquisition	14,174
Acquisition of redeemable noncontrolling interests	(2,450)

Balance, September 30, 2014	$169,244

9. Equity

The changes in total stockholders’ equity and noncontrolling interests in subsidiaries were as follows (in thousands):

	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2013	$617,598	$186,817	$804,415
Contributions from noncontrolling interests	—	233,103	233,103
Stock-based compensation expense	62,799	—	62,799
Issuance of common stock upon exercise of stock options for cash	17,498	—	17,498
Issuance of common stock upon acquisition of Silevo	137,958	—	137,958
Issuance of restricted stock units upon acquisition of Silevo	132	—	132
Purchase of capped call options	(57,600)	—	(57,600)
Acquisition of noncontrolling interests	2,000	—	2,000
Net loss	(52,479)	(82,584)	(135,063)
Transfers to redeemable noncontrolling interests	—	(25,248)	(25,248)
Distributions to noncontrolling interests	—	(85,134)	(85,134)

Balance, September 30, 2014	$727,906	$226,954	$954,860

10. Equity Award Plans

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

A summary of stock option activity is as follows (in thousands, except prices and terms):

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding — December 31, 2013	13,949	$14.77	7.52	$586,740
Granted (weighted-average fair value of $49.58)	4,416	68.72
Exercised	(2,696)	6.49		162,645
Canceled	(1,851)	33.16

Outstanding — September 30, 2014	13,818	$31.16	7.59	$434,039

Vested and exercisable — September 30, 2014	6,109	$8.46	6.27	$313,101

Vested and expected to vest — September 30, 2014	12,314	$28.22	7.46	$417,841

Approximately 11.8% of the outstanding stock options had a performance feature that is required to be satisfied before the option is vested and exercisable. The aggregate intrinsic value of stock options exercised was $75.2 million and $39.9 million during the three months ended September 30, 2014 and 2013, respectively, and $162.6 million and $91.9 million during the nine months ended September 30, 2014 and 2013, respectively. The grant date fair value of stock options that vested was $12.9 million and $6.4 million during the three months ended September 30, 2014 and 2013, respectively, and $29.6 million and $16.5 million during the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014 and December 31, 2013, there was $230.3 million and $103.0 million, respectively, of total unrecognized stock-based compensation expense related to nonvested stock options, which are expected to be recognized over the weighted-average period of 2.77 years and 2.74 years, respectively.

Under ASC 718, Stock Compensation, the Company estimates the fair value of stock options on their grant dates using the Black-Scholes option valuation model and applies the straight-line method of expense attribution. The fair values were estimated with the following weighted-average assumptions:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Dividend yield	0%	0%	0%	0%
Annual risk-free rate of return	1.92%	1.74%	1.97%	1.38%
Expected volatility	83.51%	89.95%	84.51%	95.20%
Expected term (years)	6.08	6.06	6.07	6.05

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

Restricted Stock Units

The Company began granting restricted stock units, or RSUs, to employees, directors and consultants in 2012 under the Company’s 2012 Equity Incentive Plan. A summary of RSU activity is as follows (in thousands, except fair value amounts):

	Restricted Stock Units	Weighted- Average Fair Value
Outstanding — December 31, 2013	20	$25.46
Granted	582	69.79
Released	(12)	31.29
Cancelled	(8)	44.95

Outstanding — September 30, 2014	582	$69.04

Expected to vest — September 30, 2014	452	$68.89

The grant date fair value of RSUs released was $0.2 million and $0.1 million during the three months ended September 30, 2014 and 2013, respectively, and $0.4 million and $0.1 million during the nine months ended September 30, 2014 and 2013, respectively. Under ASC 718, the Company determines the fair value of RSUs on their grant dates based on the fair value of the Company’s common stock on the grant dates and applies the straight-line method of expense attribution. Stock-based compensation expense from RSUs was $2.8 million and $0.2 million for the three months ended September 30, 2014 and 2013, respectively, and $6.3 million and $0.3 million for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014 and December 31, 2013, there was $24.9 million and $0.5 million, respectively, of total unrecognized stock-based compensation expense from RSUs, which are expected to be recognized over the weighted-average period of 3.05 years and 1.99 years, respectively.

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

The amount of stock-based compensation expense recognized was $23.4 million and $7.7 million for the three months ended September 30, 2014 and 2013, respectively, and $62.8 million and $17.7 million for the nine months ended September 30, 2014 and 2013, respectively

The amount of stock-based compensation expense that has been capitalized is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Capitalized under:
Inventories	$44	$95	$44	$95
Property and equipment	1,401	—	4,223	—
Solar energy systems, leased and to be leased	5,204	1,861	12,872	4,235

Stock-based compensation expense is included in cost of revenue and operating expenses as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of revenue	$302	$264	$1,765	$826
Sales and marketing	3,968	1,275	10,929	2,578
General and administrative	10,725	4,067	29,919	9,813
Research and development	1,756	114	3,047	183

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

The income tax expense for the three months ended September 30, 2014 and 2013 was determined based on the Company’s estimated consolidated effective income tax rates of negative 9.19% and 0.07%, respectively. The income tax expense for the nine months ended September 30, 2014 and 2013 were determined based on the Company’s estimated consolidated effective income tax rates of negative 9.07% and negative 0.06%, respectively. The differences between the estimated consolidated effective income tax rate and the U.S. federal statutory rate were primarily attributable to a valuation allowance and the current amortization of the prepaid income taxes due to intercompany sales between the Company’s consolidated subsidiaries.

As part of the Company’s asset monetization strategy, the Company has agreements to sell solar energy systems to the consolidated solar financing funds. The gain on these sales has been eliminated in the condensed consolidated financial statements because they are treated as intercompany sales. As such, income tax expense on these sales is not recognized in the condensed consolidated financial statements until the Company no longer benefits from the underlying solar energy systems; the taxes incurred are deferred and amortized over the estimated useful life of the underlying solar energy systems of 30 years. This deferral results in the recording of a prepaid tax expense, which is included in the condensed consolidated balance sheets as other assets. As of September 30, 2014 and December 31, 2013, the Company had a long-term prepaid tax expense, net of amortization, of $3.4 million and $3.7 million, respectively. The amortization of the prepaid tax expense makes-up the major component of income tax expense for each period.

As more fully discussed in Note 3, Acquisition, in September 2014, the Company acquired Silevo, a designer and manufacturer of high performance solar cells. The purchase consideration for the acquisition of Silevo, which comprised cash and stock including consideration payable upon Silevo attaining certain production and efficiency milestones, was $251.2 million. The Company recorded a total of $119.0 million of intangible assets and $143.7 million of goodwill as a result of the acquisition. For GAAP purposes, the intangible assets are being amortized over a weighted-average life of approximately ten years. The goodwill associated with this acquisition is not deductible for income tax purposes. The Company also recorded $23.7 million of long-term net deferred tax liabilities that were primarily related to the acquired intangible assets and net operating losses, which provide the Company with a source of future taxable income. The recording of the deferred tax liabilities triggered the release of $23.7 million of deferred tax asset valuation allowances, which was accounted for outside of the purchase accounting for Silevo and was recognized as a benefit of income taxes in the third quarter of 2014. The deferred tax liabilities supporting the realizability of these deferred tax assets will reverse in the same period and jurisdiction and are of the same character as the temporary differences that gave rise to these deferred tax assets.

Uncertain Tax Positions

The Company is subject to taxation and files income tax returns in the U.S. and various state, local and foreign jurisdictions. Due to the Company’s net losses, substantially all of its federal, state, local and foreign income tax returns since inception remain subject to audit.

12. Related Party Transactions

The condensed consolidated financial statements include the following related party transactions and balances (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Revenue:
Solar energy systems sales to related parties	$—	$—	$2,479	$17
Expenditures:
Purchases of inventories from related parties	$1,113	$975	$3,083	$975
Referral fees paid or payable to a related party (included in sales and marketing expense)	$—	$25	$92	$25

Related party balances

	September 30, 2014	December 31, 2013
Due from related parties (included in accounts receivable)	$30	$9
Due to related parties (included in accounts payable)	$940	$427
Due to related parties (included in customer deposits)	$—	$83
Deferred revenue from related parties (included in current portion of deferred revenue)	$—	$831

13. Commitments and Contingencies

Noncancelable Operating Leases

The Company leases office and warehouse facilities under noncancelable operating leases primarily for its United States-based warehouse locations. In addition, the Company leases equipment and vehicles under noncancelable operating leases.

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

The Company is contractually required to make payments to one fund investor to ensure that the fund investor achieves a specified minimum internal rate of return. The fund investor has already received a significant portion of the projected economic benefits from U.S. Treasury grant distributions and tax depreciation benefits. The contractual provisions of the fund state that the fund has an indefinite term unless the members agree to dissolve the fund. Based on the Company’s current financial projections regarding the amount and timing of future distributions to the fund investor, the Company does not expect to make any payments as a result of this guarantee and has not accrued any liabilities for this guarantee. The amount of potential future payments under this guarantee is dependent on the amount and timing of future distributions to the fund investor and future tax benefits that accrue to the fund investor. Due to the uncertainties surrounding estimating the amounts of these factors, the Company is unable to estimate the maximum potential payments under this guarantee. As of September 30, 2014, the fund investor has achieved the specified minimum internal rate of return as determined in accordance with the contractual provisions of the fund.

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

On March 28, 2014, a purported stockholder class action lawsuit was filed in the United States District Court for the Northern District of California against the Company and two of its officers. The complaint alleges claims for violations of the federal securities laws, and seeks unspecified compensatory damages and other relief on behalf of a purported class of purchasers of our securities from March 6, 2013 to March 18, 2014. The Company believes that the claims are without merit and intends to defend itself vigorously. The Company is unable to estimate the possible loss, if any, associated with this lawsuit.

On June 5 and 11, 2014, stockholder derivative actions were filed in the Superior Court of California for the County of San Mateo, purportedly on behalf of the Company and against the board of directors, alleging that the board of directors breached its duties to the Company by failing to prevent the conduct alleged in the pending purported stockholder class action lawsuit. The Company is reviewing the claims asserted by the stockholders and is unable to estimate the possible loss, if any, associated with this lawsuit.

From time to time, claims have been asserted, and may in the future be asserted, including claims from regulatory authorities related to labor practices and other matters. Such assertions arise in the normal course of the Company’s operations. The resolution of any such assertions or claims cannot be predicted with certainty.

14. Basic and Diluted Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods presented (in thousands, except share and per share amounts):

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Net income (loss) attributable to stockholders	$19,236	$(2,103)	$(52,479)	$(82,483)
Net income (loss) attributable to common stockholders, basic	$19,236	$(2,103)	$(52,479)	$(82,483)

Net income (loss) attributable to common stockholders, diluted	$19,236	$(2,103)	$(52,479)	$(82,483)

Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, basic	93,323,687	79,918,110	92,335,789	77,228,677
Dilutive effect of common stock options	5,993,333	—	—	—
Dilutive effect of restricted stock units	63,377	—	—	—

Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, diluted	99,380,397	79,918,110	92,335,789	77,228,677

Net income (loss) per share attributable to common stockholders, basic	$0.21	$(0.03)	$(0.57)	$(1.07)

Net income (loss) per share attributable to common stockholders, diluted	$0.19	$(0.03)	$(0.57)	$(1.07)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Common stock warrants	—	—	—	690,829
Common stock options	4,888,417	14,090,133	14,459,576	14,564,924
Restricted stock units	174,342	23,029	194,177	19,026
Convertible senior notes	3,794,860	—	3,751,722	—

15. Subsequent Events

Solar Bonds Program

On October 15, 2014, the Company commenced the Solar Bonds program under which the Company plans to issue to the general public senior unsecured obligations of the Company that are structurally subordinate to the indebtedness and other liabilities of the Company’s subsidiaries. The initial series of Solar Bonds have investment terms ranging from one to seven years and provide interest to the holders at fixed rates between 2.00% to 4.00% per annum. The Company has initially offered up to $40.0 million in aggregate principal amount of Solar Bonds.

Exercise of Option on the Convertible Senior Notes by the Initial Purchasers

On October 10, 2014, the Company issued an additional $66.0 million in aggregate principal amount of the 1.625% convertible senior notes due on November 1, 2019, pursuant to the exercise of an option by the initial purchasers to acquire additional convertible senior notes.

In connection with the issuance of the additional convertible senior notes, the Company paid $7.6 million to enter into an additional capped call option agreement to reduce the potential dilution to holders of the Company’s common stock upon conversion of the additional convertible senior notes. This additional capped call option agreement has the same terms as the initial capped call option agreement.

New Financing Funds

In October 2014, the Company formed two new financing funds with new and existing fund investors with an aggregate financing commitment of $113.0 million.

Pay-Down of Revolving Credit Facility

In October 2014, the Company paid-down an aggregate of $83.5 million of the outstanding principal of the revolving credit facility.

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

We offer our customers the option to either purchase and own solar energy systems or to purchase the energy that our solar energy systems produce through various contractual arrangements. These contractual arrangements include long-term leases and power purchase agreements. In both structures, we install our solar energy system at our customer’s premises and charge the customer a monthly fee for the power that our system produces. In the lease structure, this monthly payment is fixed with a production guarantee. In the power purchase agreement structure, we charge customers a fee per kWh based on the amount of electricity the solar energy system actually produces. The leases and power purchase agreements are typically for 20 years, and generally when there is no upfront prepayment the specified monthly fees are subject to annual escalations. We have recently begun offering consumer loans to finance the purchase of solar energy systems by our customers.

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

The amount of operating lease revenue that we recognize in a given period is dependent in part on the amount of energy generated by solar energy systems under power purchase agreements and by systems with energy output performance based incentives, which in turn are dependent in part on the amount of sunlight our systems receive. As a result, operating lease revenue is impacted by seasonally shorter daylight hours in winter months. As the relative percentage of our revenue attributable to power purchase agreements or performance-based incentives increases, this seasonality may become more significant.

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

Component materials, third-party appliances and direct labor comprise the substantial majority of the costs of our solar energy systems and energy-related products and services. Under U.S. generally accepted accounting principles, or GAAP, the cost of revenue from our leases and power purchase agreements are primarily comprised of the depreciation of the cost of the solar energy systems, which are depreciated over the estimated useful life of 30 years, and the amortization of initial direct costs which generally include the incremental cost of contract administration, referral fees and sales commissions, which are amortized over the minimum contractual term of the lease or power purchase agreement, which is typically 20 years.

We have structured different types of financing funds to implement our asset monetization strategy. One such structure is a joint venture structure where we and our fund investors both contribute funds or assets into the joint venture. In accordance with GAAP, we recognize the impact of a hypothetical liquidation of these joint ventures on our condensed consolidated statement of operations. Therefore, after we determine our consolidated net income (loss) for a given period, we allocate a portion of our consolidated net income (loss) to the fund investors in our joint ventures (referred to as the “noncontrolling interests in subsidiaries and redeemable noncontrolling interests in subsidiaries” in our condensed consolidated financial statements) and allocate the remainder of the consolidated net income (loss) to our stockholders. These income or loss allocations, reflected on our condensed consolidated statement of operations, can have a significant impact on our reported results of operations. For example, our consolidated net loss was $70.1 million and $37.8 million for the three months ended September 30, 2014 and 2013, respectively, and $233.8 million and $112.0 million for the nine months ended September 30, 2014 and 2013, respectively. However, after applying the required allocations to arrive at the consolidated net income (loss) attributable to our stockholders, the result was an income of $19.2 million and a loss of $2.1 million for the three months ended September 30, 2014 and 2013, respectively, and a loss of $52.5 million and $82.5 million for the nine months ended September 30, 2014 and 2013, respectively. For a more detailed discussion of this accounting treatment, see “— Components of Results of Operations — Net Income (Loss) Attributable to Stockholders.”

On September 23, 2014, we acquired Silevo, Inc., or Silevo. Silevo is a designer and manufacturer of high performance solar cells with operations primarily in the United States, where it carries-out research and development activities as well as sales of products, and China, where it was the managing partner in a joint venture that manufactures the solar cells for the subsequent contract manufacturing of high performing solar panels. The acquisition will enable us to manage our supply chain and control the design and manufacturing of solar cells that are a key component of our solar energy systems, as well as enable us to utilize and combine Silevo’s technology with economies of scale to achieve significant cost reductions.

In September 2014, Silevo entered into an amended and restated research and development alliance agreement, or the Riverbend Agreement, with the Research Foundation for the State University of New York, or the Foundation, for the construction of an approximately 1,000,000 square foot manufacturing facility with the capacity to produce at least 1 gigawatt of solar panels annually on an approximately 88.24 acre site located in Buffalo, New York, or the Manufacturing Facility. Under the terms of the Riverbend Agreement, the Foundation will construct the Manufacturing Facility and install certain utilities and other improvements, with participation by us as to the design and construction of the Manufacturing Facility, and acquire certain manufacturing equipment designated by us to be used in the Manufacturing Facility. The Foundation will cover construction costs related to the Manufacturing Facility and manufacturing equipment, in each case up to a maximum funding allocation from the State of New York, and we will be responsible for any construction and equipment costs in excess of such amounts. The Foundation will own the Manufacturing Facility and manufacturing equipment. Following completion of the Manufacturing Facility, we will lease the Manufacturing Facility from the Foundation for an initial period of 10 years for $1 per year plus utilities, and the Foundation will grant us the right to use the manufacturing equipment during the initial lease term at no charge.

In addition to its other obligations under the Riverbend Agreement, we must (i) use our best commercially reasonable efforts to commission the manufacturing equipment within three months of the Manufacturing Facility completion and reach full production output within three months thereafter, (ii) employ 1,460 high-tech jobs for the manufacturing operation at the Manufacturing Facility for five years after the Manufacturing Facility completion, (iii) employ at least 2,000 other personnel in the State of New York to support downstream solar panel sales and installation for five years after the Manufacturing Facility completion, (iv) work with the Foundation to attract 1,440 additional support contractor and supplier jobs in the State of New York following full production, (v) spend or incur approximately $5 billion in combined capital, operational expenses and other costs in the State of New York during the 10 year period following full production, (vi) make reasonable efforts to provide first consideration to New York-based suppliers, (vii) invest and spend in manufacturing operations at a level that ensures competitive product costs for at least five years from full production, and (viii) negotiate in good faith with the Foundation on an exclusive “first opportunity basis” for 120 days before entering into any agreement for additional solar panel manufacturing capacity that Silevo may wish to develop during the term of the agreement. If we fail in any year over the course of the 10-year term to meet our specified investment and job creation obligations, as described above, we would be obligated to pay a “program payment” of $41.2 million to the Foundation in any such year. In addition, we are subject to other events of default, including breach of these program payments and certain insolvency events, that would lead to the acceleration of all of the then unpaid program payments by us to the Foundation.

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

The following table sets forth our cumulative number of customers as of the dates presented:

	September 30, 2014	December 31, 2013
Cumulative customers	168,339	92,998

Energy Contracts

We define an energy contract as a residential, commercial or government lease, power purchase agreement or customer loan agreement pursuant to which consumers use or will use energy generated by a solar energy system that we have installed or have been contracted to install. For landlord-tenant structures in which we contract with the landlord or development company, we include each residence as an individual contract. For commercial customers with multiple locations, each location is deemed a contract if we maintain a separate contract for that location. We track the cumulative number of energy contracts as of the end of a given period as an indicator of our historical growth and as an indicator of our rate of growth from period to period.

The following table sets forth our cumulative number of energy contracts as of the dates presented:

	September 30, 2014	December 31, 2013
Cumulative energy contracts	156,049	83,265

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

The following table sets forth the megawatt production capacity of solar energy systems that we have deployed during the periods presented and the cumulative megawatts deployed as of the end of each period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Megawatts deployed	137	78	326	177
Cumulative megawatts deployed	894	464	894	464

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

We track the estimated nominal contracted payments of our leases and power purchase agreements entered into as of specified dates. Nominal contracted payments represent our estimate of the sum of the cash payments that our customer is obligated to pay under our agreements. When calculating nominal contracted payments, we include only those leases and power purchase agreements for solar energy systems already deployed and in backlog over the remaining term of such contracts. Backlog represents the aggregate megawatt capacity of solar energy systems not yet deployed as of the date specified pursuant to energy contracts and contracts for solar energy system direct sales executed as of such date. For a lease, we include the monthly fee and the upfront fee as set forth in the lease. As an example, the nominal contracted payments for a 20-year lease with monthly payments of $200 and an upfront payment of $5,000 is $53,000. For a power purchase agreement, we multiply the contract price per kWh by the estimated annual energy output of the associated solar energy system to determine the nominal contracted payments. The nominal contracted payments of a particular lease or power purchase agreement decline as the payments are received by us or a fund investor. Aggregate nominal contracted payments include leases and power purchase agreements that we have contributed to financing funds. Currently, fund investors have contractual rights to a portion of these nominal contracted payments.

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

The following table sets forth, with respect to our leases and power purchase agreements, the estimated aggregate nominal contracted payments remaining as of the dates presented (in thousands):

	September 30, 2014	December 31, 2013
Estimated aggregate nominal contracted payments remaining	$4,114,892	$1,990,059

In addition to nominal contracted payments, our leases and power purchase agreements provide us with a significant post-contract renewal opportunity. Because our solar energy systems have an estimated life of 30 years, they will continue to have a useful life after the 20-year term of their leases or power purchase agreements. At the end of an original contract term, we intend to offer our customer a renewal contract. The solar energy system will already be installed on the customer’s building, which will facilitate the customer’s acceptance of our renewal offer and will result in limited additional costs to us. No amounts attributed to the expected renewal period are included in the Estimated aggregate nominal contracted payments remaining as detailed in the above table.

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies or estimates during the nine months ended September 30, 2014 from those disclosed in our annual report on Form 10-K for the year ended December 31, 2013.

Eligibility for U.S. Treasury Grants

We continue to be eligible to receive U.S. Treasury grants on our solar energy systems in accordance with the safe harbor provision under Section 1603 of the American Recovery and Reinvestment Act of 2009, as amended by the Tax Relief Unemployment Insurance Reauthorization and Job Creation Act of December 2010. This safe harbor allows continued eligibility to receive U.S. Treasury grants on our solar energy systems for which we had (i) spent at least 5% of the value of the system, including expenditures incurred on solar energy system components, prior to the end of 2011 and (ii) completed the application for the U.S. Treasury grants by September 30, 2012, even for the solar energy systems not placed in service by that date.

As of September 30, 2014, we had placed in service the majority of our solar energy systems that were eligible for U.S. Treasury grants, and we had received substantially all of the U.S. Treasury grants that we had applied for. We expect to receive an additional $16.8 million of U.S. Treasury grants in future periods that have not yet been approved by the U.S. Treasury Department and that have not yet been recorded by us in our condensed consolidated financial statements.

Results of Operations

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated (in thousands, except share and per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Operating leases and solar energy systems incentives	$52,178	$24,796	$124,431	$60,493
Solar energy systems and component sales	6,165	23,804	58,792	56,044

Total revenue	58,343	48,600	183,223	116,537

Cost of revenue:
Operating leases and solar energy systems incentives	25,728	8,619	62,533	21,165
Solar energy systems and component sales	6,640	26,128	57,057	65,849

Total cost of revenue	32,368	34,747	119,590	87,014

Gross profit	25,975	13,853	63,633	29,523
Operating expenses:
Sales and marketing	56,472	24,310	159,093	63,533
General and administrative	39,608	21,062	111,006	59,090
Research and development	4,235	364	9,158	973

Total operating expenses	100,315	45,736	279,257	123,596

Loss from operations	(74,340)	(31,883)	(215,624)	(94,073)
Interest expense, net	16,321	5,781	37,192	17,521
Other expense, net	2,961	123	4,293	425

Loss before income taxes	(93,622)	(37,787)	(257,109)	(112,019)
Income tax (provision) benefit	23,506	(23)	23,315	57

Net loss	(70,116)	(37,810)	(233,794)	(111,962)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(89,352)	(35,707)	(181,315)	(29,479)

Net income (loss) attributable to stockholders	$19,236	$(2,103)	$(52,479)	$(82,483)

Net income (loss) per share attributable to common stockholders:
Basic	$0.21	$(0.03)	$(0.57)	$(1.07)

Diluted	$0.19	$(0.03)	$(0.57)	$(1.07)

Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	93,323,687	79,918,110	92,335,789	77,228,677

Diluted	99,380,397	79,918,110	92,335,789	77,228,677

Three months ended September 30, 2014 and 2013

Revenue

	Three Months Ended September 30,		Change
(Dollars in thousands)	2014	2013	$	%
Operating leases and solar energy systems incentives	$52,178	$24,796	27,382	110
Solar energy systems and component sales	6,165	23,804	(17,639)	(74)

Total revenue	$58,343	$48,600	9,743	20

Total revenue increased by $9.7 million, or 20%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.

Operating leases and solar energy systems incentives revenue increased by $27.4 million, or 110%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. This increase was attributable to the increase in solar energy systems placed in service under leases and power purchase agreements between October 1, 2013 and September 30, 2014. The in-period average of the aggregate megawatt production capacity of solar energy systems placed in service under leases and power purchase agreements during the three months ended September 30, 2014 increased by 96% as compared to the in-period average during the three months ended September 30, 2013. This significant growth was attributable to our continued success in the installation and operation of solar energy systems under lease and power purchase agreements in new and existing markets. However, the impact of the installed base on the increase in revenue varied by the mix between solar energy systems under leases, for which revenue is recognized on a straight-line basis over the lease term, and power purchase agreements, for which revenue is recognized based on energy produced. The average percent of the in-period aggregate megawatt production capacity of solar energy systems placed in service under power purchase agreements from October 1, 2013 to September 30, 2014 increased from 50% to 55%, which increased the effect of seasonality in the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.

Revenue from sales of solar energy systems and components decreased by $17.6 million, or 74%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. This decrease was primarily due to a $7.8 million decrease in revenue from sales to government entities, a $5.1 million decrease in revenue from long-term solar energy system sales contracts recognized on the percentage-of-completion basis, a $4.9 million decrease in revenue from sales to commercial customers, and a $0.8 million decrease in revenue from sales of energy efficiency products and services. These decreases were partially offset by a $1.1 million increase in revenue from system sales to residential customers.

Cost of Revenue, Gross Profit and Gross Profit Margin

	Three Months Ended September 30,		Change
(Dollars in thousands)	2014	2013	$	%
Operating leases and solar energy systems incentives	$25,728	$8,619	17,109	199
Gross profit of operating leases and solar energy systems incentives	26,450	16,177	10,273	64
Gross profit margin of operating leases and solar energy systems incentives	51%	65%
Solar energy systems and component sales	$6,640	$26,128	(19,488)	(75)
Gross loss of solar energy systems and component sales	(475)	(2,324)	1,849	80
Gross loss margin of solar energy systems and component sales	(8)%	(10)%
Total cost of revenue	$32,368	$34,747	(2,379)	(7)
Total gross profit	25,975	13,853	12,122	88
Total gross profit margin	45%	29%

Cost of operating leases and solar energy systems incentives revenue increased by $17.1 million, or 199%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. This increase was primarily due to the increase in depreciation expense arising from the higher aggregate cost of an increased number of solar energy systems placed in service under leases and power purchase agreements. Additionally, we incurred $5.7 million of increased period costs primarily related to warranty, operations and maintenance costs for solar energy systems under leases and power purchase agreements, and our expensing of cost associated with cancelled contracts by customers prior to the completion of the solar energy system installation. We also incurred $2.1 million in the three months ended September 30, 2014 related to the amortization of the intangible assets from the Zep Solar acquisition in the fourth quarter of 2013.

Cost of solar energy systems sales decreased by $19.5 million, or 75%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013, in line with the decrease in revenue. However, the increase in our deployment of solar energy systems resulted in the allocation of overhead costs over more megawatts installed. In addition, the percentage of revenue from residential systems increased, which generally have higher gross margins. These factors contributed to the gross margin improving slightly from a gross loss margin of 10% to a gross loss margin of 8%.

Operating Expenses

	Three Months Ended September 30,		Change
(Dollars in thousands)	2014	2013	$	%
Sales and marketing	$56,472	$24,310	32,162	132
General and administrative	39,608	21,062	18,546	88
Research and development	4,235	364	3,871	1,063

Total operating expenses	$100,315	$45,736	54,579	54

Sales and marketing expense increased by $32.2 million, or 132%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. This increase was primarily due to more expansive sales and marketing efforts, which have resulted in increased customers and energy contracts. In particular, we acquired certain assets of a leading direct-to-consumer marketer, Paramount Energy, including its employees, technology and tools, in the third quarter of 2013, and we created a dedicated door-to-door direct sales group in the fourth quarter 2013. These initiatives increased the average number of personnel in sales and marketing departments by 192% for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. As a result of this growth in headcount, employee compensation costs increased by $21.7 million and facilities and operations costs increased by $3.1 million. In addition, promotional marketing costs increased by $4.5 million, and expenses from the amortization of marketing-related intangible assets, acquired through the Paramount Energy and Zep Solar acquisitions, increased by $2.4 million. We expect that our increased investment in sales and marketing efforts will continue to drive the future growth of our business.

General and administrative expense increased by $18.5 million, or 88%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. This increase was primarily due to the increase in the average number of personnel in general and administrative departments, which grew by 96% for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. As a result of this growth in headcount, employee compensation costs increased by $14.8 million, including $6.7 million related to stock-based compensation, and facilities and operations costs increased by $2.1 million. In addition, in the three months ended September 30, 2014, the Company incurred $3.5 million for professional services and the termination of a pre-existing contract related to the Silevo acquisition. These increases were partially offset by $4.8 million of insurance recoveries of legal fees expensed in prior periods.

Research and development expense increased by $3.9 million, or 1,063%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. This was primarily due to the research and development activities related to solar energy panel mounting hardware by Zep Solar, which we acquired in the fourth quarter of 2013.

Other Income and Expenses

	Three Months Ended September 30,		Change
(Dollars in thousands)	2014	2013	$	%
Interest expense, net	$16,321	$5,781	10,540	182
Other expense, net	2,961	123	2,838	2307

Total interest and other expenses, net	$19,282	$5,904	13,378	227

Interest expense, net, increased by $10.5 million, or 182%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The interest expense, net, related to our cash borrowings increased by $10.8 million as a result of the higher average carrying balances on our borrowing facilities and the accelerated amortization of deferred financing costs related to our credit facilities for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The increase for interest expense, net, related to our cash borrowings was slightly offset by a decrease of interest expense, net, related to lease pass-through financing obligations mainly due to lower average carrying balances for the financing obligations for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.

Other expense, net, increased by $2.8 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The increase in other expense, net, was mainly related to a $2.1 million loss on extinguishment of our working capital financing and term loan.

Provision for Income Taxes

	Three Months Ended September 30,		Change
(Dollars in thousands)	2014	2013	$	%
Income tax benefit (provision)	$23,506	$(23)	23,529	102,300

In the three months ended September 30, 2014, we recognized an income tax benefit of $23.5 million arising from the release of deferred tax asset valuation allowances in connection with our acquisition of Silevo. The release of the deferred tax asset valuation allowances was triggered by the recognition of $23.7 million of long-term net deferred tax liabilities that were primarily related to the intangible assets and net operating losses acquired.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended September 30,		Change
(Dollars in thousands)	2014	2013	$	%
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(89,352)	$(35,707)	(53,645)	150

The net loss attributable to noncontrolling interests and redeemable noncontrolling interests represents mainly the share of net loss that was allocated to the investors in the joint venture financing funds. This amount was determined as the change in the investors’ interests in the joint venture financing funds between the beginning and end of each reported period calculated primarily using the hypothetical liquidation at book value, or HLBV, method, less any capital contributions net of any capital distributions. The calculation depends on the specific contractual liquidation provisions of each joint venture financing fund and is generally affected by, among other factors, the tax attributes allocated to the investors including tax bonus depreciation and investment tax credits or U.S. Treasury grants in lieu of the investment tax credits, the existence of guarantees of minimum returns to the investors by us, and the allocation of tax income or losses including provisions that govern the level of deficits that can be funded by the investors in a liquidation scenario. The calculation is also affected by the cost of the assets sold or contributed to the joint venture financing funds, which forms the book basis of the net assets allocated to the investors assuming a liquidation scenario. Generally, significant loss allocations to the investors have arisen in situations where there was a significant difference between the fair value and the cost of the assets sold or contributed to the joint venture financing funds in a particular period accompanied by the absence of guarantees of minimum returns to the investors by us, since the capital contributions by the investors were based on the fair value of the assets while the calculation is based on the cost of the assets. The existence of guarantees of minimum returns to the investors by us and limits on the level of deficits that the investors are contractually obligated to fund in a liquidation scenario reduce the amount of losses that could be allocated to the investors. In addition, the redeemable noncontrolling interests balance is at least equal to the redemption amount.

The net loss attributable to noncontrolling interests and redeemable noncontrolling interests for the three months ended September 30, 2014 was $89.4 million while the net loss attributable to noncontrolling interests and redeemable noncontrolling interests for the three months ended September 30, 2013 was $35.7 million. The net loss allocation to noncontrolling interests and redeemable noncontrolling interests for the three months ended September 30, 2014 was primarily due to the $95.5 million loss allocation from financing funds into which we were selling or contributing assets. This loss allocation was partially offset by a $6.1 million income allocation related to financing funds that were fully funded and that we were not selling or contributing additional assets. The net loss allocation to noncontrolling interests and redeemable noncontrolling interests for the three months ended September 30, 2013 was mainly due to $36.3 million losses allocated to investors in funds into which we sold and contributed assets. This loss allocation was partially offset by a $0.6 million income allocation related to financing funds that were fully funded and that we were not selling or contributing additional assets.

Nine months ended September 30, 2014 and 2013

Revenue

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2014	2013	$	%
Operating leases and solar energy systems incentives	$124,431	$60,493	63,938	106
Solar energy systems sales	58,792	56,044	2,748	5

Total revenue	$183,223	$116,537	66,686	57

Total revenue increased by $66.7 million, or 57%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.

Operating leases and solar energy systems incentives revenue increased by $63.9 million, or 106%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. This increase was attributable to the increase in solar energy systems placed in service under leases and power purchase agreements between October 1, 2013 and September 30, 2014. The in-period average of the aggregate megawatt production capacity of solar energy systems placed in service under leases and power purchase agreements during the nine months ended September 30, 2014 increased by 100% as compared to the in-period average during the nine months ended September 30, 2013. This significant growth was attributable to our continued success in the installation and operation of solar energy systems under lease and power purchase agreements in new and existing markets. However, the impact of the installed base on the increase in revenue varied by the mix between solar energy systems under leases, for which revenue is recognized on a straight-line basis over the lease term, and power purchase agreements, for which revenue is recognized based on energy produced. The average percent of the in-period aggregate megawatt production capacity of solar energy systems placed in service under power purchase agreements from October 1, 2013 to September 30, 2014 increased from 48% to 55%, which increased the effect of seasonality in the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.

Revenue from sales of solar energy systems and components increased by $2.7 million, or 5%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. This increase was primarily due to $9.0 million of revenue from sales of Zep Solar products in the nine months ended September 30, 2014, an $18.5 million increase in revenue from long-term solar energy system sales contracts recognized on the percentage-of-completion basis, a $4.7 million increase in revenue from system sales to residential customers and a $1.0 million increase in revenue from sales to commercial customers. These increases were partially offset by a $24.6 million decrease in revenue from sales to government entities, a $5.0 million decrease in revenue from sales of energy efficiency products and services and a $1.4 million decrease in revenue from installations of electric vehicle charging stations.

Cost of Revenue, Gross Profit and Gross Profit Margin

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2014	2013	$	%
Operating leases and solar energy systems incentives	$62,533	$21,165	41,368	195
Gross profit of operating leases and solar energy systems incentives	61,898	39,328	22,570	57
Gross profit margin of operating leases and solar energy systems incentives	50%	65%
Solar energy systems sales	$57,057	$65,849	(8,792)	(13)
Gross profit (loss) of solar energy systems sales	1,735	(9,805)	11,540	118
Gross profit (loss) margin of solar energy systems sales	3%	(17)%
Total cost of revenue	$119,590	$87,014	32,576	37
Total gross profit	63,633	29,523	34,110	116
Total gross profit margin	35%	25%

Cost of operating leases and solar energy systems incentives revenue increased by $41.4 million, or 195%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. This increase was primarily due to the increase in depreciation expense arising from the higher aggregate cost of solar energy systems placed in service under leases and power purchase agreements. Additionally, we incurred $14.1 million of increased period costs primarily related to warranty, operations and maintenance costs for solar energy systems under leases and power purchase agreements, and expensing of cost associated with cancelled contracts by customers prior to the completion of the solar energy system installation. We also incurred $5.1 million in the nine months ended September 30, 2014 related to the amortization of the intangible assets from the Zep Solar acquisition in the fourth quarter of 2013.

Cost of solar energy systems sales decreased by $8.8 million, or 13%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The increase in our deployment of solar energy systems resulted in the allocation of overhead costs over more megawatts installed. In addition, the percentage of revenue from residential systems increased, which generally have higher gross margins, and we incurred low or negative gross margins on large commercial and government sales in the nine months ended September 30, 2013. Furthermore, our sales of Zep Solar products, in the nine months ended September 30, 2014, had higher gross margins. These factors contributed to the gross margin improving from a gross loss margin of 17% to a gross profit margin of 3%.

Operating Expenses

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2014	2013	$	%
Sales and marketing	$159,093	$63,533	95,560	150
General and administrative	111,006	59,090	51,916	88
Research and development	9,158	973	8,185	841

Total operating expenses	$279,257	$123,596	155,661	126

Sales and marketing expense increased by $95.6 million, or 150%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. This increase was primarily due to more expansive sales and marketing efforts, which have resulted in increased customers and energy contracts. In particular, we acquired certain assets of a leading direct-to-consumer marketer, Paramount Energy, including its employees, technology and tools, in the third quarter of 2013, and we created a dedicated door-to-door direct sales group in the fourth quarter 2013. These initiatives increased the average number of personnel in sales and marketing departments by 186% for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. As a result of this growth in headcount, employee compensation costs increased by $59.6 million, and facilities and operations costs increased by $7.9 million. In addition, promotional marketing costs increased by $17.4 million, and expenses from the amortization of marketing-related intangible assets, acquired through the Paramount Energy and Zep Solar acquisitions, increased by $8.2 million. We expect that our increased investment in sales and marketing efforts will continue to drive the future growth of our business.

General and administrative expense increased by $51.9 million, or 88%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. This increase was primarily due to the increase in the average number of personnel in general and administrative departments, which grew by 62% for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. As a result of this growth in headcount, employee compensation costs increased by $37.9 million, including $20.1 million related to stock-based compensation, and facilities and operations costs increased by $4.4 million. In addition, professional services fees increased by $8.6 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 primarily due to increased audit fees, increased financing activities and the Silevo acquisition, which was partially offset by insurance recoveries of certain legal fees.

Research and development expense increased by $8.2 million, or 841%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. This was primarily due to the research and development activities related to solar energy panel mounting hardware by Zep Solar, which we acquired in the fourth quarter of 2013.

Other Income and Expenses

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2014	2013	$	%
Interest expense, net	$37,192	$17,521	19,671	112
Other expense, net	4,293	425	3,868	910

Total interest and other expenses, net	$41,485	$17,946	23,539	131

Interest expense, net, increased by $19.7 million, or 112%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The interest expense, net, related to our cash borrowings increased by $21.0 million as a result of the higher average carrying balances on our borrowing facilities and the accelerated amortization of deferred financing costs related to our credit facilities for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The increase for interest expense, net, related to our cash borrowings was offset by a decrease of $1.3 million in interest expense, net, related to lease pass-through financing obligations mainly due to lower average carrying balances for the financing obligations for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2014.

Other expense, net, increased by $4.3 million, or 910%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The increase in other expense, net, was mainly related to a $2.1 million loss on extinguishment of our working capital financing and term loan in the nine months ended September 30, 2014 and a $0.8 million increase of franchise taxes for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.

Provision for Income Taxes

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2014	2013	$	%
Income tax benefit (provision)	$23,315	$57	23,258	40,804

In the nine months ended September 30, 2014, we recognized an income tax benefit of $23.3 million arising from the release of deferred tax asset valuation allowances in connection with our acquisition of Silevo. The release of the deferred tax asset valuation allowances was triggered by the recognition of $23.7 million of long-term net deferred tax liabilities that were primarily related to the intangible assets and net operating losses acquired.

Net (Loss) Income Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2014	2013	$	%
Net (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests	$(181,315)	$(29,479)	(151,836)	515

The net loss attributable to noncontrolling interests and redeemable noncontrolling interests represents mainly the share of net loss that was allocated to the investors in the joint venture financing funds. This amount was determined as the change in the investors’ interests in the joint venture financing funds between the beginning and end of each reported period calculated primarily using the HLBV method, less any capital contributions net of any capital distributions. The calculation depends on the specific contractual liquidation provisions of each joint venture financing fund and is generally affected by, among other factors, the tax attributes allocated to the investors including tax bonus depreciation and investment tax credits or U.S. Treasury grants in lieu of the investment tax credits, the existence of guarantees of minimum returns to the investors by us, and the allocation of tax income or losses including provisions that govern the level of deficits that can be funded by the investors in a liquidation scenario. The calculation is also affected by the cost of the assets sold or contributed to the joint venture financing funds, which forms the book basis of the net assets allocated to the investors assuming a liquidation scenario. Generally, significant loss allocations to the investors have arisen in situations where there was a significant difference between the fair value and the cost of the assets sold or contributed to the joint venture financing funds in a particular period accompanied by the absence of guarantees of minimum returns to the investors by us, since the capital contributions by the investors were based on the fair value of the assets while the calculation is based on the cost of the assets. The existence of guarantees of minimum returns to the investors by us and limits on the level of deficits that the investors are contractually obligated to fund in a liquidation scenario reduce the amount of losses that could be allocated to the investors. In addition, the redeemable noncontrolling interests balance is at least equal to the redemption amount.

The net loss attributable to noncontrolling interests and redeemable noncontrolling interests for the nine months ended September 30, 2014 was $181.3 million while the net loss attributable to noncontrolling interests and redeemable noncontrolling interests for the nine months ended September 30, 2013 was $29.5 million. The net loss allocation to noncontrolling interests and redeemable noncontrolling interests for the nine months ended September 30, 2014 was primarily due to the $204.0 million loss allocation from financing funds into which we were selling or contributing assets. This loss allocation was partially offset by a $10.8 million income allocation related to financing funds that were fully funded and that we were not selling or contributing additional assets. Additionally, $11.9 million of income was allocated to noncontrolling interests and redeemable noncontrolling interests in an entity that has a lease pass-through joint venture arrangement with us that included $8.5 million of income allocation due to an adjustment in the carrying amount of the redeemable noncontrolling interest balance to its redemption amount following amendments to the contractual agreements of this fund that granted the investor redemption rights of its investment in the fund in conjunction with termination of the lease pass-through arrangement.

The net loss allocation to noncontrolling interests and redeemable noncontrolling interests for the nine months ended September 30, 2013 was mainly due to $30.8 million of losses allocated to investors in funds into which we sold and contributed assets offset by $1.3 million of income allocated to investors in funds that were fully funded.

Liquidity and Capital Resources

The following table summarizes our condensed consolidated cash flows (in thousands):

	Nine Months Ended September 30,
	2014	2013
Net cash (used in) provided by operating activities	$(82,332)	$160,650
Net cash used in investing activities	(858,402)	(494,987)
Net cash provided by financing activities	1,060,170	307,243

Net increase (decrease) in cash and cash equivalents	$119,436	$(27,094)

We finance our operations, including the costs of acquisition and installation of solar energy systems, mainly through a variety of financing fund arrangements that we have formed with fund investors, credit facilities from banks, equity offerings, debt issuances and cash generated from our operations. As further described below under “— Financing Activities — Debt and Financing Fund Commitments,” as of September 30, 2014, we had $116.5 million of available commitments from our fund investors that would be available to be drawn without violating any covenants under our credit facilities through our asset monetization strategy and $662.9 million of unused borrowing capacity available under our debt agreements which may be drawn without violating any covenants under our credit facilities, including $344.0 million of available capacity under a facility for which we are currently re-evaluating the terms.

While we had a net loss for the nine months ended September 30, 2014, we believe that our existing cash and cash equivalents, short-term investments, funds available under our debt agreements and funds available in our existing financing funds that can be drawn-down through our asset monetization strategy will be sufficient to meet our cash requirements for at least the next 12 months. However, if, in the future, we are unable to comply with all of the covenants contained in our debt agreements or we are unable to obtain waivers of any non-compliance, then we might be considered in default under our debt agreements. In that circumstance, the payments due under our debt agreements could be accelerated, which would negatively impact our liquidity and capital resources. Under the terms of our Revolving Credit Facility, we are subject to the following financial covenants:

Interest Coverage Ratio: We are obligated to maintain an interest coverage ratio of 1.5-to-1 as of the end of each fiscal quarter. The interest coverage ratio is measured by dividing (a) an amount equal to the excess of (i) our trailing 12-month consolidated gross profit over (ii) 20% of our trailing 12-month consolidated general and administrative expenses by (b) our unconsolidated trailing 12-month cash interest charges.

Unencumbered Liquidity: We are obligated to maintain at least $50.0 million of unencumbered liquidity as of the end of each month. Unencumbered liquidity is defined as our average daily cash and cash equivalents, excluding certain of our subsidiaries.

Operating Activities

In the nine months ended September 30, 2014, we utilized $82.3 million in net cash from operations. This cash outflow primarily resulted from a net loss of $233.8 million, reduced by non-cash items such as depreciation and amortization of $66.6 million, stock-based compensation of $45.7 million and interest on lease pass-through financing obligations of $8.7 million and increased by a reduction in lease pass-through financing obligation of $36.4 million and a change in deferred income taxes of $23.7 million. The cash outflow also increased in part due to an increase in restricted cash of $3.8 million, an increase in rebates receivable of $6.2 million, an increase in inventories of $66.3 million, an increase in prepaid expenses and other current assets of $15.2 million and a decrease in accrued and other liabilities of $17.3 million. This cash outflow was offset by an increase in deferred revenue under our joint venture and lease pass-through structures of $128.1 million relating to upfront lease payments received from customers, solar energy system incentive rebate payments received from various state and local governments and deferred investment tax credits revenue and an increase in accounts payable of $80.7 million.

In the nine months ended September 30, 2013, we generated $160.7 million in net cash from operations. This cash inflow primarily resulted from an increase in deferred revenue under our joint venture and lease pass-through structures of $143.4 million relating to upfront lease payments received from customers and solar energy system incentive rebate payments received from various state and local governments, an increase in accounts payable of $70.8 million and an increase in accrued liabilities of $65.8 million. The cash inflow was offset in part by an increase in accounts receivable of $8.2 million, an increase in prepaid expenses and other current assets of $17.4 million, an increase in rebates receivable of $1.7 million, an increase in inventories of $3.1 million and a net loss of $112.0 million, reduced by non-cash items such as depreciation and amortization of $25.7 million, stock-based compensation of $13.4 million and interest on lease pass-through financing obligations of $10.0 million and increased by a reduction in lease pass-through financing obligation of $25.5 million.

Investing Activities

Our investing activities consisted primarily of capital expenditures in solar energy systems, leased and to be leased.

In the nine months ended September 30, 2014, we used $858.4 million in investing activities. Of this amount, we used $793.7 million on the design, acquisition and installation of solar energy systems under operating leases with our customers and $13.4 million in the acquisition of vehicles, office equipment, leasehold improvements and furniture and $0.5 million for the acquisition of the redeemable noncontrolling interest related to a single joint venture financing fund. We also invested $15.8 million in promissory notes receivable from and other advances to a third-party and $46.5 million in short-term investments in highly rated corporate debt securities. These expenditures were offset by $1.9 million net cash inflow from the acquisition of Silevo and $9.6 million from sales of short-term investments.

In the nine months ended September 30, 2013, we used $495.0 million in investing activities. Of this amount, we used $485.4 million on the design, acquisition and installation of solar energy systems under operating leases with our customers. We also used $5.8 million in the acquisition of vehicles, office equipment, leasehold improvements and furniture and invested $3.8 million in the acquisition of Paramount.

Financing Activities

In the nine months ended September 30, 2014, we generated $1,060.2 million from financing activities. We received $488.7 million, net of issuance costs, from the issuance of convertible senior notes, and in conjunction with this issuance, we paid $57.6 million to enter into a capped call option agreement. We received $256.1 million, net of lender fees, from long-term debt and repaid $246.7 million of long-term debt. We received $263.6 million, net of issuance costs, from the issuance of solar asset-backed notes and repaid $4.0 million related to these solar asset-backed notes. We also repaid $1.2 million of our capital lease obligation. We received $0.3 million from the U.S. Treasury Department for grants associated with solar energy systems that we had leased to customers. We received $30.1 million from fund investors in our lease pass-through financing funds and paid $6.4 million to fund investors in our lease pass-through financing funds. We also generated $428.1 million from proceeds from investments by various fund investors in our joint ventures and paid distributions to fund investors of $107.3 million. Additionally, we received $17.5 million from the issuance of common stock upon the exercise of stock options for cash.

In the nine months ended September 30, 2013, we generated $307.2 million from financing activities. We received $57.2 million, net of fees, from long-term debt. We repaid $24.7 million of long-term debt and $1.6 million of our capital lease obligation. We received an additional $123.8 million from U.S. Treasury grants associated with our solar energy systems that we had leased to customers. We also received $31.2 million from fund investors in our lease pass-through financing funds and $221.2 million from fund investors in our joint ventures. We paid distributions to fund investors of $117.0 million. Additionally, we received $9.4 million from the issuance of common stock upon the exercise of stock options for cash and an additional $8.0 million from the issuance of common stock upon the exercise of common stock warrants.

Debt and Financing Fund Commitments

There were no material changes to our debt or financing fund commitments during the nine months ended September 30, 2014 from those disclosed in our annual report on Form 10-K for the year ended December 31, 2013 other than as noted under Liquidity and Capital Resources above and as noted below.

Convertible Senior Notes:

In September 2014, we issued $500.0 million in aggregate principal of 1.625% convertible senior notes due on November 1, 2019. The net proceeds from the issuance, after deducting transaction costs, were $488.8 million. We incurred $11.2 million of debt issuance costs in connection with the issuance of the convertible senior notes, which were recorded in other assets and are being amortized to interest expense over the contractual term of the convertible senior notes.

Each $1,000 of principal of the convertible senior notes is initially convertible into 11.9720 shares of our common stock, which is equivalent to an initial conversion price of $83.53 per share, subject to adjustment upon the occurrence of specified events. Holders of the convertible senior notes may convert their convertible senior notes at their option at any time prior to maturity. If certain corporate events occur prior to the maturity date, we would increase the conversion rate for a holder who elects to convert its convertible senior notes in connection with such a corporate event in certain circumstances. The maximum conversion rate is capped at 15.8629 shares for each $1,000 of principal of the convertible senior notes, which is equivalent to a minimum conversion price of $63.04 per share. The convertible senior notes do not have a cash conversion option. The convertible senior note holders may require us to repurchase their convertible senior notes for cash only under certain defined events. We were in compliance with all debt covenants as of September 30, 2014.

On October 10, 2014, we issued an additional $66.0 million in aggregate principal amount of the 1.625% convertible senior notes due on November 1, 2019, pursuant to the exercise of an option by the initial purchasers.

In connection with the issuance of the additional convertible senior notes, we paid $7.6 million to enter into an additional capped call option agreement to reduce the potential dilution to holders of our common stock upon conversion of the additional convertible senior notes. This additional capped call option agreement has substantially the same terms as the initial capped call option agreement.

Solar Bonds Program:

On October 15, 2014, we commenced issuing Solar Bonds, which are our senior unsecured obligations that are structurally subordinate to the indebtedness and other liabilities of our subsidiaries. The initial series of Solar Bonds have investment terms ranging from one to seven years and provide interest to the holders at fixed rates between 2.00% to 4.00% per annum. We have initially offered up to $40.0 million in aggregate principal amount of Solar Bonds.

Working Capital Financing:

In July 2014, we paid $10.0 million to fully settle the outstanding balance of and terminate our working capital financing facility.

Term Loans:

In January 2014, one of our existing term loan agreements was amended to increase the maximum term loan availability from $100.0 million to $158.0 million. In July 2014, we paid $129.3 million to fully settle the outstanding balance of and terminate the term loan.

Through the Silevo acquisition, we assumed a pre-existing term loan with an outstanding principal balance of $9.1 million. The term loan bears interest at a fixed rate of 7.8% per annum. The term loan is a liability of one of our subsidiaries only and is non-recourse to our other subsidiaries. We were in compliance with all debt covenants as of September 30, 2014.

On February 4, 2014, one of our subsidiaries entered into an agreement with a syndicate of banks for a term loan of $100.0 million. On February 20, 2014, the agreement was amended to increase the maximum term loan availability to $220.0 million. On March 20, 2014, the agreement was further amended to increase the maximum term loan availability to $250.0 million. The term loan bears interest at an annual rate of LIBOR plus 3.25% or, at our option, 3.25% plus the highest of (i) the Federal Funds Rate plus 0.50%, (ii) Bank of America’s published “prime rate” or (iii) LIBOR plus 1.00%. The term loan is secured by the assets and cash flows of the subsidiary and is non-recourse to our other assets. The term loan matures on December 31, 2016. As of September 30, 2014, we had $82.6 million of principal outstanding under the term loan, and we were in compliance with all debt covenants.

In May 2014, one of our subsidiaries entered into an agreement with a syndicate of banks for a term loan of $125.0 million. The term loan bears interest at an annual rate of 3.00% to 4.00%, depending on the cumulative period the term loan has been outstanding, plus LIBOR or, at our option, plus the highest of (i) the Federal Funds Rate plus 0.50%, (ii) Bank of America’s published “prime rate” or (iii) LIBOR plus 1.00%. The term loan is secured by certain assets and cash flows of the subsidiary and is non-recourse to our other assets or cash flows. The term loan matures on May 23, 2016. As of September 30, 2014, we had $30.1 million of principal outstanding under the term loan, and we were in compliance with all debt covenants.

Solar Asset-backed Notes:

In April 2014, we pooled and transferred qualifying solar energy systems and the associated customer contracts into a special purpose entity, or SPE, and issued $70.2 million in aggregate principal of Solar Asset-backed Notes, Series 2014-1, backed by these solar assets to certain investors. The SPE is wholly owned by us. The Solar Asset-backed Notes were issued at a discount of 0.01%. The Solar Asset-backed Notes bear interest at a fixed rate of 4.59% per annum and have a final maturity date of April 20, 2044. The cash flows generated by these solar assets are used to service the monthly principal and interest payments on the Solar Asset-backed Notes and satisfy the SPE’s expenses, and any remaining cash is distributed to one of our subsidiaries. The assets and cash flows generated by the qualifying solar energy systems are not available to our other creditors, and the creditors of the SPE, including the Solar Asset-backed Note holders, have no recourse to our other assets. We were in compliance with all debt covenants as of September 30, 2014.

In July 2014, we pooled and transferred qualifying solar energy systems and the associated customer contracts into a SPE and issued $160.0 million in aggregate principal of Solar Asset-backed Notes, Series 2014-2, Class A, and $41.5 million in aggregate principal of Solar Asset-backed Notes, Series 2014-2, Class B, backed by these solar assets to certain investors. The SPE is wholly owned by us. The Solar Asset-backed Notes were issued at a discount of 0.01%. The Solar Asset-backed Notes, Series 2014-2, Class A, bear interest at a fixed rate of 4.02% per annum while the Solar Asset-backed Notes, Series 2014-2, Class B, bear interest at a fixed rate of 5.44% per annum. The Solar Asset-backed Notes have a final maturity date of July 20, 2044. The cash flows generated by these solar assets are used to service the monthly principal and interest payments on the Solar Asset-backed Notes and satisfy the SPE’s expenses, and any remaining cash is distributed to one of our subsidiaries. The assets and cash flows generated by the qualifying solar energy systems are not available to our other creditors, and the creditors of the SPE, including the Solar Asset-backed Note holders, have no recourse to our other assets. We were in compliance with all debt covenants as of September 30, 2014.

Financing Fund Commitments:

In January 2014, the contractual terms of an existing financing fund were amended to increase the financing commitment by the fund investor by $40.0 million to $80.0 million. In February 2014, one of our subsidiaries entered into a new lease pass-through financing arrangement with an existing fund investor. The financing commitment under the lease pass-through financing arrangement was $100.0 million and was increased to $249.2 million in July 2014. In April and May 2014, we formed three new financing funds, one with a new fund investor and two with existing fund investors, to obtain an aggregate financing commitment of $240.0 million. In July 2014, we formed a new financing fund with an existing fund investor to obtain a financing commitment of $20.0 million. In August 2014, we formed a new financing fund with an existing fund investor to obtain a financing commitment of $75.0 million. In October 2014, we formed two new financing funds with new and existing fund investors to obtain an aggregate financing commitment of $113.0 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our ongoing business operations. Our primary exposures include changes in interest rates because certain borrowings bear interest at floating rates based on LIBOR plus a specified margin. Historically, we have managed our interest rate risk by balancing our amount of fixed-rate and floating-rate debt. For fixed-rate debt, interest rate changes do not affect our earnings or cash flows. Conversely, for floating-rate debt, interest rate changes generally impact our earnings and cash flows, assuming other factors are held constant. Pursuant to our risk management policies, we may also make use of derivative instruments to manage our short-term exposures to fluctuations in interest rates. We do not enter into any derivative instrument transactions for trading or speculative purposes. In addition, we have entered into capped call option agreements to reduce the potential dilution to holders of our common stock upon conversion of our convertible senior notes.

Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and operating expenses and reducing our funds available for capital investments, operations or other purposes. In addition, we must use a substantial portion of our cash inflows to service our borrowings, which may affect our ability to make acquisitions or capital expenditures. A hypothetical 10% change in our interest rates would have increased our interest expense by $0.7 million and $0.3 million for the nine months ended September 30, 2014 and 2013, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014 pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our chief executive officer and chief financial officer concluded that, as a result of material weaknesses in our internal control over financial reporting, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, our disclosure controls and procedures were not effective as of September 30, 2014.

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

In response to the material weaknesses described above, during the nine months ended September 30, 2014, we began implementing and evaluating new internal controls over financial reporting and disclosure controls and procedures. Though management is still evaluating the design of these new controls and procedures, we believe that our improved processes and procedures will assist in the remediation of our material weaknesses. Once placed in operation for a sufficient period of time, we will subject these controls and procedures to appropriate tests, in order to determine whether they are operating effectively. Management, with oversight from the Audit Committee, is committed to the remediation of known material weaknesses as expeditiously as possible.

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

On June 5 and 11, 2014, a derivative stockholder action was filed in San Mateo Superior Court of California, purportedly on behalf of the Company and against members of its board of directors, alleging that the board members breached their duties to the Company by failing to prevent the conduct alleged in the purported stockholder class action pending in the United States District Court for the Northern District of California. At this time, we are unable to provide an estimate of the amount of any additional loss in excess of the amounts already recognized.

From time to time, we may be involved in various legal proceedings that arise from the normal course of business activities. In addition, from time to time, third parties may assert intellectual property infringement, commercial, employment, business practices and other claims against us in the form of letters and other forms of communication. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our results of operations, prospects, cash flows, financial position and brand. See Note 15 to the Consolidated Financial Statements, Commitments and Contingencies, of this quarterly report on Form 10-Q as well as Part I, Item 3 of our annual report on Form 10-K for the year ended December 31, 2013 for a description of certain pending proceedings which did not materially change during the quarter ended September 30, 2014.

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

Federal, state and local government regulations and policies concerning the electric utility industry, utility rate structures, interconnection procedures, and internal policies and regulations promulgated by electric utilities, heavily influence the market for electricity generation products and services. These regulations and policies often relate to electricity pricing and the interconnection of customer-owned electricity generation. In the United States, governments and utilities continuously modify these regulations and policies. These regulations and policies could deter potential customers from purchasing renewable energy, including solar energy systems. This could result in a significant reduction in the potential demand for our solar energy systems. For example, utilities commonly charge fees to larger, industrial customers for disconnecting from the electric grid or for having the capacity to use power from the electric grid for back-up purposes. These fees could increase our customers’ cost to use our systems and make our product offerings less desirable, thereby harming our business, prospects, financial condition and results of operations. In addition, depending on the region, electricity generated by solar energy systems competes most effectively with expensive peak-hour electricity from the electric grid, rather than the less expensive average price of electricity. Modifications to the utilities’ peak hour pricing policies or rate design, such as to a flat rate, would require us to lower the price of our solar energy systems to compete with the price of electricity from the electric grid.

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

Forty-three states, Puerto Rico and Washington, D.C. have a regulatory policy known as net energy metering, or net metering. Each of the states where we currently serve customers has adopted a net metering policy except for Texas, where certain individual utilities have adopted net metering or a policy similar to net metering. Net metering typically allows our customers to interconnect their on-site solar energy systems to the utility grid and offset their utility electricity purchases by receiving a bill credit at the utility’s retail rate for energy generated by their solar energy system that is exported to the grid in excess of electric load used by the customers. At the end of the billing period, the customer simply pays for the net energy used or receives a credit at the retail rate if more energy is produced than consumed. Utilities operating in states without a net metering policy may receive solar electricity that is exported to the grid at times when there is no simultaneous energy demand by the customer to utilize the generation onsite without providing retail compensation to the customer for this generation.

Our ability to sell solar energy systems or the electricity they generate may be adversely impacted by the failure to expand existing limits on the amount of net metering in states that have implemented it, the failure to adopt a net metering policy where it currently is not in place, the imposition of new charges that only or disproportionately impact customers that utilize net metering, or reductions in the amount or value of credit that customers receive through net metering. Our ability to sell solar energy systems or the electricity they generate also may be adversely impacted by the unavailability of expedited or simplified interconnection for grid-tied solar energy systems or any limitation on the number of customer interconnections or amount of solar energy that utilities are required to allow in their service territory or some part of the grid.

Limits on net metering, interconnection of solar energy systems and other operational policies in key markets could limit the number of solar energy systems installed there. For example, California utilities limit net metering credit to 5% of the utilities’ aggregate customer peak demand. California has adopted legislation to establish a process and timeline for developing a new net metering program with no cap on participation. If the caps on net metering in California and other jurisdictions are reached, or if the amount or value of credit that customers receive for net metering is significantly reduced, future customers will be unable to recognize the current cost savings associated with net metering. We substantially rely on net metering when we establish competitive pricing for our prospective customers, and absence of net metering for new customers would greatly limit demand for our solar energy systems.

Regulatory limitations associated with technical considerations may significantly limit our ability to sell electricity from our solar energy systems in certain markets.

Regulatory limits associated with technical considerations may curb our growth in certain key markets. For example, the Federal Energy Regulatory Commission, in promulgating small generator interconnection procedures, recommended limiting customer-sited intermittent generation resources, such as our solar energy systems, to a certain percentage of peak load on a given electrical feeder circuit. Similar limits have been adopted by various states and could constrain our ability to market to customers in certain geographic areas where the concentration of solar installations exceeds the limit. For example, Hawaiian electric utilities have adopted certain policies that limit distributed electricity generation in certain geographic areas. While these limits have constrained our growth in certain parts of Hawaii, policy developments in Hawaii generally have allowed distributed electricity generation penetration beyond the electric utility-imposed limitations. Furthermore, in certain areas, we benefit from policies that allow for expedited or simplified procedures related to connecting solar energy systems to the power grid. If such procedures are changed or cease to be available, our ability to sell the electricity generated by solar energy systems we install may be adversely impacted. As adoption of solar distributed generation increases along with the operation of large scale solar generation in key markets such as California, the amount of solar energy being fed into the power grid will surpass the amount planned for relative to the amount of aggregate demand. Some utilities claim that within several years, solar generation resources may reach a level capable of causing an over-generation situation that could require some solar generation resources to be curtailed to maintain operation of the grid. The adverse effects of such curtailment without compensation could adversely impact our business, results of operations and future growth.

Our business currently depends on the availability of rebates, tax credits and other financial incentives. The expiration, elimination or reduction of these rebates, credits and incentives would adversely impact our business.

U.S. federal, state and local government bodies provide incentives to end users, distributors, system integrators and manufacturers of solar energy systems to promote solar electricity in the form of rebates, tax credits and other financial incentives such as system performance payments and payments for renewable energy credits associated with renewable energy generation and exclusion of solar energy systems from property tax assessments. We rely on these governmental rebates, tax credits and other financial incentives to lower our cost of capital and to incent fund investors to invest in our funds. These incentives enable us to lower the price we charge customers for energy and for our solar energy systems. However, these incentives may expire on a particular date, end when the allocated funding is exhausted, or be reduced or terminated as solar energy adoption rates increase. These reductions or terminations often occur without warning.

The federal government currently offers a 30% investment tax credit under Section 48(a)(3) of the Internal Code, or the Federal ITC, for the installation of certain solar power facilities until December 31, 2016. This credit is due to adjust to 10% in 2017. Solar energy systems that began construction prior to the end of 2011 were eligible to receive a 30% federal cash grant paid by the U.S. Treasury Department under Section 1603 of the American Recovery and Reinvestment Act of 2009, or the U.S. Treasury grant, in lieu of the Federal ITC. Pursuant to the Budget Control Act of 2011, U.S. Treasury grants are subject to sequestration beginning in 2013. Specifically, U.S. Treasury grants made on or after October 1, 2013 through September 30, 2014 will be reduced by 7.2%, regardless of when the U.S. Treasury received the application. As a result, for all applications pending or submitted prior to September 30, 2014, we expect to suffer grant shortfalls of approximately $1.3 million associated with our financing funds. Applicable authorities may adjust or decrease incentives from time to time or include provisions for minimum domestic content requirements or other requirements to qualify for these incentives.

Reductions in, or eliminations or expirations of, governmental incentives could adversely impact our results of operations and ability to compete in our industry by increasing our cost of capital, causing us to increase the prices of our energy and solar energy systems, and reducing the size of our addressable market. In addition, this would adversely impact our ability to attract investment partners and to form new financing funds and our ability to offer attractive financing to prospective customers. For the quarter ended September 30, 2014, approximately 98% of new customers chose to enter into financed lease or power purchase agreements rather than buying a solar energy system for cash.

Our business depends in part on the regulatory treatment of third-party owned solar energy systems.

Our leases and power purchase agreements are third-party ownership arrangements. Sales of electricity by third parties face regulatory challenges in some states and jurisdictions. Other challenges pertain to whether third-party owned systems qualify for the same levels of rebates or other non-tax incentives available for customer-owned solar energy systems, whether third-party owned systems are eligible at all for these incentives, and whether third-party owned systems are eligible for net metering and the associated significant cost savings. In some states and utility territories, third parties that own solar energy systems are limited in the way that they may deliver solar energy to their customers. In jurisdictions such as Arizona, Florida, Georgia, Iowa, Kentucky, North Carolina and Oklahoma and in the service territory of the Los Angeles Department of Water and Power, laws have been interpreted to prohibit the sale of electricity pursuant to our standard power purchase agreement, leading us and other solar energy system providers that utilize third-party ownership arrangements to offer leases exclusively in lieu of power purchase agreements, in addition to customer ownership. Imposition of such limitations in additional jurisdictions or reductions in, or eliminations of, incentives for third-party owned systems could reduce demand for our systems, could adversely impact our access to capital and could cause us to increase the price we charge our customers for energy.

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

In July 2012, we and other companies that are significant participants in both the solar industry and the cash grant program under Section 1603 of the American Recovery and Reinvestment Act of 2009 received subpoenas from the U.S. Department of Treasury’s Office of the Inspector General to deliver certain documents in our respective possession. In particular, our subpoena requested, among other things, documents dated, created, revised or referred to since January 1, 2007 that relate to our applications for U.S. Treasury grants or communications with certain other solar development companies or certain firms that appraise solar energy property for U.S. Treasury grant application purposes. The Inspector General is working with the Civil Division of the U.S. Department of Justice to investigate the administration and implementation of the U.S. Treasury grant program, including possible misrepresentations concerning the fair market value of the solar power systems submitted for grant under that program made in grant applications by companies in the solar industry, including us. We intend to cooperate fully with the Inspector General and the Department of Justice. We are continuing to produce documents and testimony as requested by the Inspector General and we anticipate two to three months will be required to complete the gathering and production of such information, and that the Inspector General will require at least another six months to conclude its review. If at the conclusion of the investigation the Inspector General concludes that misrepresentations were made, the Department of Justice could decide to bring a civil action to recover amounts it believes were improperly paid to us. If it were successful in asserting this action, we could then be required to pay damages and penalties for any funds received based on such misrepresentations (which, in turn, could require us to make indemnity payments to certain of our fund investors). Such consequences could have a material adverse effect on our business, liquidity, financial condition and prospects. Additionally, the period of time necessary to resolve the investigation is uncertain, and this matter could require significant management and financial resources that could otherwise be devoted to the operation of our business.

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

If the Internal Revenue Service or the U.S. Treasury Department further disagrees now or in the future, as a result of any pending or future audit, the outcome of the Department of Treasury Inspector General investigation, the change in guidelines or otherwise, with the fair market value of more of our solar energy systems that we have constructed or that we construct in the future, including any systems for which grants have already been paid, and determines we have claimed too high of a fair market value, it could have a material adverse effect on our business, financial condition and prospects. For example, a hypothetical five percent downward adjustment in the fair market value in the approximately $501.2 million of U.S. Department of Treasury grant applications that have been awarded from the beginning of the U.S. Treasury grant program through September 30, 2014 would obligate us to repay approximately $25.1 million to our fund investors.

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

In addition, the U.S. government has new trade investigations relating to certain components exported from China and Taiwan. In early June 2014, the U.S. government announced its affirmative preliminary determination in the countervailing duty case and in July 2014, the government announced affirmative preliminary determinations in the antidumping cases against both China and Taiwan. As a result, cash deposits are now required from importers of record based on the preliminary rates and pricing of affected solar photovoltaic panel components has increased. The new preliminary tariffs do not apply to modules with Chinese solar cells. Those modules are still covered by the existing tariffs from the first trade case. Final determinations in the new trade case are expected before the end of the year.

If additional tariffs are imposed or other negotiated outcomes occur, our ability to purchase these products on competitive terms or to access specialized technologies from those countries could be limited. Any of those events could harm our financial results by requiring us to pay trade penalties or to purchase solar panels or other system components from alternative, higher-priced sources.

On September 23, 2014, we acquired Silevo, Inc., a solar panel technology and manufacturing company. Though we believe that panels manufactured by our company are exempt from these tariffs, as proposed, we expect to continue to rely on solar panels produced by our other existing suppliers for the near future. In addition, it is possible that system components purchased from other foreign suppliers could be the subject of these or future trade cases.

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

Our future success depends on our ability to raise capital from third-party fund investors to help finance the deployment of our residential and commercial solar energy systems. In particular, our strategy is to seek to reduce the cost of capital through these arrangements to improve our margins or to offset future reductions in government incentives and to maintain the price competitiveness of our solar energy systems. If we are unable to establish new financing funds when needed, or upon desirable terms, to enable our customers’ access to our solar energy systems with little or no upfront cost, we may be unable to finance installation of our customers’ systems, or our cost of capital could increase, either of which would have a material adverse effect on our business, financial condition and results of operations. To date, we have raised capital sufficient to finance installation of our customers’ solar energy systems from a number of financial institutions and other large companies. The contract terms in certain of our financing fund documents condition our ability to draw on financing commitments from the fund investors, including if an event occurs that could reasonably be expected to have a material adverse effect on the fund or in one case on us. If we do not satisfy such condition due to events related to our business or a specific financing fund or developments in our industry (including related to the Department of Treasury Inspector General investigation) or otherwise, and as a result we are unable to draw on existing commitments, it could have a material adverse effect on our business, liquidity, financial condition and prospects. If any of the financial institutions or large companies that currently invest in our financing funds decide not to invest in future financing funds to finance our solar energy systems due to general market conditions, concerns about our business or prospects, the pendency of the Department of Treasury Inspector General investigation or any other reason, or materially change the terms under which they are willing to provide future financing, we will need to identify new financial institutions and companies to invest in our financing funds and negotiate new financing terms.

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

The terms of our agreement with the Research Foundation for the State University of New York pertaining to the construction of the Buffalo Riverbend Manufacturing Facility, among other things, require us to comply with a number of covenants during the term of the agreement. Any failure to comply with these covenants could obligate us to pay significant amounts to the Foundation and result in termination of the agreement.

In September 2014, our newly acquired subsidiary, Silevo, entered into an amended and restated research and development alliance agreement, referred to as the Riverbend Agreement, with the Research Foundation for the State University of New York, referred to as the Foundation, for the construction of an approximately 1,000,000 square foot manufacturing facility capable of producing 1-gigawatt of solar panels annually on an approximately 88.24 acre site located in Buffalo, New York, referred to as the Manufacturing Facility. In October 2014, we agreed to extend the time period in which the Foundation is to enter into reasonably acceptable construction contracts to December 15, 2014.

Under the terms of the Riverbend Agreement, the Foundation will construct the Manufacturing Facility and install certain utilities and other improvements, with participation by us as to the design and construction of the Manufacturing Facility, and acquire certain manufacturing equipment designated by us to be used in the Manufacturing Facility. The Foundation will cover construction costs related to the Manufacturing Facility and manufacturing equipment, in each case up to a maximum funding allocation from the State of New York, and we will be responsible for any construction and equipment costs in excess of such amounts. The Foundation will own the Manufacturing Facility and manufacturing equipment. Following completion of the Manufacturing Facility, we will lease the Manufacturing Facility from the Foundation for an initial period of 10 years for $1 per year plus utilities, and the Foundation will grant us the right to use the manufacturing equipment during the initial lease term at no charge. Currently, we estimate that we will incur capital expenses of up to $150 million in connection with the construction and commissioning of the Manufacturing Facility and the initial manufacturing equipment. We cannot assure you that these estimated capital expenses in connection with the construction and commissioning of the Manufacturing Facility and the initial manufacturing equipment will not exceed this estimated amount.

In addition to the other obligations under the Riverbend Agreement, we must (i) use our best commercially reasonable efforts to commission the manufacturing equipment within three months of Manufacturing Facility completion and reach full production output within three months thereafter, (ii) employ 1,460 high-tech jobs for the manufacturing operation at the Manufacturing Facility for five years after Manufacturing Facility completion, (iii) employ at least 2,000 other personnel in the State of New York to support downstream solar panel sales and installation for five years after Manufacturing Facility completion, (iv) work with the Foundation to attract 1,440 additional support contractor and supplier jobs in the State of New York following full production, (v) spend or incur approximately $5 billion in combined capital, operational expenses and other costs in the State of New York during the 10 year period following full production, (vi) make reasonable efforts to provide first consideration to New York-based suppliers, (vii) invest and spend in manufacturing operations at a level than ensures competitive product costs for at least five years from full production, and (viii) negotiate in good faith with the Foundation on an exclusive “first opportunity basis” for 120 days before entering into any agreement for additional solar panel manufacturing capacity that Silevo may wish to develop during the term of the agreement. If we are not able to hire the specified number of employees or identify and qualify local vendors and suppliers, we would face the risk of not only failing to meet the performance criteria under the Riverbend Agreement but also being capable of running the operations related to the Manufacturing Facility. If we fail in any year over the course of the ten year term to meet these specified investment and job creation obligations, as described above, we would be obligated to pay a “program payment” of $41.2 million to the Foundation in any such year. In addition, we are subject to other events of defaults, including breach of these program payments and certain insolvency events, that would lead to the acceleration of all of the then unpaid program payments by us to the Foundation. Our failure to meet our contractual obligations under the Riverbend Agreement may result in our obligation to pay significant amounts to the Foundation in scheduled program payments, other contractual damages and/or the termination of our lease of the Manufacturing Facility. Any inability on our part to raise the capital necessary to operate the Manufacturing Facility and meet the specified requirements of the Riverbend Agreement during the 10 year period following full production would also cause a material adverse effect upon our business operations and prospects.

Our expectations as to the cost of building the Manufacturing Facility, acquiring manufacturing equipment and supporting our manufacturing operations may prove incorrect, which could subject us to significant expenses to achieve the desired benefits under the Riverbend Agreement.

In addition to the funding provided by the Foundation from the State of New York, we currently estimate that we will need to spend up to $150 million in connection with the construction and commissioning of the Manufacturing Facility and the initial manufacturing equipment. In the event of any cost overruns in construction, commissioning, acquiring manufacturing equipment or operating the Manufacturing Facility, we may incur additional capital and operating expenses that would have a material adverse effect upon our business operations and prospects.

Our projections as to the time necessary to build the Manufacturing Facility and acquire the manufacturing equipment may prove incorrect and subject us to significant delay and additional expense.

We currently anticipate that the Manufacturing Facility will be completed and be ready to commence operations in the first quarter of 2016. However, there are a number of risks which may delay the completion of the Manufacturing Facility and commencement of operations, including:

•	failure or delay in obtaining necessary permits, licenses or other governmental support or approvals;

•	the time necessary for the construction of related utility and infrastructure improvements;

•	unforeseen engineering problems;

•	the inability to identify and hire qualified construction and other workers on a timely basis or at all;

•	construction delays and contractor performance shortfalls;

•	work stoppages or labor disruptions, including efforts by our employees to enter into collective bargaining agreements;

•	availability of raw materials and components from suppliers and any delivery delays in such materials or components;

•	delays resulting from environmental conditions, and any design changes or additions necessary to remediate prior environmental hazards at the site; and

•	adverse weather conditions, such as an extreme winter, and natural disasters.

Any delay in the completion of the Manufacturing Facility and commencement of our operations will result in us incurring additional expenses and could negatively affect our operating results, financial condition and prospects.

We may not be able to achieve anticipated production yields, efficiencies and quality, which would harm our production volume and increase our costs.

Successfully achieving volume manufacturing of solar cells at our projected yield, efficiency and quality levels will be difficult, and we have little experience in high-volume manufacturing. As we integrate the Silevo team, expand our manufacturing capacity and qualify additional suppliers to support projected production volume, we may initially experience lower yields than anticipated. Any deviations in our manufacturing processes may result in significant decreases in production yield, efficiency and quality, and may in some cases cause production to be suspended or yield no output. If we cannot achieve planned yields over time, our production costs could increase and we may be unable to produce a sufficient amount of our solar panels to meet our installation needs.

In addition, Silevo’s Triex technology is novel and involves proprietary and complex manufacturing techniques, which may result in undetected errors or defects in the solar cells produced. Any defects in our solar panels could cause us to incur significant warranty, non-warranty and re-engineering costs, divert the attention of our engineering personnel, result in indemnification liability to our fund investors and significantly affect our customer relations and business reputation.

If we are unable to achieve our cost projections or otherwise control the costs associated with operating our manufacturing business, our financial condition and operating results will suffer.

As a result of initial production levels that under-utilize the Manufacturing Facility as we ramp up production, we anticipate that our initial production costs (on a per watt basis) will be relatively high. As we work to achieve full utilization of the Manufacturing Facility, we anticipate that the volume of production will reduce our production costs (on a per watt basis). There is no guarantee that we will be able to achieve planned cost targets, and some of these costs will be beyond our control. For example, the costs of our raw materials and components, such as polysilicon, could increase due to shortages as global demand for these products increases. Any failure to achieve our per watt cost projections would cause our financial condition and operating results to suffer. In addition, if our competitors are able to reduce their manufacturing and installation costs faster than we are able to, the pricing of our solar energy systems may become less competitive and we could lose market share.

Competition in the solar industry is intense, and future success and innovation will require additional research and development expenses.

The Manufacturing Facility is designed to be a high-technology volume-manufacturing facility. In constructing the Manufacturing Facility, including local utility infrastructure upgrades, and procuring the manufacturing equipment, the State of New York is making a significant investment in the Buffalo-area economy. However, the solar panel manufacturing market is characterized by continually changing technology that requires improved features, such as increased efficiency, higher power output and enhanced aesthetics. In the time it takes us to achieve volume production of Silevo’s Triex technology, it is possible that additional innovation and solar technology advances could result in our technology and the Manufacturing Facility becoming less competitive or obsolete, which could harm our costs and adversely affect our business operations. This risk requires us to continuously focus on research and development, and will require significant on-going research and development expenses. If we cannot continually improve the efficiency and power output of our solar panels and reduce the cost of production, we could become less competitive in the market and our financial and operating results would be adversely affected.

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

We are taking and have taken numerous steps to remediate these material weaknesses and improve our internal control over financial reporting. In connection with this quarterly report on Form 10-Q, our management has performed an evaluation of our internal control over financial reporting as of September 30, 2014 pursuant to Section 404 of the Sarbanes-Oxley Act, and has concluded that our internal control over financial reporting and our disclosure controls and procedures were ineffective as of September 30, 2014. We began the process of developing, adopting and implementing new policies and procedures to address these material weaknesses beginning in the first quarter of 2014. Although we believe that our remediation efforts implemented to date and other additional changes to our internal controls will improve our internal control over financial reporting and other disclosure controls and procedures, additional time is required to further design, fully implement and test our remediation efforts to demonstrate that our remediation efforts result in the effective operation of our internal controls.

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

The majority of our cash flows to date have been from solar energy systems under lease and power purchase agreements that have been monetized under various financing fund structures. One of the components of this monetization is the present value of the payment streams from the customers who enter into these leases and power purchase agreements. If the rate of return required by the fund investor rises as a result of a rise in interest rates, it will reduce the present value of the customer payment stream and consequently reduce the total value that we are able to derive from monetizing the payment stream will each be reduced. Interest rates are at historically low levels, partially as a result of intervention by the U.S. Federal Reserve. The Federal Reserve has taken actions to begin to taper its intervention, and should these actions continue, it is likely that interest rates will rise, our costs of capital will increase and our ability to secure financing could be impeded. Rising interest rates could harm our business and financial condition.

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

On September 23, 2014, we acquired Silevo, Inc., a solar panel technology and manufacturing company. In 2013, we acquired Zep Solar, Common Assets, certain assets of Paramount Solar, and completed various other smaller acquisitions. In the future we may acquire additional companies, project pipelines, products, or technologies, including additional photovoltaics companies, or enter into joint ventures or other strategic initiatives. Our ability as an organization to integrate acquisitions is unproven. We may not realize the anticipated benefits of our acquisitions or any other future acquisition, or the acquisition may be viewed negatively by customers, financial markets or investors.

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

In connection with our acquisitions of Silevo, Zep Solar and Paramount Solar, we issued approximately 8.8 million shares of our common stock. In connection with our acquisition of Silevo, we may issue additional common stock with an aggregate value of up to $150 million, subject to adjustments, upon the timely achievement of all earnout related milestones. In addition, we typically offer additional equity compensation to continuing employees of these businesses. If we are unable to successfully integrate these businesses and technologies or are unable to otherwise achieve the anticipated benefits of these acquisitions, the related issuances of our securities may be highly dilutive to our existing stockholders.

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

We have incurred net losses in the past, and we had an accumulated deficit of $254.8 million as of September 30, 2014. We may incur net losses from operations as we increase our spending to finance the expansion of our operations, expand our installation, engineering, administrative, sales and marketing staffs, and implement internal systems and infrastructure to support our growth. We do not know whether our revenue will grow rapidly enough to absorb these costs, and our limited operating history makes it difficult to assess the extent of these expenses or their impact on our operating results. Our ability to achieve profitability depends on a number of factors, including:

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

In addition, production of solar panels involves the use of numerous raw materials and components, several of which have experienced periods of limited availability, particularly polysilicon, but also including indium, cadmium telluride, aluminum and copper. The manufacturing infrastructure for some of these raw materials and components has a long lead time, requires significant capital investment and relies on the continued availability of key commodity materials, potentially resulting in an inability to meet demand for these components. The prices for these raw materials and components fluctuate depending on global market conditions and demand, and we may experience rapid increases in costs or sustained periods of limited supplies.

In addition to purchasing from New York-based suppliers, we anticipate that we will need to purchase supplies globally in order to meet the anticipated production output of the Manufacturing Facility. Despite our efforts to obtain raw materials and components from multiple sources whenever possible, many of our suppliers may be single source suppliers of certain components. If we are not able to maintain long-term supply agreements or identify and qualify multiple sources for raw materials and components, our access to supplies at satisfactory prices, volumes and quality levels may be harmed. We may also experience delivery delays of raw materials and components from suppliers in various global locations. In addition, we may be unable to establish alternate supply relationships or obtain or engineer replacement components in the short term, or at all, at prices or costs that are favorable to us. Qualifying alternate suppliers or developing our own replacements for certain components may be time consuming, costly and may force us to make modifications to our product designs.

Any decline in the exchange rate of the U.S. dollar compared to the functional currency of our component suppliers could increase our component prices. In addition, the state of the financial markets could limit our suppliers’ ability to raise capital if required to expand their production to meet our needs or satisfy their operating capital requirements. Changes in economic and business conditions, wars, governmental changes and other factors beyond our control or which we do not presently anticipate, could also affect our suppliers’ solvency and ability to deliver components to us on a timely basis. Any of these shortages, delays or price changes could limit our growth, cause cancellations or adversely affect our profitability, and result in loss of market share and damage to our brand.

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

In addition to the other risks described in this “Risk Factors” section, the following factors could cause our operating results to fluctuate:

•	expiration or initiation of any rebates or incentives;

•	significant fluctuations in customer demand for our products and services;

•	our ability to complete installations in a timely manner due to market conditions resulting in inconsistently available financing;

•	our ability to continue to expand our operations, and the amount and timing of expenditures related to this expansion;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital-raising activities or commitments;

•	changes in our pricing policies or terms or those of our competitors, including utilities; and

•	actual or anticipated developments in our competitors’ businesses or the competitive landscape.

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

Problems with product quality or performance may cause us to incur warranty expenses and performance guarantee expenses, may lower the residual value of our solar energy systems and may damage our market reputation and adversely affect our financial performance and valuation.

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

Compliance with environmental regulations can be expensive, and noncompliance with these regulations may result in adverse publicity and potentially significant monetary damages and fines.

We are required to comply with all foreign, U.S. federal, state and local laws and regulations regarding pollution control and protection of the environment. In addition, under some statutes and regulations, a government agency, or other parties, may seek recovery and response costs from operators of property where releases of hazardous substances have occurred or are ongoing, even if the operator was not responsible for such release or otherwise at fault. While we and the State of New York have performed environmental diligence relating to the construction of the Manufacturing Facility, the site where the Manufacturing Facility is to be located is on the former site of Republic Steel and has been considered a “brownfield.”

The operation of Silevo’s manufacturing and research and development facilities, including in Hangzhou, China, Buffalo, New York and Fremont, California, involves the use of hazardous chemicals and materials which may subject us to liabilities for any releases or other failures to comply with applicable laws, regulations and policies. Any failure by us to maintain effective controls regarding use of hazardous materials and to obtain and maintain all necessary permits could subject us to potentially significant fines and damages, or interrupt our operations.

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

We believe that the success of our business depends in part on our proprietary technology, including our hardware, software, information, processes and know-how. We rely on many forms of intellectual property rights to secure our technology, including for example trade secrets and patents. We cannot be certain that we have adequately protected or will be able to adequately protect our technology, that our competitors will not be able to use our existing technology or develop similar technology independently, that any patents or other intellectual property rights held by us will be broad enough to protect our technology or that foreign intellectual property laws will adequately protect us. Moreover, our patents and other intellectual property rights may not provide us with a competitive advantage.

Despite our precautions, it may be possible for third parties to obtain and use our intellectual property without our consent. Reverse engineering, unauthorized use or other misappropriation of our proprietary technology could enable third parties to benefit from our technology without compensating us for doing so. In addition, our proprietary technology may not be adequately protected because:

•	our systems may be subject to intrusions, security breaches or targeted theft of our trade secrets;

•	people may not be deterred from misappropriating our technology despite the existence of laws or contracts prohibiting it;

•	unauthorized use of our intellectual property may be difficult to detect, and expensive and time consuming to remedy, and any remedies obtained may be inadequate to restore protection of our intellectual property;

•	the laws of other countries in which we manufacture our solar products, such as Silevo’s joint venture manufacturing company with partners in Hangzhou, China and other countries in the Asia/Pacific region, may offer little or no protection for our proprietary technology; and

•	reports we may be required to file in connection with any government-sponsored research contracts are or will be generally available to the public, and may disclose some of our sensitive confidential information.

Any such activities or any other inabilities to adequately protect our proprietary rights could harm our ability to compete, to generate revenue and to grow our business.

Claims of patent and other intellectual property infringement are complex and their outcomes uncertain, and the costs associated with such claims may be high and could harm our business.

Our success in operating our business, including operation of the Manufacturing Facility, depends largely on our ability to use and develop our proprietary technologies and manufacturing know-how without infringing or misappropriating the intellectual property rights of third parties, many of whom have robust patent portfolios, greater capital resources and decades of manufacturing experience. In addition, as we have gained greater visibility and market exposure as a public company, we face a higher risk of being the subject of intellectual property infringement claims. Any claim of infringement by a third party, even those without merit, could cause us to incur substantial legal costs defending against the claim and could distract our management and technical personnel from our business. In particular, the validity and scope of claims relating to photovoltaic technology patents involve complex scientific, legal and factual considerations and analysis and, therefore, may be highly uncertain. Furthermore, we could be subject to a judgment or voluntarily enter into a settlement, either of which could require us to pay substantial damages. A judgment or settlement could also include an injunction, a court order or other agreement that could prevent us from operating the Manufacturing Facility and producing our products. In addition, we might elect or be required to seek a license for the use of third party intellectual property, which may not be available on commercially reasonable terms or at all, or if available, the payments under such license may harm our operating results and financial condition. Alternatively, we may be required to develop non-infringing technology, redesign our products or alter our manufacturing techniques and processes, each of which could require significant research and development efforts and expenses and may ultimately not be successful. Any of these events could seriously harm our business, operating results and financial condition.

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

Our total consolidated indebtedness was $1,325.2 million as of September 30, 2014. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including our 2.75% Convertible Senior Notes due 2018 issued in November 2013 (the “2018 Notes”) and our 1.625% Convertible Senior Notes due 2019 issued in September and October 2014 (the “2019 Notes” and together with the 2018 Notes, the “Notes”), depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

We have entered into several secured credit agreements, including a working capital facility under which we may currently borrow up to $250.0 million (with $200.0 million currently committed from several lenders and an additional $50.0 million subject to further conditions) that matures in December 2016. As of September 30, 2014, we had the ability to draw up to an additional $662.9 million under our credit facilities. The working capital facility requires us to comply with certain financial, reporting and other requirements. The timing of our commercial projects has on occasion adversely affected our ability to satisfy certain financial covenants under these or prior facilities. While our lenders have given us waivers of certain covenants we have not satisfied in the past, there is no assurance that the lenders will waive or forbear from exercising their remedies with respect to any future defaults that might occur. For example, in May 2013, we executed amendments to two of our then outstanding secured credit facilities and obtained a waiver from our lenders under our third secured credit facility so that financial covenants regarding debt service coverage for the first quarter of 2013 would not apply to us because our trailing twelve-month non-GAAP EBITDA would have been insufficient to satisfy the covenants. In June 2013, we amended the debt service coverage ratio in our remaining two secured credit facilities to limit debt service to only cash interest charges. In September and October 2014, we amended our revolving credit facility to allow for the issuance of the 2019 Notes and Solar Bonds. While we believe that some of the financial and other covenants are generally more favorable to us following these changes, a breach of our covenants may still occur in the future.

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

Our manufacturing operations and our continued international expansion efforts may subject us to additional regulatory risks that may harm our operating results. For example, business practices in certain foreign countries, particularly those with developing economies, may be prohibited by laws and regulations applicable to us, such as the U.S. Foreign Corrupt Practices Act, or the FCPA. The FCPA generally prohibits companies and their intermediaries from making improper payments to non-U.S. government officials for the purpose of obtaining or retaining business. Other countries in which we operate have adopted similar anti-bribery and anti-corruption laws. Our operations have historically been conducted predominantly within the United States, and our international expansion has largely resulted from acquired businesses, including Silevo’s joint-venture operations in China with entities affiliated with the Chinese government. Any violation of anti-bribery and anti-corruption laws could subject us to criminal or civil penalties or other sanctions, which could have a material adverse effect on our business, financial condition, cash flows and reputation.

Our expanded operations also subject us to risks associated with currency fluctuations.

Our need to purchase supplies globally in order to meet the anticipated production output of the Manufacturing Facility, and our continued international expansion further subjects us to risks relating to currency fluctuations. Foreign currencies periodically experience rapid fluctuations in value against the U.S. dollar. A weakened U.S. dollar could increase the cost of procurement of raw materials from foreign jurisdictions and operating expenses in foreign locations, which could have a material adverse effect on our business and financial results.

Risks Related to the Ownership of Our Common Stock

Our stock price has been and may continue to be volatile, and the value of your investment could decline.

The trading price of our common stock has been volatile since our initial public offering. Since shares of our common stock were sold in our initial public offering in December 2012 at a price of $8.00 per share, the reported high and low sales prices of our common stock on the NASDAQ Global Select Market has ranged from $9.20 to $88.35 per share, through November 5, 2014. The market price of our common stock may fluctuate widely in response to many risk factors listed in this section and others beyond our control, including:

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

We incur significant costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our operating results.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements. These requirements include compliance with Section 404 and other provisions of the Sarbanes-Oxley Act, as well as rules implemented by the Securities and Exchange Commission, or SEC, and The NASDAQ Global Select Market. If these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our business, prospects, financial condition and operating results. In addition, complying with these rules and regulations has substantially increased our legal and financial compliance expenses, has made some activities more time-consuming and costly, and may in the future require us to reduce costs in other areas of our business or increase the prices of our solutions, which could negatively impact our business.

Our stock price could decline due to the large number of outstanding shares of our common stock eligible for future sale and issuance.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. Such sales may occur in connection with our acquisitions, such as our issuance of approximately 8.8 million shares in the aggregate for our acquisitions of Silevo, Zep Solar and certain assets of Paramount Solar. In addition, holders of a substantial amount of our common stock are entitled to rights with respect to registration of these shares under the Securities Act pursuant to an investors’ rights agreement. If these holders of our common stock, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our common stock. If we file a registration statement for the purposes of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired.

Insiders have substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control.

As of September 30, 2014, our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, owned approximately 41.3% of the outstanding shares of our common stock. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might affect the market price of our common stock.

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

Date: November 6, 2014

SOLARCITY CORPORATION

By:	/s/ LYNDON R. RIVE
Lyndon R. Rive
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.1a	Amendment No. 1 to Agreement and Plan of Merger, dated as of September 5, 2014, by and among SolarCity Corporation, Sunflower Acquisition Corporation, Sunflower Acquisition LLC, Silevo, Inc., Richard Lim, as Securityholder Representative, and U.S. Bank National Association, as Escrow Agent.

4.5	Indenture, dated as of September 30, 2014, between the Registrant and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Registrant filed on October 6, 2014)

4.6	Indenture, dated as of October 15, 2014, between the Registrant and U.S. Bank N.A. (incorporated by reference to Exhibit 4.1 to the Form S-3 ASR Registration Statement (File No.: 333-199321) of the Registrant filed on October 15, 2014)

4.7	First Supplemental Indenture, dated as of October 15, 2014, to Indenture, dated as of October 15, 2014, between the Registrant and U.S. Bank N.A. (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of the Registrant filed on October 15, 2014)

4.8	Second Supplemental Indenture, dated as of October 15, 2014, to Indenture, dated as of October 15, 2014, between the Registrant and U.S. Bank N.A. (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of the Registrant filed on October 15, 2014)

4.9	Third Supplemental Indenture, dated as of October 15, 2014, to Indenture, dated as of October 15, 2014, between the Registrant and U.S. Bank N.A. (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K of the Registrant filed on October 15, 2014)

4.10	Fourth Supplemental Indenture, dated as of October 15, 2014, to Indenture, dated as of October 15, 2014, between the Registrant and U.S. Bank N.A. (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K of the Registrant filed on October 15, 2014)

10.10h	Third Amendment to the Amended and Restated Credit Agreement, dated as of September 23, 2014, by and among SolarCity Corporation, a Delaware corporation, the Lenders party hereto and Bank of America, N.A., as administrative agent.

10.10i*	Fourth Amendment to the Amended and Restated Credit Agreement, dated as of October 10, 2014, by and among SolarCity Corporation, a Delaware corporation, the Lenders party hereto and Bank of America, N.A., as administrative agent.

10.14d*	Fourth Amendment to Loan Agreement among Hammerhead Solar, LLC (an indirect wholly owned subsidiary of the Registrant), Bank of America, N.A. and other banks and financial institutions party thereto, dated as of August 19, 2014.

10.16	Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of September 2, 2014, by and between The Research Foundation For The State University of New York, on behalf of the College of Nanoscale Science and Engineering of the State University of New York, and Silevo, Inc.

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Labels Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*	Confidential treatment requested as to certain portions of this exhibit, which portions have been omitted and submitted separately to the Securities and Exchange Commission.

†	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of SolarCity Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.