Form 10-K
period 2014-12-31
SOLARCITY CORP
filed 2015-02-24
CIK 1408356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of voting stock held by non-affiliates of the registrant based on the closing price of $70.60 for shares of the registrant’s common stock as reported by the NASDAQ Global Select Market, was approximately $3,422.0 million.

On January 31, 2015, 96,611,454 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information called for by Part III of this Form 10-K is hereby incorporated by reference from the definitive Proxy Statement for our annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2014.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The discussion in this annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies; anticipated future financial results; expected trends in certain financial and operating metrics; our belief that the aggregate megawatt, or MW, production capacity of our systems is an indicator of the growth rate and cost efficiency of our solar energy systems business; the calculation of estimated nominal contracted payments remaining, and certain other metrics based on forward-looking projections; projections on growth in the markets that we operate and our growth rates; pricing trends, including our ability to achieve economies of scale in both installation and capital costs; our ability to successfully integrate Silevo, Inc.’s business, operations and personnel and achieve manufacturing economies of scale and associated cost reductions; our goals of reaching 1 million customers by mid-2018 and reducing our cost per watt to $2.50 by 2017; our expectations regarding the Riverbend Agreement and the development and construction of the Riverbend facility, including expected capital and operating expenses and the performance of our manufacturing operations; our belief that adequate surplus capacity of non-tariff solar panels is available to suit our future needs and the costs of solar energy system components; projections relating to our use of and reliance on U.S. Treasury grants and federal, state and local incentives and tax attributes; our regulatory status as a non-utility; our ability to continue to meet the regulatory requirements of a public company; expansion and hiring plans; product development efforts and customer preferences; the fair market value of our solar energy systems, including amounts potentially payable to our fund investors as a result of decreased fair market value determinations by the U.S. Treasury Department; the life and durability of our solar systems and equipment, and anticipated contract renewals; the success of our sales and marketing efforts; the performance of our SolarStrong project; our plans to sell Zep Solar products; our expectations regarding the performance of the MyPower product offering; our internal control environment and our remediation efforts with respect to our material weaknesses; the payment of future dividends; and our belief as to the sufficiency of our existing cash and cash equivalents, funds available under our secured credit facilities and funds available under existing financing funds to meet our working capital and operating resource requirements for the next 12 months.

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

PART I

ITEM 1. BUSINESS

Overview

SolarCity’s founding vision is to accelerate mass adoption of sustainable energy. We believe solar power can and will become the world’s predominant source of energy, and that we can speed widespread adoption of solar power by offering products that save our customers money. We sell renewable energy to our customers at prices below utility rates, and are focused on reducing the cost of solar energy. Since our founding in 2006, we have provided or contracted to provide systems or services to more than 190,000 customers. Our long-term agreements with our customers generate recurring payments and create a portfolio of high-quality receivables that we leverage to further reduce the cost of making the switch to solar energy.

We currently install more solar energy systems than any other company in the United States with over 98,000 new installations in 2014. We are currently installing approximately one out of every three solar energy systems installed in the United States, according to GTM Research, and we are the largest employer in the United States solar industry. Despite our growth, the electricity produced by our solar installations represents less than 0.1% of total U.S. electricity generation. With over 40 million single-family homes in the 15 states we currently service, and many millions more across the rest of the country and other potential new markets, the addressable market is not only enormous, but growing.

Achieving our founding vision requires changing the way that electricity is produced and delivered in this country. As part of this mission, we have set operational goals of reaching 1 million customers by mid-2018 and reducing our cost per watt to $2.50 by 2017. Accomplishing these goals requires efficient growth in our business through continued product and financing innovations, and a strong dedication to customer service.

We believe the significant demand for our energy solutions results from the following value propositions:

●

We lower energy costs. We make it possible for our customers to switch to clean solar energy for less than they currently pay for electricity from utilities, with little to no up-front cost. Customers also are able to lock in their energy costs for the long term and insulate themselves from rising energy costs.

●

We build long-term customer relationships. We are focused on creating lifetime customer relationships. We offer solar energy on long-term customer agreements, typically with 20-year contract terms for SolarCity owned systems (with the potential to renew contracts at the end of the original term) and 30-year contract terms for customer-owned systems financed by SolarCity. These agreements reflect a position of trust in our customers’ homes and businesses and generate significant referrals to new customers. More than one out of six of our new residential sales have come from referrals from other customers.

●	We make it easy. We perform the entire process – designing, permitting, financing, installing, maintenance and monitoring – and enable our customer to make the simple switch to renewable energy.
●

We focus on quality. Our top priority is to provide value and quality service to our customers. We have assembled a highly skilled team of in-house professionals dedicated to the highest engineering standards, overall quality and customer service during the installation process and throughout the entire life of the solar energy system.

Our Customers

Our customers purchase electricity and energy-related products and services from us that lower their overall energy costs. Our customer base is comprised of the following key sectors:

●

Residential. The vast majority of our customers are individual homeowners who want to switch to cleaner, more affordable energy. Residential customers also include homeowners within communities developed by home builders we have partnered with and communities who have participated in our community solar program.

●

Commercial. Our commercial customers represent diverse business sectors, including technology, retail, manufacturing, agriculture and nonprofits, including Walmart, eBay, HP, Walgreens, Intel, Safeway and more than a thousand other businesses across the United States.

●

Government. We have installed solar energy systems for various federal, state and municipal government entities, including the U.S. Air Force, Army, Marines and Navy, the City of Lancaster, the City of San Jose, the City of Sacramento, the Department of Homeland Security and a number of schools and universities.

We generally group our commercial and governmental customers together for our internal customer management purposes.

We primarily serve customers in 15 states and the District of Columbia, and operate in other locations as strategic opportunities and commercial projects arise. More than 75% of our current customers are in the top five states we serve – California, Arizona, Colorado, Hawaii and New York. We intend to expand our footprint domestically and internationally where distributed solar energy generation is a viable economic alternative to utility generation.

Our Approach

Through our uniquely vertically-integrated strategy, we enable our customers to lower their energy costs in a simple and efficient process. We have disrupted the industry status quo by providing renewable energy directly to customers for less than they are currently paying for utility-generated energy. Unlike utilities, we sell energy with a predictable cost structure that does not rely on limited fossil fuels and is insulated from rising retail electricity prices. We also provide assurances to our customers as to the amount of electricity produced by our solar energy systems. Our strategy is to create a best-in-class vertically-integrated operation focused exclusively on leveraging differentiated technology and unmatchable scale to lead the way in driving down the cost of solar to an affordable level for more and more people across the country, and eventually, the world. By putting cleaner and more affordable energy in the hands of the consumer, we are building a broad portfolio of customers with relationships we aim to retain for life and ultimately a network of distributed solar energy systems that could transform the way energy is delivered globally.

The key elements of our integrated customer-focused approach are illustrated below:

SolarCity’s Integrated Approach

●

Sales. We market and sell our products and services through a national sales organization that includes a direct outside sales force, call centers, a door-to-door sales team, a channel partner network and a robust customer referral program. We have structured our sales organization to efficiently engage prospective customers from initial interest to customized proposals to signed contracts. We intend to continue growing our sales teams and adopt new approaches to educating consumers about the benefits of our solar products in order to lower customer acquisition costs and further expand the market opportunity.

●

Financing. Financing makes it possible to install our solar energy systems for little or no upfront cost. Through a streamlined process, we provide multiple pricing options to our customers to help make renewable, distributed energy accessible and affordable, either on a fixed monthly fee basis or a fee based on the amount of energy produced. Our continued focus on innovative solar financing helps reduce our cost of capital and offers a range of payment alternatives to our customers. For example, in the fourth quarter of 2014, we began offering loans to finance customer ownership of systems with our MyPower product offering.

●

Engineering. Our in-house engineering team designed a customized solar energy system for each of our customers. We have developed software that simplifies and expedites the design process and optimizes the design to maximize the energy production of each system. Our engineers complete a structural analysis of each building and produce a full set of structural design and electrical blueprints that contain the specifications for all system components.

●

Manufacturing: We have also recently vertically integrated into manufacturing with the acquisitions of Zep Solar in 2013 and Silevo in 2014. Zep designs and manufactures proprietary, patented mounting hardware that uniquely reduces installation time and costs by eliminating racking. With Silevo, we intend to produce high efficiency solar cells and modules at scale.

●

Installation. Once we complete the design of our solar energy systems, we obtain all necessary building permits. Our customer care representatives coordinate the SolarCity team and continually update our customers every step through the project. We are a licensed contractor or use licensed subcontractors in every community we service, and we are responsible for every customer installation. For substantially all of our residential projects, we are the general contractor, construction manager and installer. For our commercial projects, we are in most cases the general contractor and construction manager. Once we complete installation of a system, we schedule inspections with the local building department and arrange for interconnection to the power grid with the utility. By handling these logistics, we make the installation process simple for our customers.

●

Monitoring and Maintenance. Our proprietary monitoring software provides our customers with a real-time view of their energy generation and consumption. Our monitoring systems collect, monitor and display critical performance data from our solar energy systems, including production levels, local weather, electricity usage and environmental impacts. These monitoring systems allow us to confirm the continuing proper operation of our solar energy systems, identify maintenance issues and provide our customers with a better understanding of their energy usage, allowing them the opportunity to modify their usage accordingly. Our proprietary MySolarCity application offers an easy-to-read graphical display available on smartphones and any device with a Web browser, along with our proprietary EnergyExplorer that provides homeowners a self-guided tour of their energy usage, and MySystem which allows them to track their installation throughout the process.

●

Energy Storage. We also offer energy storage services through our collaboration with Tesla Motors. Launched in December 2013, DemandLogic is our smart energy storage system for commercial customers that allow businesses to reduce energy costs by using stored electricity generated by our solar energy systems to reduce peak demand from utilities. While we also offer some residential energy storage services on a limited basis, we plan to broaden this offering to more of our customers in the years ahead.

Competitive Strengths

We believe the following strengths enable us to deliver our solar energy solutions to a diversified customer base that includes residential home owners, large and small businesses, and government entities:

●

Lower cost energy. We sell energy to our customers at prices below utility rates. Our solar energy systems rely solely on the energy produced by the sun, allowing our customers to generate their own energy and reduce the amount they purchase from utilities. We help put solar energy generation within the reach of our customers by providing a variety of pricing options that minimize or eliminate upfront costs. Our customers typically achieve a lower overall electricity bill immediately upon installation. As retail utility rates rise, our customers’ savings can increase.

●

Easy to switch. We have developed an integrated approach that allows our customers to access distributed renewable energy generation simply and efficiently. By providing the sales, financing, engineering, installation, monitoring and maintenance ourselves, we are able to control and oversee the entire process while providing a superior experience to our customers.

●

Long-term customer relationships. Our business model is centered on developing long-term relationships with our customers. Under our standard customer lease and power purchase agreements, our solar energy customers typically purchase energy from us for 20 years, and because our solar energy systems have an estimated life of 30 years, we intend to offer our customers renewal contracts at the end of the original contract term. Under our new MyPower product, we sell solar energy systems to our customers financed by a loan of up to 30 years. Under all our agreements, we maintain an ongoing relationship with our solar energy customers through our receipt of payments and our real-time monitoring systems.

●

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

●

Innovative technology. We continually innovate and develop new technologies to facilitate our growth and to enhance the delivery of our products and services. For example, we have developed proprietary software to reduce system design and installation, and we have acquired leading solar technology companies such as Zep Solar and Silevo.

●

Brand recognition. Our lifetime approach to customer relationships, our ability to provide high-quality services, and our dedication to best-in-class engineering efforts have helped us establish a recognized and trusted national brand. As one of the first companies to enter the solar leasing business and with the largest number of installations in the country by a wide margin, we have built a formidable track record of excellent workmanship and high customer satisfaction that is difficult for smaller, newer competitors to match. In 2014, approximately 18% of our new residential sales contracts originated from customer referrals. We believe our well-known brand and strong reputation are meaningful factors for customers as they consider their energy alternatives.

●

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

Our Financial Strategy and Product Offerings

SolarCity is a market leader in offering innovative financing alternatives for our customers. In 2008, we launched the SolarLease, offering customers a fixed monthly fee at rates that typically translated into lower monthly utility bills with an electricity production guarantee from a SolarCity-owned system. This was followed in 2009 by the launch of the SolarPPA, a power purchase agreement charging customers a fee per kilowatt hour, or kWh, based on the amount of electricity produced by our solar energy systems at rates typically lower than their local utility rate. These money-saving product offerings have fueled our growth to date. In the fourth quarter of 2014, we launched our MyPower product, which offers the benefits of customer-owned systems financed by SolarCity. MyPower allows customers to take direct advantage of federal tax credits to reduce their electricity prices, with monthly payments applied to the balance of the customer’s outstanding loan.

Our long-term customer agreements create high-quality recurring payments, investment tax credits, accelerated tax depreciation and other incentives. We perceive our recurring customer payments as high-quality assets because electricity is a necessity, and our customers typically include individuals with high credit scores, commercial businesses and government agencies. In addition, we have experienced extremely low historic default rates on payments from our customers, with net loss rates in 2014 of approximately 0.6%. Our financial strategy is to monetize these assets at the lowest cost of capital. Aggregate remaining contractual cash payments our customers are obligated to pay over the term of our long-term customer agreements have grown at a compounded annual rate of 106% since 2010, creating a significant asset base for our financing strategy to deploy. We share the economic benefit of this lower cost of capital with our customers by lowering the price they pay for energy.

Historically, we have monetized the assets created by our customer agreements through financing funds we have formed with fund investors. In general, we contribute and sell assets to the financing funds in exchange for upfront cash and a residual interest. The allocation of the economic benefits, as well as the timing of receipt of such economic benefits, among us and the fund investors varies depending on the structure of the financing fund. We use a portion of the cash received from the financing fund to cover our variable and fixed costs associated with installing the related solar energy systems. We invest the excess cash in the growth of our business. At the end of 2014, we had 40 financing funds with 18 different investors, comprised mostly of large financial institutions and large blue chip corporations.

In 2013, we completed what we believe to be the first securitization of distributed solar energy assets, and followed that offering with two additional securitization offerings in 2014. In the fourth quarter of 2014, we also launched our Solar Bonds program, offering investors the opportunity to purchase SolarCity debt securities directly from us through a web-based platform. In the future, in addition to or in lieu of monetizing our solar energy assets through financing funds, we may use debt, equity, securitization and other financing strategies to fund our operations.

We are organized and operate in a single segment. See Note 2 to our consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

Our Innovative Products, Services and Technology

We use a portfolio of complementary products, services and technology innovations to reduce the cost and burdens of switching to solar energy, manage our growth and save our customers money.

●

Solar Energy Systems. The major components of our solar energy systems include solar panels that convert sunlight into electrical current, inverters that convert the electrical output from the panels to a usable current compatible with the electric grid, racking that attaches the solar panels to the roof or ground and electrical hardware that connects the solar energy system to the electric grid and our monitoring device. We purchase system components from vendors, maintaining multiple sources for each major component to ensure competitive pricing and an adequate supply of materials. In 2014, we further integrated our business by acquiring Silevo and its proprietary Triex technology, allowing production of solar panels with a combination of high energy output and low cost. We also entered into a long-term partnership with the Research Foundation for the State University of New York to construct a manufacturing facility capable of producing 1 gigawatt of Silevo Triex solar panels annually. We currently anticipate that the manufacturing facility will be completed and ready to commence operations in the first quarter of 2016.

●	Customer Agreements
o

SolarLease and SolarPPA Customer Agreements. Our innovative SolarLease and SolarPPA customer agreements have fueled our growth by allowing our customers to pay little or no upfront costs to switch to distributed, solar energy. Customers can also increase their lifetime energy savings by pre-paying a portion of their future payments. Over the terms of both agreements, we own and operate the system and guarantee its performance. Our current standard SolarLeases and SolarPPAs have 20-year terms, and we typically offer the opportunity to renew our agreements for up to an additional 10 years. Prior to 2010, our standard lease term was 15 years. In a limited number of utility districts, we continue to offer lease terms of less than 20 years to offer the maximum savings under applicable incentive programs. In addition, a limited number of our commercial customers have entered into power purchase agreements with terms of between 10 and 20 years.

o

MyPower Loan Agreement. Our first-of-its-kind MyPower product combines the benefits of our SolarPPA with financing directly through SolarCity. Under the MyPower loan agreement, we operate and maintain the system through the 30-year term of the agreement. The MyPower product allows us to broaden our customer base to customers preferring system ownership and expand our markets to jurisdictions less favorable to third-party owned systems.

●

Grid Control / Energy Storage Systems. We are also developing proprietary battery management systems built on our solar energy monitoring communications backbone. These battery management systems are designed to enable remote, fully bidirectional control of distributed energy storage that can potentially provide significant benefits to our customers, utilities and grid operators. The benefits to our customers of energy storage coupled with a solar energy system may include back-up power, time-of-use energy arbitrage, rate arbitrage, peak demand shaving and demand response. The benefits to utilities and grid operators may include more stable grid management and improved up-time. We believe that advances in battery storage technology, steep reductions in pricing and burgeoning policy changes that support energy storage hold significant promise for enabling deployments of grid-connected energy storage systems.

●

Zep Solar Mounting Systems. We acquired Zep Solar in 2013, and operate it as a wholly-owned subsidiary. Zep Solar supplies us with complementary mounting and grounding hardware. Zep Solar’s engineering team is dedicated to state-of-the-art innovations to reduce the cost of installing solar energy systems and increase their productivity. In 2014, Zep Solar launched ZS Peak, a flat roof solar mounting solution reducing installation time and increasing the electricity generation and panel capacity with a dense, east-west layout.

●	Proprietary Software
o

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

o

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

o

Energy Designer. Energy Designer is a proprietary software application used by our field engineering auditors to rapidly collect all pertinent site-specific design details on a tablet computer. This information then syncs with our design automation software, reducing design time and accelerating the permitting process.

o

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

●

Direct Outside Sales Force. Our outside sales force typically resides and works within the markets we serve. Our outside sales force allows us to sell to those customers who prefer a face-to-face interaction.

●

Call Centers. Our call centers allow us to sell our energy products and services to customers without visiting their homes or businesses. Because every home or site is unique, we begin by talking with each prospective customer about their energy needs and savings goals. Then, using online satellite technology, our salesperson evaluates the suitability of the site for our products and services. If a solar energy system is an appropriate solution, our salesperson collects preliminary utility usage data and site information, and ultimately, provides a preliminary estimate of costs. If the customer desires to work with us, contracts can then be executed with e-signatures.

●

Door-to-Door Sales Force. Our door-to-door sales force consists of trained salespersons that identify and educate potential customers about our product and service offerings. As solar energy remains a new commodity for many homeowners, our trained sales force can help reach families that may not have considered solar energy.

●	Channel Partner Network
●

The Home Depot. Our products and services are available through The Home Depot stores located in most states where we have significant operations. We are the exclusive solar provider in the stores we serve. We primarily sell through a team of field energy specialists that speak to and qualify prospective customers in stores. In addition we sell through point-of-purchase displays in the stores, and through other direct marketing strategies including in-store flyers, seminars, promotions, retail signage and displays, and a co-branded website.

●

Best Buy. In the first quarter of 2014, we announced a partnership with Best Buy to offer our products and services through approximately 60 Best Buy stores in California, Arizona, Hawaii, New York and Oregon. Our relationship continues to grow, finishing the year in 171 stores where SolarCity representatives are available to evaluate the feasibility of installing a residential solar energy system.

●

Homebuilder Partners. Our products and services are available through a number of regional and national new home builders, including Shea Homes, Pulte, Taylor Morrison and Del Webb. These partners market solar energy systems through a variety of strategies, including advertising within their model homes, signage within their communities, realtor emails, newspaper inserts, online banners and co-branded flyers. Certain of these partners pre-pay for the electricity that will be produced by the solar energy system installed on the new home they sell, using the benefit of pre-paid solar energy as a selling point.

●	Other Channel Partners. Our products and services are also available through partnerships with Tesla Motors, Viridian Energy, Direct Energy, Honda, Acura and BMW.
●

Solar Ambassador Program. In 2014, we launched our Solar Ambassador program. The program is a network marketing program in which interested ambassadors are engaged as independent contractors to promote the benefits of solar energy and become eligible to receive cash rewards through customer referrals that result in the successful installation of solar energy systems.

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

Operations and Suppliers

We purchase major components such as solar panels and inverters directly from multiple manufacturers. We screen these suppliers and components based on expected cost, reliability, warranty coverage, ease of installation and other ancillary costs. As of December 31, 2014, our primary solar panel suppliers were Canadian Solar Inc., Trina Solar Limited, Yingli Green Energy Americas Inc., AUO Green Energy America Corp. and Suniva, Inc., among others, and our primary inverter suppliers were Power One Renewable Energy Solution, SolarEdge Technologies, Inc., Fronius USA, LLC, Advanced Energy Renewables Inc. and Solectria Renewables, LLC, among others. We typically enter into master contractual arrangements with our major suppliers that define the general terms and conditions of our purchases, including warranties, product specifications, indemnities, delivery and other customary terms. We typically purchase solar panels and inverters on an as-needed basis from our suppliers at then-prevailing prices pursuant to purchase orders issued under our master contractual arrangements. While we generally do not enter into arrangements containing long-term pricing or volume commitments, we have entered into several long-term purchase commitments to procure solar panels, system components and other commodities, and we may increasingly do so in the future.

Our racking and mounting systems are manufactured by our Zep Solar subsidiary, as well as other contract manufacturers in the United States using our design.

We maintain over 60 centralized operations and maintenance facilities and a fleet of nearly 2,500 trucks and other vehicles to support our rapidly growing business. In California, we have operations and maintenance facilities within 30 miles of more than 95% of the state’s population. This operational scale is fundamental to our business, as our field teams currently complete over 6,000 residential solar energy system installations each month, while our project management teams simultaneously manage thousands of projects as they move through the stages of engineering, permitting, installation and monitoring.

We offer a range of warranties and performance guarantees for our solar energy systems. We generally provide warranties of between 10 to 30 years on the generating and non-generating parts of the solar energy systems we sell, together with a pass-through of the inverter and module manufacturers’ warranties that generally range from 5 to 30 years. Where we sell the electricity generated by a solar energy system, we compensate customers if their system produces less energy over a specified performance period than our guarantee. We also provide ongoing service and repair during the entire term of the customer relationship. Costs associated with such ongoing service and repair have not been material to date, but are expected to increase as our customer base expands, inverters require replacement and the systems age.

Competition

We believe our primary competitors are the traditional local utilities that supply energy to our potential customers. We compete with these traditional utilities primarily based on price, predictability of price and the ease by which customers can switch to electricity generated by our solar energy systems rather than fossil based alternatives. We believe that our favorable pricing and focus on lifetime customer relationships allows us to compete favorably with traditional utilities in the regions we service.

We also compete with companies that provide products and services in distinct segments of the downstream solar energy and energy-related products value chain. Many companies only install solar energy systems, while others only provide financing for these installations. In the residential solar energy system installation market, our primary competitors include Vivint Solar Inc., Sungevity, Inc., Solar Universe Inc., Verengo, Inc., NRG Home Solar, Sunrun Inc. and many smaller local solar companies. In the commercial solar energy system installation market, our competitors include Borrego Solar Systems, Inc., Gehrlicher Solar America Corp., SunEdison LLC, Power Partners MasTec LLC, Nexamp, Inc. and numerous other companies.

We believe that our favorable pricing, focus on lifetime customer relationships, and integrated customer-facing approach to delivering solar energy allows us to compete favorably with these companies. While we offer in-house sales, financing, engineering, installation, monitoring, and operations and maintenance, many of our competitors offer only a subset of the products and services we provide.

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

As of December 31, 2014, SolarCity and its wholly-owned subsidiaries had 22 patents issued and 108 pending applications with the U.S. Patent and Trademark Office, and its subsidiaries also had 11 patents issued and 62 pending applications with foreign patent and trademark offices. These patents and applications relate to various SolarCity technologies, such as solar cells, installation and mounting hardware, financial products, monitoring solutions and related software. Our issued patents start expiring in 2025. SolarCity intends to continue to file additional patent applications. “SolarCity,” “SolarCity and Sun logo,” “SolarGuard,” “SolarLease,” “PowerGuide,” “SolarStrong,” “SunRaising,” “PowerSavings Plan,” “Rooftop Rewards,” “Solar Made Simple,” “Energy Explorer,” “Zep Solar,” “Zep Compatible,” “Zepulator,” “Zep Groove,” “Silevo,” and “Triex” are among SolarCity’s registered trademarks in the United States and, in some cases, in certain other countries. SolarCity’s other unregistered trademarks and service marks in the United States include: “Better Energy,” “SolarBid,” “SolarWorks” and “DemandLogic.”

All of our employees and independent contractors are required to sign agreements acknowledging that all inventions, trade secrets, works of authorship, developments and other processes generated by them on our behalf are our property and assigning to us any ownership that they may claim in those works.

Securing Our Solar Energy Systems

Unless a customer fully prepays its obligations under our customer agreement, we file a uniform commercial code financing statement, or UCC-1, on the systems in the real property records where each system is located prior to or when the system is installed. We file the UCC-1 to provide notice of our interests in the solar energy system to anyone who might perform a title search on the address where the system is located. Typically, in the event of foreclosure, we negotiate with the prospective buyer to assume the existing customer agreement. We believe the prospective buyer is generally motivated to assume the existing agreement by the opportunity to purchase energy from us at a lower price than that available from the electric utility. The number of solar energy systems identified for recovery has been immaterial to date.

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

To operate our systems, we obtain interconnection agreements from the applicable local primary electricity utility. Depending on the size of the solar energy system and local law requirements, interconnection agreements are between the local utility and either us or our customer. In almost all cases, interconnection agreements are standard form agreements that have been pre-approved by the local public utility commission or other regulatory body with jurisdiction over interconnection agreements. As such, no additional regulatory approvals are required once interconnection agreements are signed. We maintain a utility administration function, with primary responsibility for engaging with utilities and ensuring our compliance with interconnection rules.

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

Government Incentives

U.S. federal, state and local governments have established various policies, incentives and financial mechanisms to reduce the cost of solar energy and to accelerate the adoption of solar energy. These incentives include tax credits, cash grants, tax abatements and rebates. These incentives help catalyze private sector investments in solar energy, energy efficiency and energy storage measures, including the installation and operation of residential and commercial solar energy systems.

The federal government currently provides an uncapped investment tax credit, or Federal ITC, under two sections of the Internal Revenue Code: Section 48 and Section 25D.

Section 48(a)(3) of the tax code allows a taxpayer to claim a credit of 30% of qualified expenditures for a commercial solar energy system that is placed in service on or before December 31, 2016. This credit is scheduled to decline to 10% effective January 1, 2017. Historically, we have utilized the Section 48 commercial credit when available for both our residential and commercial projects, based on ownership of the solar energy system. Solar energy systems that began construction prior to the end of 2011 are eligible to receive a 30% federal cash grant paid by the U.S. Treasury Department under Section 1603 of the American Recovery and Reinvestment Act of 2009, or the U.S. Treasury grant, in lieu of the Section 48 federal ITC. Historically, we have relied on U.S. Treasury grants to lower our cost of capital and to incent fund investors to invest in our funds, and they have enabled us to lower the price we charge customers for our solar energy systems. The federal government also provides accelerated depreciation for eligible commercial solar energy systems.

Section 25D of the tax code allows a taxpayer to claim a credit of 30% for a residential solar energy system that is owned by the homeowner. This credit is scheduled to expire effective January 1, 2017. MyPower customers currently can claim the Section 25D investment tax credit. Customers who purchase their solar energy systems for cash are also eligible to claim the credit.

Approximately half of U.S. states offer a personal and/or corporate investment or production tax credit for solar, which are additive to the Federal ITC. Further, more than half of U.S. states, and many local jurisdictions, have established property tax incentives for renewable energy systems, which include exemptions, exclusions, abatements and credits.

Many state governments, investor-owned utilities, municipal utilities and co-operative utilities offer rebates or other cash incentives for the installation and operation of a solar energy system or energy-related products. Capital costs or “up-front” rebates provide payments to solar customers based on the cost, size or expected production of a customer’s solar energy system. Performance-based incentives provide cash payments to a system owner based on the energy generated by their solar energy system during a pre-determined period, and they are paid over that time period. Some states and utilities also have established feed-in tariff programs that are a type of performance-based incentive where the system owner-producer is paid a set rate for the electricity their system generates and exports to the grid over a set period of time.

Forty-four states, Washington, D.C. and Puerto Rico have a regulatory policy known as net energy metering, or net metering. Net metering typically allows SolarCity’s customers to interconnect their on-site solar energy systems to the utility grid and offset their utility electricity purchases by receiving a bill credit at the utility’s retail rate for energy generated by their solar energy system that is exported to the grid in excess of electric load used by customers. Each of the states where we currently serve customers has adopted a net metering policy except for Texas, where certain individual utilities have adopted net metering or a policy similar to net metering. Typically, at the end of the billing period, the customer simply pays for the net energy used or receives a credit at the retail rate if more energy is produced than consumed.

Some states have established limits on net metering. For example, California investor-owned utilities are currently required to provide net metering to their customers until the total generating capacity of net metered systems exceeds 5% of the utilities’ “aggregate customer peak demand.” However, California recently enacted legislation that establishes a process and timeline for development of a new program with no participation cap that will apply after the current 5% cap is reached. Other states, such as New York and Massachusetts, increased their respective limits on net metering in 2014.

Sales of electricity and non-sale equipment leases by third parties face regulatory challenges in some states and jurisdictions, and our leases and power purchase agreements are third-party ownership arrangements. Other challenges pertain to whether third-party owned systems qualify for the same levels of rebates or other non-tax incentives available for customer-owned solar energy systems, and whether third-party owned systems are eligible for these incentives.

Many states also have adopted procurement requirements for renewable energy production. Twenty-nine states and Washington, D.C. have adopted an enforceable renewable portfolio standard, or RPS, or other mandated renewable capacity policy that requires covered entities to procure a specified percentage of total electricity delivered to customers in the state from eligible renewable energy sources, such as solar energy systems, by a specified date. In addition, seven other states have set voluntary goals for renewable generation. Roughly one-third of states with RPS policies require a minimum portion of the RPS be met by solar, or customer-generated solar, with substantial penalties for non-compliance. To prove compliance with such mandates, utilities typically must surrender renewable energy certificates, or RECs, to system owners, who often are able to sell RECs to utilities directly or in REC markets.

Employees

As of December 31, 2014, we had 9,051 total employees, of which 9,012 were full-time employees. Approximately 4,700 worked in operations, installations and manufacturing, 3,400 in various sales and marketing related departments and 800 in general and administrative, and research and development. Our employees are not currently represented by any labor union or subject to any collective bargaining agreement. We have not experienced any work stoppages, and we consider our relationship with our employees to be good.

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

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below, together with the other information contained in this annual report on Form 10-K, including our consolidated financial statements and related notes, before investing in our common stock. The risks described below are not the only risks facing our company. Any of the following risks and additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition, results or operations. In such case, you may lose all or part of your original investment.

Risks Related to our Operations

Existing electric utility industry regulations, and changes to regulations, may present technical, regulatory and economic barriers to the purchase and use of solar energy systems that may significantly reduce demand for our solar energy systems.

Federal, state and local government regulations and policies concerning the electric utility industry, utility rate structures, interconnection procedures, and internal policies and regulations promulgated by electric utilities, heavily influence the market for electricity generation products and services. These regulations and policies often relate to electricity pricing and the interconnection of customer-owned electricity generation. In the United States, governments and utilities continuously modify these regulations and policies. These regulations and policies could deter potential customers from purchasing renewable energy, including solar energy systems. This could result in a significant reduction in the potential demand for our solar energy systems. For example, utilities commonly charge fees to large industrial customers for disconnecting from the electric grid or for having the capacity to use power from the electric grid for back-up purposes. These fees could increase our customers’ cost to use our systems and make our product offerings less desirable, thereby harming our business, prospects, financial condition and results of operations. In addition, depending on the region, electricity generated by solar energy systems competes most effectively with higher priced peak-hour electricity from the electric grid, rather than the lower average price of electricity. Modifications to the utilities’ peak hour pricing policies or rate design, such as to a flat rate, would require us to lower the price of our solar energy systems to compete with the price of electricity from the electric grid.

In addition, any changes to government or internal utility regulations and policies that favor electric utilities could reduce our competitiveness and cause a significant reduction in demand for our products and services. For example, certain jurisdictions have proposed assessing fees on customers purchasing energy from solar energy systems or imposing a new charge that would disproportionately impact solar energy system customers who utilize net metering. In the event that any such fees or charges are imposed, our ability to compete with the price of electricity generated by local utilities may be limited, and such unaccounted for increases in the fees or charges applicable to existing customer agreements may increase the cost of energy to those customers and result in an increased rate of defaults under our customer agreements. Any of these results could reduce demand for our solar energy systems, harm our business, prospects, financial condition and results of operations.

We rely on net metering and related policies to offer competitive pricing to our customers in some of our key markets.

Forty-four states, Washington, D.C. and Puerto Rico have a regulatory policy known as net energy metering, or net metering. Each of the states where we currently serve customers has adopted a net metering policy except for Texas, where certain individual utilities have adopted net metering or a policy similar to net metering. Net metering typically allows our customers to interconnect their on-site solar energy systems to the utility grid and offset their utility electricity purchases by receiving a bill credit at the utility’s retail rate for energy generated by their solar energy system that is exported to the grid in excess of the electric load used by the customers. At the end of the billing period, the customer simply pays for the net energy used or receives a credit at the retail rate if more energy is produced than consumed. Utilities operating in states without a net metering policy may receive solar electricity that is exported to the grid when there is no simultaneous energy demand by the customer without providing retail compensation to the customer for this generation.

Our ability to sell solar energy systems and the electricity they generate may be adversely impacted by the failure to expand existing limits on the amount of net metering in states that have implemented it, the failure to adopt a net metering policy where it currently is not in place, the imposition of new charges that only or disproportionately impact customers that utilize net metering, or reductions in the amount or value of credit that customers receive through net metering. Our ability to sell solar energy systems and the electricity they generate also may be adversely impacted by the unavailability of expedited or simplified interconnection for grid-tied solar energy systems or any limitation on the number of customer interconnections or amount of solar energy that utilities are required to allow in their service territory or some part of the grid. For example, utilities in some states, such as Hawaiian Electric Company, have proposed imposing additional monthly charges on customers who interconnect solar energy systems installed on their homes. If such charges are imposed, the cost savings associated with switching to solar energy may be significantly reduced and our ability to attract future customers and compete with traditional utility providers could be impacted.

Limits on net metering, interconnection of solar energy systems and other operational policies in key markets could limit the number of solar energy systems installed in those markets. For example, California utilities limit net metering credit to 5% of the utilities’ aggregate customer peak demand. California has adopted legislation to establish a process and timeline for developing a new net metering program with no cap on participation. If the caps on net metering in California and other jurisdictions are reached or if the amount or value of credit that customers receive for net metering is significantly reduced, future customers will be unable to recognize the current cost savings associated with net metering. We rely substantially on net metering when we establish competitive pricing for our prospective customers and the absence of net metering for new customers would greatly limit demand for our solar energy systems.

Regulatory limitations associated with technical considerations may significantly limit our ability to sell electricity from our solar energy systems in certain markets.

Regulatory limits associated with technical considerations may curb our growth in certain key markets. For example, the Federal Energy Regulatory Commission has promulgated small generator interconnection procedures that recommend limiting customer-sited intermittent generation resources, such as our solar energy systems, to a certain percentage of peak load on a given electrical feeder circuit. Similar limits have been adopted by various states and could constrain our ability to market to customers in certain geographic areas where the concentration of solar installations exceeds the limit. For example, Hawaiian electric utilities have adopted certain policies that limit distributed electricity generation in certain geographic areas. While these limits have constrained our growth in certain parts of Hawaii, policy developments in Hawaii generally have allowed distributed electricity generation penetration despite the electric utility-imposed limitations. Furthermore, in certain areas, we benefit from policies that allow for expedited or simplified procedures related to connecting solar energy systems to the power grid. If such procedures are changed or cease to be available, our ability to sell the electricity generated by solar energy systems we install may be adversely impacted. As adoption of solar distributed generation increases, along with the operation of large scale solar generation in key markets such as California, the amount of solar energy being fed into the power grid will surpass the amount planned for relative to the amount of aggregate demand. Some utilities claim that within several years, solar generation resources may reach a level capable of causing an over-generation situation that could require some solar generation resources to be curtailed to maintain operation of the grid. The adverse effects of such curtailment without compensation could adversely impact our business, results of operations and future growth.

Our business currently depends on the availability of rebates, tax credits and other financial incentives. The expiration, elimination or reduction of these rebates, credits and incentives would adversely impact our business.

U.S. federal, state and local government bodies provide incentives to end users, distributors, system integrators and manufacturers of solar energy systems to promote solar electricity in the form of rebates, tax credits and other financial incentives such as system performance payments, payments for renewable energy credits associated with renewable energy generation and the exclusion of solar energy systems from property tax assessments. We rely on these governmental rebates, tax credits and other financial incentives to lower our cost of capital and to encourage fund investors to invest in our funds. These incentives enable us to lower the price we charge customers for energy and for our solar energy systems. However, these incentives may expire on a particular date, end when the allocated funding is exhausted or be reduced or terminated as solar energy adoption rates increase. These reductions or terminations often occur without warning.

The federal government currently offers a 30% investment tax credit under Section 48(a)(3) of the Internal Revenue Code, or the Federal ITC, for the installation of certain solar power facilities until December 31, 2016. This credit is due to adjust to 10% in 2017 for commercial installations and to be completely eliminated for residential installations, which is the major end market we serve. Solar energy systems that began construction prior to the end of 2011 were eligible to receive a 30% federal cash grant paid by the U.S. Treasury Department under Section 1603 of the American Recovery and Reinvestment Act of 2009, or the U.S. Treasury grant, in lieu of the Federal ITC. Pursuant to the Budget Control Act of 2011, U.S. Treasury grants are subject to sequestration beginning in 2013. Specifically, U.S. Treasury grants made on or after October 1, 2013 through December 31, 2014 will be reduced by 7.2%, regardless of when the U.S. Treasury received the application. As a result, for all applications pending or submitted prior to December 31, 2014, we expect to suffer grant shortfalls of approximately $1.3 million associated with our financing funds. Applicable authorities may adjust or decrease incentives from time to time or include provisions for minimum domestic content requirements or other requirements to qualify for these incentives.

Reductions in, eliminations of, or expirations of, governmental incentives could adversely impact our results of operations and ability to compete in our industry by increasing our cost of capital, causing us to increase the prices of our energy and solar energy systems and reducing the size of our addressable market. In addition, this would adversely impact our ability to attract investment partners and to form new financing funds and our ability to offer attractive financing to prospective customers. For the year ended

December 31, 2014, approximately 98% of new customers chose to enter into financed lease, power purchase agreements or customer loans rather than buying a solar energy system for cash.

Our business depends in part on the regulatory treatment of third-party owned solar energy systems.

Our leases and power purchase agreements are third-party ownership arrangements. Sales of electricity by third parties face regulatory challenges in some states and jurisdictions. Other challenges pertain to whether third-party owned systems qualify for the same levels of rebates or other non-tax incentives available for customer-owned solar energy systems, whether third-party owned systems are eligible at all for these incentives and whether third-party owned systems are eligible for net metering and the associated significant cost savings. In some states and utility territories, third parties that own solar energy systems are limited in the way that they may deliver solar energy to their customers. In jurisdictions such as Arizona, Florida, Georgia, Iowa, Kentucky, North Carolina, Oklahoma and the Los Angeles Department of Water and Power service territory, laws have been interpreted to prohibit the sale of electricity pursuant to our standard power purchase agreement. This has led us and other solar energy system providers that utilize third-party ownership arrangements to offer leases exclusively in lieu of power purchase agreements, in addition to customer ownership. Imposition of such limitations in additional jurisdictions or reductions in, or eliminations of, incentives for third-party owned systems could reduce demand for our systems, adversely impact our access to capital and cause us to increase the price we charge our customers for energy.

The Office of the Inspector General of the U.S. Department of Treasury has issued subpoenas to a number of significant participants in the solar energy installation industry, including us. The subpoena we received requires us to deliver certain documents in our possession relating to our participation in the U.S. Treasury grant program. These documents are being delivered to the Office of the Inspector General of the U.S. Department of Treasury, which is investigating the administration and implementation of the U.S. Treasury grant program.

In July 2012, we and other companies that are significant participants in both the solar industry and the cash grant program under Section 1603 of the American Recovery and Reinvestment Act of 2009 received subpoenas from the U.S. Department of Treasury’s Office of the Inspector General to deliver certain documents in our respective possession. In particular, our subpoena requested, among other things, documents dated, created, revised or referred to since January 1, 2007 that relate to our applications for U.S. Treasury grants or communications with certain other solar companies or certain firms that appraise solar energy property for U.S. Treasury grant application purposes. The Inspector General is working with the Civil Division of the U.S. Department of Justice to investigate the administration and implementation of the U.S. Treasury grant program, including possible misrepresentations concerning the fair market value of the solar power systems submitted for grant under that program made in grant applications by solar companies, including us. We intend to cooperate fully with the Inspector General and the Department of Justice and continue to produce documents and testimony as requested by the Inspector General. We anticipate that the Inspector General will require at least another six to nine months to conclude its review. If, at the conclusion of the investigation, the Inspector General concludes that misrepresentations were made, the Department of Justice could bring a civil action to recover amounts it believes were improperly paid to us. If the Department of Justice were successful in asserting such an action, we could then be required to pay damages and penalties for any funds received based on such misrepresentations (which, in turn, could require us to make indemnity payments to certain of our fund investors). Such consequences could have a material adverse effect on our business, liquidity, financial condition and prospects. Additionally, the period of time necessary to resolve the investigation is uncertain and this matter could require significant management and financial resources that could otherwise be devoted to the operation of our business.

If the Internal Revenue Service or the U.S. Treasury Department makes additional determinations that the fair market value of our solar energy systems is materially lower than what we have claimed, we may have to pay significant amounts to our financing funds or to our fund investors and such determinations could have a material adverse effect on our business, financial condition and prospects.

We and our fund investors claim the Federal ITC or the U.S. Treasury grant in amounts based on the fair market value of our solar energy systems. We have obtained independent appraisals to support the fair market values we report for claiming Federal ITCs and U.S. Treasury grants. The Internal Revenue Service and the U.S. Treasury Department review these fair market values. With respect to U.S. Treasury grants, the U.S. Treasury Department reviews the reported fair market value in determining the amount initially awarded. The Internal Revenue Service and the U.S. Treasury Department may subsequently audit the fair market value and determine that amounts previously awarded must be repaid to the U.S. Treasury Department or that excess awards constitute taxable income for U.S. federal income tax purposes. A small number of our financing funds are undergoing such audits. With respect to Federal ITCs, the Internal Revenue Service may review the fair market value on audit and determine that the tax credits previously claimed must be reduced. If the fair market value is determined to be less than we reported, we may owe our financing fund or fund investors an amount equal to this difference, plus any costs and expenses associated with a challenge to that valuation. We could also be subject to tax liabilities, including interest and penalties.

The U.S. Treasury Department has previously determined to award U.S. Treasury grants for some of our solar energy systems at a materially lower value than we had established in our appraisals. As a result, we have been required to pay our fund investors a true-up payment or contribute additional assets to the associated financing funds. It is possible that the U.S. Treasury Department will make similar determinations in the future. In response to such shortfalls, two of our financing funds filed a lawsuit in the United States Court of Federal Claims to recover the difference between the U.S. Treasury grants they sought and the amounts the U.S. Treasury paid; to the extent that these lawsuits are successful, any recovery would be used to repay us for amounts we previously reimbursed those funds. Our fund investors are contributing to our financing funds at the amounts the U.S. Treasury Department has most recently awarded on similarly situated energy systems in order to reduce or eliminate the need for us to subsequently pay those fund investors true-up payments or contribute additional assets to the associated financing funds.

The Internal Revenue Service or the U.S. Treasury Department may object to the fair market value of solar energy systems that we have constructed, or will construct, including any systems for which grants have already been paid, as a result of:

●	any pending or future audit,
●	the outcome of the Department of Treasury Inspector General investigation, or
●	changes in guidelines or otherwise.

If the Internal Revenue Service or the U.S. Treasury Department were to object to amounts we have claimed as too high of a fair market value on such systems, it could have a material adverse effect on our business, financial condition and prospects. For example, a hypothetical five percent downward adjustment in the fair market value in the approximately $501.1 million of U.S. Department of Treasury grant applications that have been awarded from the beginning of the U.S. Treasury grant program through December 31, 2014 would obligate us to repay approximately $25.1 million to our fund investors.

We have historically benefited from the declining cost of solar panels, and our business and financial results may be harmed as a result of increases in the cost of solar panels or tariffs on imported solar panels imposed by the U.S. government.

The declining cost of solar panels and the raw materials necessary to manufacture them has been a key driver in the pricing of our solar energy systems and customer adoption of this form of renewable energy. With the stabilization or increase of solar panel and raw materials prices, our growth could slow, and our financial results could suffer. Further, the cost of solar panels and raw materials could increase in the future due to tariff penalties or other factors.

The U.S. government has imposed tariffs on solar cells manufactured in China. Based on determinations by the U.S. government under the 2012 solar trade case, the anti-dumping and countervailing tariff rates range from approximately 33%-255%. Such anti-dumping and countervailing tariffs are subject to annual review and may be increased or decreased. Under the most recent preliminary annual review, the tariff rates under the 2012 trade case covering solar cells manufactured in China have been decreased. These tariffs have increased the price of solar panels containing Chinese-manufactured solar cells. In the past, we purchased a significant portion of the solar panels used in our solar energy systems from manufacturers based in China. Currently, many of the solar panels we purchase contain components from China or Taiwan. The purchase price of solar panels containing solar cells manufactured in China reflects these tariff penalties. While solar panels containing solar cells manufactured outside of China are not subject to these tariffs, the prices of these solar panels are, and may continue to be, more expensive than panels produced using Chinese solar cells, before giving effect to the tariff penalties.

In addition, the U.S. government is conducting trade investigations relating to solar modules manufactured in China (with cells from other countries) and cells manufactured in Taiwan. In early January 2015, the U.S. government announced its affirmative final determinations in both the countervailing duty and anti-dumping cases against China and in the anti-dumping case again Taiwan. The new preliminary tariffs do not apply to modules with Chinese solar cells. Those modules are still covered by the existing tariffs from the first 2012 trade case.

If additional tariffs are imposed or other negotiated outcomes occur, our ability to purchase these products on competitive terms or to access specialized technologies from those countries could be limited. Any of those events could harm our financial results by requiring us to account for the cost of trade penalties or to purchase solar panels or other system components from alternative, higher-priced sources.

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

Our ability to provide solar energy systems to new customers on an economically viable basis depends on our ability to finance these systems with fund investors who require particular tax and other benefits.

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

●

our ability to compete with other renewable energy companies for the limited number of potential fund investors, each of which has limited funds and limited appetite for the tax benefits associated with these financings;

●	the state of financial and credit markets;
●	changes in the legal or tax risks associated with these financings; and
●	non-renewal of these incentives or decreases in the associated benefits.

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

We need to enter into additional substantial financing arrangements to facilitate our customers’ access to our solar energy systems, and if this financing is not available to us on acceptable terms, if and when needed, our ability to grow our business would be materially adversely impacted.

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

In the past, challenges raising new funds have caused us to delay deployment of a substantial number of solar energy systems for which we had already signed leases or power purchase agreements with customers. For example, in late 2008 and early 2009, as a result of the state of the capital markets, our ability to finance the installation of solar energy systems was limited and resulted in a significant backlog of signed sales orders for solar energy systems. Our future ability to obtain additional financing depends on the continued confidence of banks and other financing sources in our business model and the renewable energy industry as a whole. It could also be impacted by the liquidity needs of such financing sources. If we experience higher customer default rates than we currently experience in our existing financing funds or if we lower the credit rating requirement for new customers, attracting future financing could be more difficult or costly. Solar energy has yet to achieve broad market acceptance and depends on continued support in the form of performance-based incentives, rebates, tax credits and other incentives from federal, state and foreign governments. If this support diminishes, our ability to obtain external financing, on acceptable terms or otherwise could be materially adversely affected. In addition, we face competition for these third-party investor funds. If we are unable to continue to offer a competitive investment profile, we may lose access to these funds or they may only be available on less favorable terms than our competitors. Our current financing sources may be inadequate to support the anticipated growth in our business plans. Our inability to secure financing could lead to cancelled projects and could impair our ability to accept new projects and customers. In addition, our borrowing costs could increase, which would have a material adverse effect on our business, financial condition and results of operations.

A material drop in the retail price of utility-generated electricity or electricity from other sources would harm our business, financial condition and results of operations.

We believe that a customer’s decision to buy renewable energy from us is primarily driven by their desire to pay less for electricity. The customer’s decision may also be affected by the cost of other renewable energy sources. Decreases in the retail prices of electricity from the utilities or other renewable energy sources would harm our ability to offer competitive pricing and could harm our business. The price of electricity from utilities could decrease as a result of:

●	the construction of a significant number of new power generation plants, including nuclear, coal, natural gas or renewable energy technologies;
●	the construction of additional electric transmission and distribution lines;
●	a reduction in the price of natural gas as a result of new drilling techniques or a relaxation of associated regulatory standards;
●	the development of energy conservation technologies and public initiatives to reduce electricity consumption; and
●	the development of new renewable energy technologies that provide less expensive energy.

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

Commercial customers comprise a significant and growing portion of our business, and the commercial market for energy is particularly sensitive to price changes. Typically, commercial customers pay less for energy from utilities than residential customers. Because the price we are able to charge commercial customers is only slightly lower than their current retail rate, any decline in the retail rate of energy for commercial entities could have a significant impact on our ability to attract commercial customers. We may be unable to offer solar energy systems in commercial markets that produce electricity at rates that are competitive with the unsubsidized price of retail electricity. If this were to occur, our business would be harmed because we would be at a competitive disadvantage compared to other energy providers and may be unable to attract new commercial customers.

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

Under the terms of the Riverbend Agreement, the Foundation will construct the Manufacturing Facility and install certain utilities and other improvements, with participation by us as to the design and construction of the Manufacturing Facility, and acquire certain manufacturing equipment designated by us to be used in the Manufacturing Facility. The Foundation will cover construction costs related to the Manufacturing Facility and manufacturing equipment, in each case up to a maximum funding allocation from the State of New York, and we will be responsible for any construction and equipment costs in excess of such amounts. The Foundation will own the Manufacturing Facility and manufacturing equipment. Following completion of the Manufacturing Facility, we will lease the Manufacturing Facility from the Foundation for an initial period of 10 years for $1 per year plus utilities, and the Foundation will grant us the right to use the manufacturing equipment during the initial lease term at no charge. Currently, we estimate that we will incur capital expenses of up to $150 million in connection with the construction and commissioning of the Manufacturing Facility and the initial manufacturing equipment. We cannot assure you that these estimated capital expenses related to the construction and commissioning of the Manufacturing Facility and the initial manufacturing equipment will not exceed this estimated amount.

In addition to the other obligations under the Riverbend Agreement, we must (i) use our best commercially reasonable efforts to commission the manufacturing equipment within three months of Manufacturing Facility completion and reach full production output within three months thereafter, (ii) employ 1,460 high-tech jobs for the manufacturing operation at the Manufacturing Facility for five years after Manufacturing Facility completion, (iii) employ at least 2,000 other personnel in the State of New York to support downstream solar panel sales and installation for five years after Manufacturing Facility completion, (iv) work with the Foundation to attract 1,440 additional support contractor and supplier jobs in the State of New York following full production, (v) spend or incur approximately $5 billion in combined capital, operational expenses and other costs in the State of New York during the 10 year period following full production, (vi) make reasonable efforts to provide first consideration to New York-based suppliers, (vii) invest and spend in manufacturing operations at a level that ensures competitive product costs for at least five years from full production, and (viii) negotiate in good faith with the Foundation on an exclusive “first opportunity basis” for 120 days before entering into any agreement for additional solar panel manufacturing capacity that Silevo may wish to develop during the term of the agreement. If we are not able to hire the specified number of employees or identify and qualify local vendors and suppliers, we would face the risk of not only failing to meet the performance criteria under the Riverbend Agreement but also not being capable of running the operations related to the Manufacturing Facility. If we fail in any year over the course of the ten-year term to meet these specified investment and job creation obligations, as described above, we would be obligated to pay a “program payment” of $41.2 million to the Foundation in any such year. In addition, we are subject to other events of defaults, including breach of these program payments and certain insolvency events, that would lead to the acceleration of all of the then unpaid program payments by us to the Foundation. Our failure to meet our contractual obligations under the Riverbend Agreement may result in our obligation to pay significant amounts to the Foundation in scheduled program payments, other contractual damages and/or the termination of our lease of the Manufacturing Facility. Any inability on our part to raise the capital necessary to operate the Manufacturing Facility and meet the specified requirements of the Riverbend Agreement during the 10-year period following full production would also cause a material adverse effect upon our business operations and prospects.

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

We currently anticipate that the Manufacturing Facility will be completed and ready to commence operations in the first quarter of 2016. To date, we have agreed on three occasions to extend the time period that the Foundation is to enter into reasonably acceptable construction contracts. There are a number of risks which may delay the completion of the Manufacturing Facility and commencement of operations, including:

●	failure or delay in obtaining necessary permits, licenses or other governmental support or approvals;
●	the time necessary for the construction of related utility and infrastructure improvements;
●	unforeseen engineering problems;
●	the inability to identify and hire qualified construction and other workers on a timely basis or at all;
●	construction delays and contractor performance shortfalls;
●	work stoppages or labor disruptions, including efforts by our employees to enter into collective bargaining agreements;

●	availability of raw materials and components from suppliers and any delivery delays in such materials or components;
●	delays resulting from environmental conditions, and any design changes or additions necessary to remediate prior environmental hazards at the site; and
●	adverse weather conditions, such as an extreme winter, and natural disasters.

Any delay in the completion of the Manufacturing Facility and commencement of our operations will result in us incurring additional expenses and could negatively affect our operating results, financial condition and prospects.

We may not be able to achieve anticipated production yields, efficiencies and quality, which would harm our production volume and increase our costs.

The Manufacturing Facility is expected to be the largest of its kind in the Western Hemisphere. Successfully achieving volume manufacturing of solar cells at our projected yield, efficiency and quality levels will be difficult, and we have little experience in manufacturing at these high-volumes. As we continue to integrate the Silevo team, expand our manufacturing capacity and qualify additional suppliers to support our projected production volume, we may initially experience lower yields than anticipated. Any deviations in our manufacturing processes may result in significant decreases in production yield, efficiency and quality, and may in some cases cause production to be suspended or yield no output. If we cannot achieve planned yields over time, our production costs could increase and we may be unable to produce a sufficient amount of our solar panels to meet our installation needs.

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

As a result of initial production levels that under-utilize the Manufacturing Facility as we ramp up production, we anticipate that our initial production costs (on a per watt basis) will be relatively high. As we work to achieve full utilization of the Manufacturing Facility, we anticipate that the volume of production will reduce our production costs (on a per watt basis). There is no guarantee that we will be able to achieve planned cost targets, some of which will be beyond our control. For example, the costs of our raw materials and components, such as polysilicon and polysilicon wafers, could increase due to shortages as global demand for these products increases. Any failure to achieve our per watt cost projections would cause our financial condition and operating results to suffer. In addition, the pricing of our solar energy systems may become less competitive if our competitors are able to reduce their manufacturing and installation costs faster than we are able to.

Competition in the solar industry is intense, and future success and innovation will require additional research and development expenses.

The Manufacturing Facility is designed to be a high-technology volume-manufacturing facility. In constructing the Manufacturing Facility, including local utility infrastructure upgrades, and procuring the manufacturing equipment, the State of New York is making a significant investment in the Buffalo-area economy. However, the solar panel manufacturing market is characterized by continually changing technology that requires improved features, such as increased efficiency, higher power output and enhanced aesthetics. In the time it takes us to achieve volume production of Silevo’s Triex technology, it is possible that additional innovations in solar technology could result in our technology and the Manufacturing Facility becoming less competitive or obsolete, which could harm our costs and adversely affect our business operations. This risk requires us to continuously focus on research and development, and will require significant on-going research and development expenses. If we cannot continually improve the efficiency and power output of our solar panels and reduce the cost of production, we could become less competitive in the market and our financial and operating results would be adversely affected.

If we are unable to maintain effective internal controls over financial reporting and disclosure controls and procedures, or if material weaknesses are discovered in future periods, the accuracy and timeliness of our financial and operating reporting may be adversely affected, and confidence in our operations and disclosures may be lost.

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

As a result of significant efforts by us and our Audit Committee, we have successfully remediated these material weaknesses and improved our internal control over financial reporting, as discussed in Item 9A below. In connection with this annual report on Form 10-K, our management has performed an evaluation of our internal control over financial reporting as of December 31, 2014 pursuant to Section 404 of the Sarbanes-Oxley Act, and has concluded that our internal control over financial reporting and our disclosure controls and procedures were effective as of December 31, 2014.

If in the future, we are not able to maintain effective internal control over financial reporting and disclosure controls and procedures, or if additional material weaknesses are discovered in future periods, a risk that is significantly increased in light of the complexity of our business and investment funds, we may be unable to accurately and timely report our financial position, results of operations, cash flows or key operating metrics, which could result in additional late filings of our annual and quarterly reports under the Exchange Act, additional restatements of our consolidated financial statements or other corrective disclosures, a decline in our stock price, suspension or delisting of our common stock by The NASDAQ Stock Market, an inability to access the capital and commercial lending markets, defaults under our credit and other agreements, or other material adverse effects on our business, reputation, results of operations, financial condition or liquidity.

Rising interest rates could adversely impact our business.

Changes in interest rates could have an adverse impact on our business by increasing our cost of capital. For example:

●	rising interest rates would increase our cost of capital; and
●

rising interest rates may negatively impact our ability to secure financing on favorable terms to facilitate our customers’ purchase of our solar energy systems or energy generated by our solar energy systems.

The majority of our cash flows to date have been from solar energy systems under lease and power purchase agreements that have been monetized under various financing fund structures. One of the components of this monetization is the present value of the payment streams from the customers who enter into these leases and power purchase agreements. If the rate of return required by the fund investor rises as a result of a rise in interest rates, it will reduce the present value of the customer payment stream and consequently reduce the total value that we are able to derive from monetizing the payment stream. Interest rates are at historically low levels, partially as a result of intervention by the U.S. Federal Reserve. The Federal Reserve has taken actions to taper its intervention, and should these actions continue, it is likely that interest rates will rise, our costs of capital will increase and our ability to secure financing could be impeded. Rising interest rates could harm our business and financial condition.

In addition, we evaluate our business with a long-term view based on cash flows relating to our customer agreements, third-party financing funds and other arrangements. To date, we have taken limited actions to mitigate the risk of rising future interest rates. During 2014, we initiated a strategy of purchasing limited long-term derivative securities to hedge the effect of future interest rate increases. We may continue to engage in such transactions and the cost and outcomes are currently not known.

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

On September 23, 2014, we acquired Silevo, Inc., a solar panel technology and manufacturing company. In 2013, we acquired Zep Solar, Common Assets, certain assets of Paramount Solar and completed various other smaller acquisitions. In the future, we may acquire additional companies, project pipelines, products, or technologies, including additional photovoltaics companies, or enter into joint ventures or other strategic initiatives. Our ability as an organization to integrate acquisitions is unproven. We may not realize the anticipated benefits of our acquisitions or any other future acquisition, or the acquisition may be viewed negatively by customers, financial markets or investors.

Any acquisition has numerous risks, including the following, among others:

●	difficulty in assimilating the operations and personnel of the acquired company;
●	difficulty in effectively integrating the acquired technologies or products with our current products and technologies;
●	difficulty in maintaining controls, procedures, and policies during the transition and integration;
●	disruption of our ongoing business and distraction of our management and employees from other opportunities and challenges due to integration issues;
●	difficulty integrating the acquired company’s accounting, management information, and other administrative systems;
●	inability to retain key technical and managerial personnel of the acquired business;
●	inability to retain key customers, vendors, and other business partners of the acquired business;
●	inability to achieve the financial and strategic goals for the acquired and combined businesses;
●	incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results;
●	potential failure of the due diligence processes to identify significant issues with product quality, legal and financial liabilities, among other things;
●	potential inability to assert that internal controls over financial reporting are effective; and
●	potential inability to obtain, or obtain in a timely manner, approvals from governmental authorities, which could delay or prevent such acquisitions.

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

We have incurred net losses in the past, and we had an accumulated deficit of $258.4 million as of December 31, 2014. We may incur net losses from operations as we increase our spending to finance the expansion of our operations, expand our installation, engineering, administrative, sales and marketing staffs, and implement internal systems and infrastructure to support our growth. We do not know whether our revenue will grow rapidly enough to absorb these costs, and our limited operating history makes it difficult to assess the extent of these expenses or their impact on our operating results. Our ability to achieve profitability depends on a number of factors, including:

●	growing our customer base;
●	finding investors willing to invest in our financing funds;
●	maintaining and further lowering our cost of capital;
●	reducing the cost of components for our solar energy systems; and
●	reducing our operating costs by optimizing our design and installation processes and supply chain logistics.

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

We depend on a limited number of suppliers of solar panels and other system components to adequately meet anticipated demand for our solar energy systems. Any shortage, delay or component price change from these suppliers could result in sales and installation delays, cancellations and loss of our ability to effectively compete.

We purchase solar panels, inverters and other system components from a limited number of suppliers which makes us susceptible to quality issues, shortages and price changes. If we fail to develop, maintain and expand our relationships with existing or other suppliers, we may be unable to adequately meet anticipated demand for our solar energy systems or we may only be able to offer our systems at higher costs or after delays. If one or more of the suppliers that we rely upon to meet anticipated demand ceases or reduces production, we may be unable to satisfy this demand due to an inability to quickly identify alternate suppliers or to qualify alternative products on commercially reasonable terms. In particular, there are a limited number of inverter suppliers. Once we design a system for use with a particular inverter, if that type of inverter is not readily available at an anticipated price, we may incur additional delay and expense to redesign the system.

In addition, production of solar panels involves the use of numerous raw materials and components. Several of which have experienced periods of limited availability, particularly polysilicon, as well as indium, cadmium telluride, aluminum and copper. The manufacturing infrastructure for some of these raw materials and components has a long lead time, requires significant capital investment and relies on the continued availability of key commodity materials, potentially resulting in an inability to meet demand for these components. The prices for these raw materials and components fluctuate depending on global market conditions and demand and we may experience rapid increases in costs or sustained periods of limited supplies.

In addition to purchasing from New York-based suppliers, we anticipate that we will need to purchase supplies globally in order to meet the anticipated production output of the Manufacturing Facility. Despite our efforts to obtain raw materials and components from multiple sources whenever possible, many of our suppliers may be single-source suppliers of certain components. If we are not able to maintain long-term supply agreements or identify and qualify multiple sources for raw materials and components, our access to supplies at satisfactory prices, volumes and quality levels may be harmed. We may also experience delivery delays of raw materials and components from suppliers in various global locations. In addition, we may be unable to establish alternate supply relationships or obtain or engineer replacement components in the short term, or at all, at favorable prices or costs. Qualifying alternate suppliers or developing our own replacements for certain components may be time consuming, costly and may force us to make modifications to our product designs.

Any decline in the exchange rate of the U.S. dollar compared to the functional currency of our component suppliers could increase our component prices. In addition, the state of the financial markets could limit our suppliers’ ability to raise capital if they are required to expand their production to meet our needs or satisfy their operating capital requirements. Changes in economic and business conditions, wars, governmental changes and other factors beyond our control or which we do not presently anticipate, could also affect our suppliers’ solvency and ability to deliver components to us on a timely basis. Any of these shortages, delays or price changes could limit our growth, cause cancellations or adversely affect our profitability and ability to effectively complete in the markets in which we operate.

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

In addition to the other risks described in this “Risk Factors” section, the following factors could cause our operating results to fluctuate:

●	expiration or initiation of any rebates or incentives;
●	significant fluctuations in customer demand for our products and services;

●	our ability to complete installations in a timely manner due to market conditions resulting in inconsistently available financing;
●	our ability to continue to expand our operations, and the amount and timing of expenditures related to this expansion;
●	actual or anticipated changes in our growth rate relative to our competitors;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital-raising activities or commitments;
●	changes in our pricing policies or terms or those of our competitors, including utilities; and
●	actual or anticipated developments in our competitors’ businesses or the competitive landscape.

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

In addition, the installation of solar energy systems and energy-storage systems requiring building modifications are subject to oversight and regulation in accordance with national, state and local laws and ordinances relating to building codes, safety, utility interconnection and metering, environmental protection, and related matters. It is difficult and costly to track the requirements of every individual authority having jurisdiction over our installations and to design solar energy systems to comply with these varying standards. Any new government regulations or utility policies pertaining to our systems may result in significant additional expenses to us and our customers and, as a result, could cause a significant reduction in demand for our systems.

Compliance with occupational safety and health requirements and best practices can be costly, and noncompliance with such requirements may result in potentially significant monetary penalties, operational delays and adverse publicity.

The installation of solar energy systems requires our employees to work at heights with complicated and potentially dangerous electrical systems. The evaluation and installation of our energy-related products requires our employees to work in locations that may contain potentially dangerous levels of asbestos, lead or mold. We also maintain a fleet of nearly 2,500 vehicles that our employees use in the course of their work. There is substantial risk of serious injury or death if proper safety procedures are not followed. Our operations are subject to regulation under the U.S. Occupational Safety and Health Act, or OSHA, and equivalent state laws. Changes to OSHA requirements, or stricter interpretation or enforcement of existing laws or regulations, could result in increased costs. If we fail to comply with applicable OSHA regulations, even if no work-related serious injury or death occurs, we may be subject to civil or criminal enforcement and be required to pay substantial penalties, incur significant capital expenditures, or suspend or limit operations. In the past, we have had workplace accidents and received citations from OSHA regulators for alleged safety violations, resulting in fines and operational delays for certain projects. Any such accidents, citations, violations, injuries or failure to comply with industry best practices may subject us to adverse publicity, damage our reputation and competitive position and adversely affect our business.

Problems with product quality or performance may cause us to incur warranty expenses and performance guarantee expenses, may lower the residual value of our solar energy systems and may damage our market reputation and adversely affect our financial performance and valuation.

Our solar energy system warranties are lengthy. Customers who buy energy from us under leases or power purchase agreements are covered by warranties equal to the length of the term of these agreements—typically 20 years for leases and power purchase agreements and 30 years for MyPower loan agreements. Depending on the state where they live, customers who purchase our solar energy systems for cash are covered by a warranty up to 10 years in duration. We also make extended warranties available at an additional cost to customers who purchase our solar energy systems for cash. In addition, we provide a pass-through of the inverter and panel manufacturers’ warranties to our customers, which generally range from 5 to 25 years. One of these third-party manufacturers could cease operations and no longer honor these warranties, instead leaving us to fulfill these potential obligations to our customers. For example, Evergreen Solar, Inc., one of our former solar panel suppliers, filed for bankruptcy in August 2011. Further, we provide a performance guarantee with our leased solar energy systems that compensates a customer on an annual basis if their system does not meet the electricity production guarantees set forth in their lease.

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

In addition, we amortize costs of our solar energy systems over 30 years, which typically exceeds the period of the component warranties and the corresponding payment streams from our operating lease arrangements with our customers. In addition, we typically bear the cost of removing the solar energy systems at the end of the lease term. Furthermore, it is difficult to predict how future environmental regulations may affect the costs associated with the removal, disposal and recycling of our solar energy systems. Consequently, if the residual value of the systems is less than we expect at the end of the lease, after giving effect to any associated removal and redeployment costs, we may be required to accelerate all or some of the remaining unamortized expenses. This could materially impair our future operating results.

Compliance with environmental regulations can be expensive, and noncompliance with these regulations may result in adverse publicity and potentially significant monetary damages and fines.

We are required to comply with all foreign, U.S. federal, state and local laws and regulations regarding pollution control and protection of the environment. In addition, under some statutes and regulations, a government agency, or other parties, may seek recovery and response costs from operators of property where releases of hazardous substances have occurred or are ongoing, even if the operator was not responsible for such release and not otherwise at fault. While we and the State of New York have performed environmental diligence relating to the construction of the Manufacturing Facility, the site where the Manufacturing Facility is to be located is on the former site of Republic Steel and has been considered a “brownfield.”

The operation of Silevo’s manufacturing and research and development facilities, including in Hangzhou, China, Buffalo, New York and Fremont, California, involves the use of hazardous chemicals and materials which may subject us to liabilities for any releases or other failures to comply with applicable laws, regulations and policies. Any failure by us to maintain effective controls regarding the use of hazardous materials or to obtain and maintain all necessary permits could subject us to potentially significant fines and damages or interrupt our operations.

Product liability claims against us could result in adverse publicity and potentially significant monetary damages.

We would be exposed to product liability claims if one of our solar energy systems or other products injured someone. Because solar energy systems and many of our other current and anticipated products are electricity producing devices, it is possible that consumers could be injured by our products for many reasons, including product malfunctions, defects or improper installation. We rely on our general liability insurance to cover product liability claims and have not obtained separate product liability insurance. Any product liability claim we face could be expensive to defend and could divert management’s attention. Any product liability claims against us and any resulting adverse outcomes could result in potentially significant monetary damages that could require us to make significant payments, as well as subject us to adverse publicity, damage our reputation and competitive position or adversely affect sales of our systems and other products.

 Damage to our brand and reputation would harm our business and results of operations.

We depend significantly on our reputation for high-quality products and services, best-in-class engineering, exceptional customer service and the brand name “SolarCity” to attract new customers and grow our business. Our brand and reputation could be significantly impaired if we fail to continue to deliver our solar energy systems and our other energy products and services within the planned timelines, if our products and services do not perform as anticipated or if we damage any of our customers’ properties or cancel projects. In addition, if we fail to deliver, or fail to continue to deliver, high-quality products and services to our customers through our long-term relationships, our customers will be less likely to purchase future products and services from us, which is a key strategy to achieve our desired growth. In addition to our other marketing efforts, we also depend greatly on referrals from existing customers for our growth. Therefore, our inability to meet or exceed our current customers’ expectations would harm our reputation and growth through referrals.

If we fail to manage our recent and future growth effectively, we may be unable to execute our business plan, maintain high levels of customer service or adequately address competitive challenges.

We have experienced significant growth in recent periods and we intend to continue to expand our business significantly within existing markets and in a number of new locations in the future. This growth has placed, and any future growth may place, a significant strain on our management, operational and financial infrastructure. In particular, we will be required to expand, train and manage our growing employee base. Our management will also be required to maintain and expand our relationships with customers, suppliers and other third-parties and attract new customers and suppliers, as well as to manage multiple geographic locations.

In addition, our current and planned operations, personnel, systems and procedures might be inadequate to support our future growth and may require us to make additional unanticipated investments in our infrastructure. Our success and ability to further scale our business will depend, in part, on our ability to manage these changes in a cost-effective and efficient manner. If we cannot manage our growth, we may be unable to take advantage of market opportunities, execute our business strategies or respond to competitive pressures. This could also result in declines in quality or customer satisfaction, increased costs, difficulties in introducing new products and services or other operational difficulties. Any failure to effectively manage growth could adversely impact our business and reputation.

We may not be successful in leveraging our customer base to grow our business through sales of other energy products and services.

To date, we have derived substantially all of our revenue and cash receipts from the sale of solar energy systems and the sale of energy under our long-term customer agreements. While we continue to develop and offer innovative energy-related products and services, customer demand for these offerings may be more limited than we anticipate. We may not be successful in completing development of these products as a result of research and development difficulties, technical issues, availability of third-party products or other reasons. Even if we are able to offer these or other additional products and services, we may not successfully generate meaningful customer demand to make these offerings viable. Our growth will be limited if we fail to deliver these additional products and services, if the costs associated with bringing these additional products and services to market is greater than we anticipate, if customer demand for these offerings is smaller than we anticipate, or if our strategies to implement new sales approaches and acquire new customers are not successful.

Our growth depends in part on the success of our strategic relationships with third parties.

A key component of our growth strategy is to develop or expand our strategic relationships with third parties. For example, in an effort to generate new customers, we are investing resources in establishing relationships with leaders in other industries, such as trusted retailers and commercial homebuilders. Identifying partners and negotiating relationships requires significant time and resources. Our ability to grow our business could be impaired if we are unsuccessful in establishing or maintaining our relationships with these third parties. Even if we are able to establish these relationships, we may not be able to execute our goal of leveraging these relationships to meaningfully expand our business and customer base. This would limit our growth potential and our opportunities to generate significant additional revenue or cash receipts.

The loss of one or more members of our senior management or key employees may adversely affect our ability to implement our strategy.

We depend on our experienced management team and the loss of one or more key executives could have a negative impact on our business. In particular, we are dependent on the services of our chief executive officer and co-founder, Lyndon R. Rive, and our chief technology officer and co-founder, Peter J. Rive. We also depend on our ability to retain and motivate key employees and attract qualified new employees. Our founders and our key employees are not bound by employment agreements for any specific term, and as a result, we may be unable to replace key members of our management team and key employees in the event we lose their services. Integrating new employees into our management team could prove disruptive to our operations, require substantial resources and management attention and ultimately prove unsuccessful. An inability to attract and retain sufficient managerial personnel who have critical industry experience and relationships could limit or delay our strategic efforts, which could have a material adverse effect on our business, financial condition and results of operations.

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

We believe that the success of our business depends in part on our proprietary technology, including our hardware, software, information, processes and know-how. We rely on many forms of intellectual property rights to secure our technology, including trade secrets and patents. We cannot be certain that we have adequately protected or will be able to adequately protect our technology, that our competitors will not be able to use our existing technology or develop similar technology independently, that any patents or other intellectual property rights held by us will be broad enough to protect our technology or that foreign intellectual property laws will adequately protect us. Moreover, our patents and other intellectual property rights may not provide us with a competitive advantage.

Despite our precautions, it may be possible for third parties to obtain and use our intellectual property without our consent. Reverse engineering, unauthorized use or other misappropriation of our proprietary technology could enable third parties to benefit from our technology without compensating us for doing so. In addition, our proprietary technology may not be adequately protected because:

●	our systems may be subject to intrusions, security breaches or targeted thefts of our trade secrets;
●	people may not be deterred from misappropriating our technology despite the existence of laws or contracts prohibiting it;
●

unauthorized use of our intellectual property may be difficult to detect and expensive and time consuming to remedy, and any remedies obtained may be inadequate to restore protection of our intellectual property;

●

the laws of other countries in which we manufacture our solar products, such as Silevo’s joint venture manufacturing company with partners in Hangzhou, China and other countries in the Asia/Pacific region, may offer little or no protection for our proprietary technology; and

●

reports we may be required to file in connection with any government-sponsored research contracts may disclose some of our sensitive confidential information because they are or will be generally available to the public.

Any such activities or any other inabilities to adequately protect our proprietary rights could harm our ability to compete, to generate revenue and to grow our business.

Claims of patent and other intellectual property infringement are complex and their outcomes are uncertain, and the costs associated with such claims may be high and could harm our business.

Our success in operating our business, including operation of the Manufacturing Facility, depends largely on our ability to use and develop our proprietary technologies and manufacturing know-how without infringing or misappropriating the intellectual property rights of third parties, many of whom have robust patent portfolios, greater capital resources and decades of manufacturing experience. In addition, as we have gained greater visibility and market exposure as a public company, we face a higher risk of being the subject of intellectual property infringement claims. Any claim of infringement by a third party, even those without merit, could cause us to incur substantial legal costs defending against the claim and could distract our management and technical personnel from our business. In particular, the validity and scope of claims relating to photovoltaic technology patents may be highly uncertain because they involve complex scientific, legal and factual considerations and analysis . Furthermore, we could be subject to a judgment or voluntarily enter into a settlement, either of which could require us to pay substantial damages. A judgment or settlement could also include an injunction, a court order or other agreement that could prevent us from operating the Manufacturing Facility and producing our products. In addition, we might elect or be required to seek a license for the use of third-party intellectual property, which may not be available on commercially reasonable terms or at all, or if available, the payments under such license may harm our operating results and financial condition. Alternatively, we may be required to develop non-infringing technology, redesign our products or alter our manufacturing techniques and processes, each of which could require significant research and development efforts and expenses and may ultimately not be successful. Any of these events could seriously harm our business, operating results and financial condition.

We are subject to legal proceedings and regulatory inquiries and we may be named in additional claims or legal proceedings or become involved in regulatory inquiries, all of which are costly, distracting to our core business and could result in an unfavorable outcome or a material adverse effect on our business, financial condition, results of operations or the trading price for our securities.

We are involved in claims, legal proceedings and receive inquiries from government and regulatory agencies (such as the pending Treasury and Department of Labor investigations) that arise from the normal business activities.  In addition, from time to time, third parties may assert claims against us.   We evaluate all claims, lawsuits and investigations with respect to their potential merits, our potential defenses and counter claims, settlement or litigation potential and the expected effect on us.  In the event that we are involved in significant disputes or are the subject of a formal action by a regulatory agency, we could be exposed to costly and time consuming legal proceedings that could result in any number of outcomes. Although outcomes of such actions vary, any claims, proceedings or regulatory actions initiated by or against us, whether successful or not, could result in expensive costs of defense, costly damage awards, injunctive relief, increased costs of business, fines or orders to change certain business practices, significant dedication of management time, diversion of significant operational resources or some other harm to our business. In any of these cases, our business, financial condition, results of operations or the trading price for our securities could be negatively impacted.

We make a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. In our opinion, resolution of all current matters is not expected to have a material adverse impact on our business, financial condition or results of operations.  However, depending on the nature and timing of any such controversy, an unfavorable resolution of a matter could materially affect our future business, financial condition or results of operations, or all of the foregoing, in a particular quarter.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members and officers.

As a public company, we are subject to the reporting requirements of the Exchange Act, the listing requirements of The NASDAQ Stock Market and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results and maintain effective disclosure controls and procedures and internal control over financial reporting. To maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future, which will increase our costs and expenses.

As a public company, we also expect that it will be more expensive for us to maintain director and officer liability insurance. We may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified executive officers and members of our board of directors, particularly if such qualified executive officers or directors are to serve on our audit committee and/or compensation committee.

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

Any unauthorized disclosure or theft of personal customer information we gather, store and use could harm our reputation and subject us to claims or litigation.

We receive, store and use personal information of our customers, including names, addresses, e-mail addresses, credit information and other housing and energy use information. Unauthorized disclosure of such personal information could harm our business, whether through breach of our systems by an unauthorized party, employee theft or misuse, or otherwise. If we were subject to an inadvertent disclosure of such personal information or if a third party were to gain unauthorized access to customer personal information in our possession, our operations could be seriously disrupted and we could be subject to claims or litigation arising from damages suffered by our customers. In addition, we could incur significant costs in complying with the multitude of federal, state and local laws regarding the unauthorized disclosure of personal customer information. Finally, any perceived or actual unauthorized disclosure of such information could harm our reputation, substantially impair our ability to attract and retain customers and have an adverse impact on our business.

Servicing our debt requires a significant amount of cash and we may not have sufficient cash flow from our business to pay our substantial debt; other actions we are forced to take to satisfy our obligations under our indebtedness may not be successful.

Our total consolidated indebtedness was $1,417.3 million as of December 31, 2014. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. In addition, our 2.75% Convertible Senior Notes due 2018 issued in November 2013 (the “2018 Notes”) and our 1.625% Convertible Senior Notes due 2019 issued in September and October 2014 (the “2019 Notes” and together with the 2018 Notes, the “Notes”), are convertible into shares of common stock, and we may engage in similar issuances of convertible securities in the future to fund our operating and expansion plans. Our ability to issue additional securities and to refinance our existing indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

We expect to incur substantially more debt or take other actions which would intensify the risks discussed above.

We and our subsidiaries expect to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. We are not restricted under the terms of the indentures governing the Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indenture governing the Notes that could have the effect of diminishing our ability to make payments on the Notes when due. Our existing credit facilities restrict our ability to incur additional indebtedness, including secured indebtedness, but we may be able to obtain waivers of such restrictions or may not be subject to such restrictions under the terms of any subsequent indebtedness.

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

We have entered into several secured credit agreements, including a working capital facility under which we may currently borrow up to $250.0 million (with $200.0 million currently committed from several lenders and an additional $50.0 million subject to further conditions) that matures in December 2016. As of December 31, 2014, we had the ability to draw up to an additional $273.1 million under our credit facilities. The working capital facility requires us to comply with certain financial, reporting and other requirements. The timing of our commercial projects has on occasion adversely affected our ability to satisfy certain financial covenants under these or prior facilities. While our lenders have given us waivers of certain covenants we have not satisfied in the past, there is no assurance that the lenders will waive or forbear from exercising their remedies with respect to any future defaults that might occur. For example, in May 2013, we executed amendments to two of our then outstanding secured credit facilities and obtained a waiver from our lenders under our third secured credit facility so that financial covenants regarding debt service coverage for the first quarter of 2013 would not apply to us because our trailing twelve-month non-GAAP EBITDA would have been insufficient to satisfy the covenants. In addition, we have amended our revolving credit facility to engage in transactions such as the issuance of the 2019 Notes and issue Solar Bonds debt securities. While we believe that some of the financial and other covenants are generally more favorable to us following these changes, a breach of our covenants may still occur in the future.

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

Holders of the Notes will have the right to require us to repurchase their Notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. However, at such time that we may be required to repurchase the Notes, we may not have sufficient available cash or be able to obtain sufficient financing to allow for repurchase. In addition, one of our existing credit facilities prohibits us from repurchasing the Notes upon a fundamental change. We may enter into agreements in the future that similarly restrict our ability to repurchase the Notes and other securities. Our failure to repurchase the Notes when required would constitute a default which could also result in defaults under other agreements governing our existing or future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof. Our ability to repurchase the Notes may also be limited by law or by regulatory authority.

We intend to expand our international activities, which will subject us to a number of risks.

Our long-term strategic plans include international expansion and we intend to sell our solar energy products and services in international markets. Risks inherent to international operations include the following:

●	the inability to work successfully with third parties with local expertise to co-develop international projects;
●

multiple, conflicting and changing laws and regulations, including export and import restrictions, tax laws and regulations, environmental regulations, labor laws and other government requirements, approvals, permits and licenses;

●	changes in general economic and political conditions in the countries where we operate, including changes in government incentives relating to power generation and solar electricity;
●	political and economic instability, including wars, acts of terrorism, political unrest, boycotts, curtailments of trade and other business restrictions;
●	difficulties and costs in recruiting and retaining individuals skilled in international business operations;
●	international business practices that may conflict with U.S. customs or legal requirements;
●	financial risks, such as longer sales and payment cycles and greater difficulty collecting accounts receivable;
●	fluctuations in currency exchange rates relative to the U.S. dollar; and
●	the inability to obtain, maintain or enforce intellectual property rights, including inability to apply for or register material trademarks in foreign countries.

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

Our manufacturing operations and our continued international expansion efforts may subject us to additional regulatory risks that may harm our operating results. For example, business practices in certain foreign countries, particularly those with developing economies, may be prohibited by laws and regulations applicable to us, such as the U.S. Foreign Corrupt Practices Act, or the FCPA. The FCPA generally prohibits companies and their intermediaries from making improper payments to non-U.S. government officials for the purpose of obtaining or retaining business. Other countries in which we operate have adopted similar anti-bribery and anti-corruption laws. Our operations have historically been conducted predominantly within the United States while our international expansion has largely resulted from acquired businesses. Any violation of anti-bribery and anti-corruption laws could subject us to criminal or civil penalties or other sanctions, which could have a material adverse effect on our business, financial condition, cash flows and reputation.

Our expanded operations also subject us to risks associated with currency fluctuations.

Our need to purchase supplies globally in order to meet the anticipated production output of the Manufacturing Facility and our continued international expansion further subjects us to risks relating to currency fluctuations. Foreign currencies periodically experience rapid fluctuations in value against the U.S. dollar. A weakened U.S. dollar could increase the cost of procurement of raw materials from foreign jurisdictions and operating expenses in foreign locations, which could have a material adverse effect on our business and financial results.

Risks Related to the Ownership of Our Common Stock

Our stock price has been and may continue to be volatile, and the value of your investment could decline.

The trading price of our common stock has been volatile since our initial public offering. Since shares of our common stock were sold in our initial public offering in December 2012 at a price of $8.00 per share, the reported high and low sales prices of our common stock on The NASDAQ Stock Market has ranged from $9.20 to $88.35 per share, through February 23, 2015. The market price of our common stock may fluctuate widely in response to many risk factors listed in this section and others beyond our control, including:

●	changes in laws or regulations applicable to our industry, products or services, including the effects of tariffs and other anti-competitive actions;
●	additions or departures of key personnel;
●	actual or anticipated changes in expectations regarding our performance by investors or securities analysts;
●	price and volume fluctuations in the overall stock market;
●	volatility in the market price and trading volume of companies in our industry or companies that investors consider comparable;
●	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
●	addition or loss of significant customers;
●	our ability to protect our intellectual property and other proprietary rights;
●	sales of our common stock by us or our stockholders, including as a result of recent offerings and acquisitions;
●	litigation involving us, our industry or both;
●	major catastrophic events; and
●	general economic and market conditions and trends.

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

As of December 31, 2014, our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, owned approximately 40% of the outstanding shares of our common stock. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might affect the market price of our common stock.

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

Our certificate of incorporation and bylaws contain provisions that could depress the trading price of our common stock by discouraging, delaying or preventing a change of control of our company or changes in our management that the stockholders of our company may believe advantageous. These provisions include:

●	establishing a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our board of directors;
●	authorizing “blank check” preferred stock that our board of directors could issue to increase the number of outstanding shares to discourage a takeover attempt;
●	limiting the ability of stockholders to call a special stockholder meeting;
●	limiting the ability of stockholders to act by written consent;
●	express authority of the board of directors to make, alter or repeal our bylaws; and
●	establishing advance notice requirements for nominations for elections to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

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

We have never declared or paid any dividends on our common stock. We intend to retain any earnings to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the future. As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our corporate headquarters and executive offices are located in San Mateo, California, where we occupy approximately 68,025 square feet of office space under a lease that expires in December 2016. Our Zep Solar subsidiary leases approximately 24,460 square feet of office space in San Rafael, California. Our Silevo subsidiary leases approximately 228,176 square feet of office space in Fremont, California. Our other locations include sales offices and warehouses in Arizona, California, Colorado, Connecticut, Hawaii, Maryland, Massachusetts, Nevada, New Jersey, New York, Oregon, Texas, and China. We also maintain sales and support offices in Ontario, Canada.

We lease all of our facilities, and we do not own any real property. We believe that our existing facilities are adequate for our current needs and that we will be able to lease suitable additional or alternative space on commercially reasonable terms if and when we need it.

ITEM 3. LEGAL PROCEEDINGS

On March 28, 2014, a purported stockholder class action lawsuit was filed in the United States District Court for the Northern District of California against us and two of our officers. The complaint alleges claims for violations of the federal securities laws, and seeks unspecified compensatory damages and other relief on behalf of a purported class of purchasers of our securities from March 6, 2013 to March 18, 2014. We have filed a motion to dismiss the complaint.  We believe that the claims against us are without merit and intend to defend the litigation vigorously. We have not recognized any liability as a result of this matter.

On June 5 and 11, 2014, stockholder derivative actions were filed in San Mateo Superior Court of California, purportedly on behalf of us and against members of our board of directors, alleging that the board members breached their duties to us by failing to prevent the conduct alleged in the purported stockholder class action pending in the United States District Court for the Northern District of California. We and the individual board member defendants have filed a motion to dismiss the complaint. At this time, we are unable to provide an estimate of the amount of any additional loss in excess of the amounts already recognized.

On April 30, 2013, the U.S. Department of Labor notified us that it was undertaking a wage and hour investigation related to employees located in our Foster City, California facility. We have cooperated and continue to cooperate in that investigation. In the course of that investigation, the Department of Labor subsequently asked us to provide information regarding certain of our employee positions throughout our organization for the three years preceding April 2013, and we provided that information in the fall of 2013. On February 28, 2014, the Department of Labor informed us that it had made a preliminary determination that some of our employee positions were not properly classified, and has made a preliminary determination of damages. If the Department of Labor were to conclusively determine that we violated certain of these labor laws and regulations, we would be required to make the appropriate payments of back wages and other amounts to employees, and we might be subject to fines or penalties. We are undertaking a thorough review, and are engaged in further discussion with the Department of Labor. We intend to vigorously contest any determination by the Department of Labor that we are liable for back wages, fines, or penalties. We recorded a reserve in the quarter ended December 31, 2013 to account for any expected liability as a result of this investigation.

In July 2012, we and other companies with significant market share, and other companies related to the solar industry, received subpoenas from the U.S. Department of Treasury’s Office of the Inspector General to deliver certain documents in our respective possession. In particular, our subpoena requested, among other things, documents dated, created, revised or referred to since January 1, 2007 that relate to our applications for U.S. Treasury grants or communications with certain other solar development companies or certain firms that appraise solar energy property for U.S. Treasury grant application purposes. The Inspector General is working with the Civil Division of the U.S. Department of Justice to investigate the administration and implementation of the U.S. Treasury grant program, including possible misrepresentations concerning the fair market value of the solar power systems submitted for grant under that program made in grant applications by companies in the solar industry, including us. We intend to cooperate fully with the Inspector General and the Department of Justice. We are continuing to produce documents as requested by the Inspector

General, and anticipate that the Inspector General will require at least another six to nine months to conclude its review of those materials. We are not aware of, and have not been made aware of, any specific allegations of misconduct or misrepresentation by us or our officers, directors or employees, and no such assertions have been made by the Inspector General or the Department of Justice.

From time to time, we may be involved in litigation relating to claims arising in the ordinary course of our business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, $0.0001 par value per share, began trading on the NASDAQ Global Select Market on December 13, 2012, where its prices are quoted under the symbol “SCTY.”

Holders of Record

As of December 31, 2014 there were 198 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Price Range of Our Common Stock

The following table sets forth the reported high and low sales prices of our common stock for the indicated periods, as regularly quoted on the NASDAQ Global Select Market:

	Fiscal Year Ended		Fiscal Year Ended
	December 31, 2013		December 31, 2014
	High	Low	High	Low
First Quarter	$20.38	$11.95	$88.35	$55.56
Second Quarter	$52.77	$18.00	$72.10	$45.79
Third Quarter	$45.60	$28.31	$79.40	$58.43
Fourth Quarter	$65.30	$34.52	$61.09	$45.91

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

This chart compares the cumulative total return on our common stock with that of the NASDAQ Composite Index and the NASDAQ Clean Edge U.S. Liquid Series Index, or NASDAQ CELS Index. The chart assumes $100 was invested on December 13, 2012 in the common stock of SolarCity Corporation, the NASDAQ Composite Index and the NASDAQ CELS Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

$750
$700
$650
$600
$550
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
12/13/12
12/31/12
1/31/13
2/28/13
3/28/13
4/30/13
5/31/13
6/28/13
7/31/13
8/30/13
9/30/13
10/31/13
11/29/13
12/31/13
1/31/14
2/28/14
3/31/14
4/30/14
5/30/14
6/30/14
7/31/14
8/29/14
9/30/14
10/31/14
11/28/14
12/31/14
SolarCity Corporation
NASDAQ Composite Index
NASDAQ CELS Index

		Indexed Returns	Indexed Returns
	Base Period	Period ended	Period ended
Company/Index	12/13/2012	12/31/2013	12/31/2014
SolarCity Corporation	$100.00	$481.93	$453.60
NASDAQ Composite Index	$100.00	$139.58	$158.28
NASDAQ Clean Edge U.S. Liquid Series Index	$100.00	$192.30	$185.30

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

The consolidated statement of operations data for the years ended December 31, 2014, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014 and 2013 are derived from our audited consolidated financial statements included elsewhere in this annual report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2011 and 2010 and the consolidated balance sheet data as of December 31, 2012, 2011 and 2010 are derived from our audited consolidated financial statements not included in this annual report on Form 10-K, which are stated on a basis consistent with our audited consolidated financial statements included herein. Our historical results are not necessarily indicative of the results that may be expected in any future period.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share amounts)
Consolidated statement of operations data:
Revenue:
Operating leases and solar energy systems incentives	$173,636	$82,856	$46,098	$23,145	$9,684
Solar energy systems and component sales	81,395	80,981	80,810	36,406	22,744
Total revenue	255,031	163,837	126,908	59,551	32,428
Cost of revenue:
Operating leases and solar energy systems incentives	92,920	32,745	14,596	5,718	3,191
Solar energy systems and component sales	83,512	91,723	84,856	41,418	26,953
Total cost of revenue	176,432	124,468	99,452	47,136	30,144
Gross profit	78,599	39,369	27,456	12,415	2,284
Net loss	(375,230)	(151,758)	(113,726)	(73,714)	(47,074)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests(1)	(319,196)	(95,968)	(14,391)	(117,230)	(8,457)
Net (loss) income attributable to stockholders(1)	$(56,034)	$(55,790)	$(99,335)	$43,516	$(38,617)
Net (loss) income per share attributable to common stockholders:
Basic	$(0.60)	$(0.70)	$(7.68)	$0.82	$(4.50)
Diluted	$(0.60)	$(0.70)	$(7.69)	$0.76	$(4.50)

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

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$504,383	$577,080	$160,080	$50,471	$58,270
Total current assets	$1,002,399	$787,663	$313,938	$241,522	$110,432
Solar energy systems, leased and to be leased - net	$2,796,796	$1,682,521	$984,121	$535,609	$239,611
Total assets	$4,586,211	$2,809,534	$1,342,300	$813,173	$371,264
Total current liabilities	$567,091	$338,206	$213,978	$246,886	$81,958
Long-term debt, net of current portion	$290,414	$238,612	$83,533	$14,581	$—
Convertible senior notes, net of current portion	$796,000	$230,000	$—	$—	$—
Solar asset-backed notes, net of current portion	$304,393	$49,780	$—	$—	$—
Deferred revenue, net of current portion	$557,408	$410,161	$204,396	$101,359	$40,681
Lease pass-through financing obligation, net of current portion	$59,490	$64,167	$125,884	$46,541	$53,097
Sale-leaseback financing obligation, net of current portion	$13,889	$14,338	$14,755	$15,144	$15,758
Other liabilities and deferred credits	$244,474	$193,439	$114,006	$36,314	$15,715
Redeemable noncontrolling interests in subsidiaries	$186,788	$44,709	$12,827	$22,308	$66,064
Convertible redeemable preferred stock	$—	$—	$—	$125,722	$101,446
Total stockholders' equity (deficit)	$745,642	$617,598	$183,601	$(37,662)	$(87,488)
Noncontrolling interests in subsidiaries	$409,942	$186,817	$96,793	$100,338	$57,450

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

Overview

We integrate the sales, engineering, manufacturing, installation, monitoring, maintenance and financing of our distributed solar energy systems. This allows us to offer long-term energy solutions to residential, commercial, government and other customers. We make it possible for our customers to buy renewable energy or solar energy systems from us for less than they currently pay for electricity from utilities with little to no up-front cost or down payment, as applicable. Our long-term contractual arrangements typically generate recurring customer payments, provide our customers with insight into their future electricity costs and minimize their exposure to rising retail electricity rates. We also offer energy-related products and services to our customers. To date, revenue attributable to our energy-related products and services has not been material.

We offer our customers the choice to either purchase and own solar energy systems or to purchase the energy that our solar energy systems produce through various contractual arrangements. These contractual arrangements include long-term leases and power purchase agreements. In both structures, we install our solar energy system at our customer’s premises and charge the customer a monthly fee for the power that our system produces. In the lease structure, this monthly payment is fixed with a production guarantee. In the power purchase agreement structure, we charge customers a fee per kWh based on the amount of electricity the solar energy system actually produces. The leases and power purchase agreements are typically for 20 years, and generally when there is no upfront prepayment the specified monthly fees are subject to annual escalations.

In the fourth quarter of 2014, we began offering MyPower. Under MyPower one of our wholly-owned subsidiaries provides qualified residential customers with a 30-year loan to finance the purchase of a solar energy system. The interest rate on the loan is fixed.  During 2014, we generally offered MyPower loans with an interest rate of 5.0% per annum, subject to some variation by jurisdiction.  The interest rates are reduced by 0.50% per annum for customers who elect to have their payments automatically withdrawn. In select California markets, which compromise the majority of MyPower sales, we recently increased the interest rate on the loan to 5.49% per annum. The monthly loan repayments are variable based on the amount of electricity generated by the systems. The customers are eligible to receive a federal income tax credit equal to 30% of the value of the solar energy system, which the customers can, and in certain cases are contractually obligated to, use to pay down the loan principal, and lower future monthly loan payments.  This in turn translates to a lower effective cost per kWh of electricity to the customers.

Initially, we offered our solar energy systems on an outright purchase basis only. During 2008, we began offering leases and power purchase agreements, and in 2014, we began offering MyPower. Our ability to offer leases, power purchase agreements and the financing of systems under MyPower depends in part on our ability to monetize the resulting customer receivables and any related investment tax credits, or ITCs, accelerated tax depreciation and other incentives.

We compete mainly with the retail electricity rate charged by the utilities in the markets we serve, and our strategy is to price the energy and/or services we provide and payments under MyPower below that rate. As a result, the price our customers pay varies depending on the state where the customer is located and the local utility. The price we charge also depends on customer price sensitivity, the need to offer a compelling financial benefit and the price other solar energy companies charge in the region. Our commercial rates in a given region are also typically lower than our residential rates in that region because utilities’ commercial retail rates are generally lower than their residential retail rates.

We generally recognize revenue from solar energy systems sold to our customers on an outright purchase basis when we install the solar energy system and it passes inspection by the utility or the authority having jurisdiction. We recognize revenue from MyPower financed sales over the term of the loan contract as the customer pays the loan’s outstanding principal and interest. We account for our leases and power purchase agreements as operating leases. We recognize the revenue that these arrangements generate on a straight-line basis over the term for leases, and as we generate and deliver energy for power purchase agreements. We recognize revenue from our energy-related products and services when we complete the services or when we earn a referral fee. Substantially all of our revenue is attributable to customers located in the United States.

We monetize certain government incentives in the form of ITCs under lease pass-through structures by assigning the ITCs to investors in exchange for upfront cash payments. We record the amounts we receive from the investors for the ITCs as a liability, which is subsequently recognized as revenue as the five-year recapture period expires.

The amount of operating lease revenue that we recognize in a given period is dependent in part on the amount of energy generated by solar energy systems under power purchase agreements and by systems with energy output performance based incentives, which in turn are dependent in part on the amount of sunlight. Additionally, the amount of revenue that we recognize in any given period for sales financed under MyPower is dependent on the periodic cash receipts from customer billings. The billings are based on the amount of electricity generated by these systems, which in turn is dependent in part on the amount of sunlight. As a result, operating lease revenue and revenue from sales financed under MyPower are impacted by seasonally shorter daylight hours and inclement weather in winter months. As the relative percentage of our revenue attributable to power purchase agreements, performance-based incentives or financed sales under MyPower increases, this seasonality may become more significant.

Various state and local agencies offer incentive rebates for the installation and operation of solar energy systems. For solar energy systems we sell, we typically have the customer assign the incentive rebate to us. For outright sales, we record the incentive rebate as a component of proceeds from the solar energy system sale. For incentive rebates associated with solar energy systems under leases or power purchase agreements, we initially record the incentive rebate that is paid upfront as deferred revenue and recognize the deferred revenue as revenue over the term of the lease or power purchase agreement. For incentives that are paid based on the performance by the solar energy systems, we recognize revenue as the solar energy systems produce electricity.

Component materials, direct labor and third-party appliances comprise the substantial majority of the costs of our solar energy systems and energy-related products and services. The costs associated with sales financed under MyPower are initially deferred as other assets on the balance sheet and subsequently recognized as a component of cost of revenue from solar energy systems and component sales generally in proportion to the reduction of the customer loans’ principal balance. Under U.S. generally accepted accounting principles, or GAAP, the cost of revenue from our leases and power purchase agreements are primarily comprised of the depreciation of the cost of the solar energy systems, which are depreciated over their estimated useful lives of 30 years, reduced by amortization of U.S. Treasury grants income. The cost of revenue from our leases and power purchase agreements also includes the amortization of initial direct costs which generally include the incremental cost of contract administration, referral fees and sales commissions, which are amortized over the minimum contractual term of the lease or power purchase agreement, which is typically 20 years.

We have structured different types of financing funds to implement our asset monetization strategy. One such structure is a joint venture structure where we and our fund investors both contribute funds or assets into the joint venture. In accordance with GAAP, we recognize the impact of a hypothetical liquidation of these joint ventures on our consolidated statement of operations. Therefore, after we determine our consolidated net income (loss) for a given period, we allocate a portion of our consolidated net income (loss) to the fund investors in our joint ventures (referred to as the “noncontrolling interests” in our consolidated financial statements) and allocate the remainder of the consolidated net income (loss) to our stockholders. These income or loss allocations, reflected on our consolidated statement of operations, can have a significant impact on our reported results of operations. For example, for the years ended December 31, 2014 and 2013, our consolidated net loss was $375.2 million and $151.8 million, respectively. However, after applying the required allocations to arrive at the consolidated net loss attributable to our stockholders, the result was a loss of $56.0 million and $55.8 million in 2014 and 2013, respectively. For a more detailed discussion of this accounting treatment, see “—Components of Results of Operations—Net Income (Loss) Attributable to Stockholders.”

On September 23, 2014, we acquired Silevo, Inc., or Silevo. Silevo is a designer and manufacturer of high performance solar cells.  Silevo’s primary operations are in the United States, where it carries-out research and development activities as well as sales of products, and in China, where it is the managing partner in a joint venture that manufactures the solar cells for inclusion in the subsequent contract manufacture of high performance solar panels. The acquisition will enable us to manage our supply chain and control the design and manufacturing of solar cells that are a key component of our solar energy systems, as well as enable us to utilize and combine Silevo’s technology with economies of scale to achieve significant cost reductions.

In September 2014, Silevo entered into a build-to-suit lease arrangement with the Research Foundation for the State University of New York, or the Foundation, for the construction of an approximately 1,000,000 square foot manufacturing facility with the capacity to produce at least 1 gigawatt of solar panels annually on an approximately 88.24 acre site located in Buffalo, New York. Under the terms of the agreement, the Foundation will construct the manufacturing facility and install certain utilities and other improvements, with participation by us as to the design and construction of the manufacturing facility, and acquire certain manufacturing equipment designated by us to be used in the manufacturing facility. The Foundation will cover construction costs related to the manufacturing facility in an amount up to $350.0 million and the acquisition and commissioning of the manufacturing equipment in an amount up to $400.0 million, in each case, subject to the maximum funding allocation from the State of New York, and we will be responsible for any construction and equipment costs in excess of such amounts. The Foundation will own the manufacturing facility and manufacturing equipment. Following completion of the manufacturing facility, we will lease the manufacturing facility from the Foundation for an initial period of 10 years for $1 per year plus utilities, and the Foundation will grant us the right to use the manufacturing equipment during the initial lease term at no charge.

Under the terms of the build-to-suit lease arrangement, we are required to achieve specified operational milestones during the initial term of the lease, which include employing a specified number of employees at the facility and within the State of New York within specified time periods following the completion of the facility. We are also required to spend or incur approximately $5 billion in combined capital, operational expenses and other costs in the State of New York over the 10 years following full production. On an annual basis during the initial lease term, as measured on each anniversary of the commissioning of the facility, if we fail to meet our specified investment and job creation obligations, we would be obligated to pay a $41.2 million “program payment” to the Foundation for each year that we fail to meet these requirements.

In October 2014, we commenced issuing Solar Bonds to the general public, which are senior unsecured obligations that are structurally subordinate to the indebtedness and other liabilities of our subsidiaries. We have offered Solar Bonds with investment periods ranging from one to seven years and fixed interest rates ranging from 2.00% to 4.00% per annum. We intend to continue to issue Solar Bonds periodically.

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

Joint Ventures. Under joint venture structures, we and our fund investors contribute assets or funds into a joint venture. Then, the joint venture acquires solar energy systems from us and leases the solar energy systems to customers. Prior to the fund investor receiving its contractual rate of return or for a time period specified in the contractual arrangements, the fund investors receive substantially all of the value attributable to the long-term recurring customer payments, ITCs, accelerated tax depreciation and, in some cases, other incentives. After the fund investor receives its contractual rate of return or after the specified time period, we receive substantially all of the value attributable to the long-term recurring customer payments and the other incentives.

We have determined that we are the primary beneficiary in these joint venture structures. Accordingly, we consolidate the assets and liabilities and operating results of these joint ventures, including the solar energy systems and operating lease revenue, in our consolidated financial statements. We recognize the fund investors’ share of the net assets of the joint ventures as noncontrolling interests in subsidiaries or redeemable noncontrolling interests in subsidiaries in our consolidated balance sheets. We recognize the amounts that are contractually payable to these investors in each period as distributions to noncontrolling interests or redeemable noncontrolling interests in subsidiaries in our consolidated statements of convertible redeemable preferred stock and equity. Our consolidated statements of cash flows reflect cash received from these fund investors as proceeds from investments by noncontrolling interests and redeemable noncontrolling interests in subsidiaries. Our consolidated statements of cash flows also reflect cash paid to these fund investors as distributions paid to noncontrolling interests and redeemable noncontrolling interests in subsidiaries. We reflect any unpaid distributions to these fund investors as distributions payable to noncontrolling interests and redeemable noncontrolling interests in subsidiaries in our consolidated balance sheets.

Lease Pass-Through. Under lease pass-through structures, we lease solar energy systems to fund investors under a master lease agreement, and these investors in turn sublease the solar energy systems to customers. We receive all of the value attributable to the accelerated tax depreciation and some or all of the value attributable to the other incentives. We assign to the fund investors the value attributable to the ITCs, the right to receive U.S. Treasury Department grants, where applicable, and, for the duration of the master lease term, the long-term recurring customer payments. The investors typically make significant upfront cash payments that we classify and allocate between the right to the ITCs, where applicable, and the future customer lease payments and other benefits assigned to the investor, which are recorded as a lease pass-through financing obligation. After the master lease term expires, we receive the customer payments, if any. We record the solar energy systems on our consolidated balance sheets as a component of solar energy systems, leased and to be leased—net. We record the amounts allocated to the ITCs as deferred revenue on our consolidated balance sheets as the associated solar energy systems are placed in service. We then recognize the deferred revenue in our consolidated statements of operations as revenue, by reducing the deferred revenue balance at each reporting date as the five-year recapture period expires. We record the balance of the amounts received from fund investors as lease pass-through financing obligations on our consolidated balance sheets and subsequently reduce these obligations by the amounts received by the fund investors from U.S. Treasury Department grants, where applicable, customer payments and the associated incentive rebates. We in turn recognize the incentive rebates and customer payments as revenue over the customer lease term and amortize U.S. Treasury Department grants as a reduction to depreciation of the associated solar energy systems over the estimated life of these systems.

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

Securitization.  Under securitization arrangements, we pool and transfer qualifying solar energy systems and associated customer contracts into a special purpose entity, or SPE, and issue notes backed by these solar assets to investors. The SPE is wholly owned by us and is consolidated in our consolidated financial statements. Accordingly, we do not recognize a gain or loss on transfer of these assets. The notes bear interest at a rate determined on the issuance of the notes. The cash flows generated by the assets in the SPEs are used to service the principal and interest payments of the notes and meet the SPE’s expenses, and any remaining cash is distributed to us.

We recognize the revenue earned from the associated customer contracts in our consolidated financial statements. The assets and cash flows generated by the securitized solar energy systems are not available to our other creditors and the creditors of the SPE, including the notes holders, have no recourse to our other assets.

Internal Controls

In connection with the audit of our consolidated financial statements for the prior fiscal year ended December 31, 2013, we had identified four material weaknesses relating to (i) the costing of solar energy system installations, (ii) accounting for and classification of redeemable noncontrolling interests, (iii) segregation of incompatible duties at our lease administrator and controls by us over the data received from our lease administrator and (iv) certain areas of our financial statement close process. These material weaknesses had resulted from deficiencies in the design and operation of our internal control over financial reporting, as well as our misinterpretation of certain accounting standards. We have determined that we have remediated these material weaknesses during the year ended December 31, 2014.  See “Item 9A. Controls and Procedures” for a discussion of our disclosure controls and procedures and internal controls over financial reporting, including a discussion of the material weaknesses we have reported.

Key Operating Metrics

We regularly review a number of metrics, including the following key operating metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

Customers

We track the number of residential, commercial, government and other customers where we have installed or contracted to install a solar energy system, or performed or contracted to perform an energy-related consultation or other energy efficiency services. We believe that the relationship we establish with building owners, together with the energy-related information we obtain about the buildings, position us to provide the owners with additional solutions to further lower their energy costs. We track the cumulative number of customers as of the end of a given period as an indicator of our historical growth and as an indicator of our rate of growth from period to period.

The following table sets forth our cumulative number of customers as of the dates presented:

	December 31,	December 31,
	2014	2013
Cumulative customers	189,657	92,998

Energy Contracts

We define an energy contract as a residential, commercial or government lease, power purchase agreement or MyPower contract pursuant to which consumers use or will use energy generated by a solar energy system that we have installed or have been contracted to install. For landlord-tenant structures in which we contract with the landlord or development company, we include each residence as an individual contract. For commercial customers with multiple locations, each location is deemed a contract if we maintain a separate contract for that location. We track the cumulative number of energy contracts as of the end of a given period as an indicator of our historical growth and as an indicator of our rate of growth from period to period.

The following table sets forth our cumulative number of energy contracts as of the dates presented:

	December 31,	December 31,
	2014	2013
Cumulative energy contracts	177,455	83,265

Megawatts Deployed and Cumulative Megawatts Deployed

We track the megawatt production capacity of our solar energy systems that have had all required building department inspections completed. This metric includes solar energy systems deployed under energy contracts, as well as solar energy system direct sales. Because the size of our solar energy systems varies greatly, we believe that tracking the megawatt production capacity of the systems is an indicator of the growth rate and cost efficiency of our solar energy system business. We track the megawatts deployed in a given period as an indicator of asset growth and efficiency of the scale of our operations in the period. We track cumulative megawatts deployed as of the end of a given period as an indicator of our historical growth and our future opportunity to provide customers with additional solutions to further lower their energy costs.

The following table sets forth the megawatt production capacity of solar energy systems that we have deployed during the periods presented and the cumulative megawatts deployed as of the end of each period presented:

	Year Ended December 31,
	2014	2013	2012
Megawatts deployed	502	280	157
Cumulative megawatts deployed	1,069	567	287

Nominal Contracted Payments

Our leases, power purchase agreements and MyPower contracts create long-term recurring customer payments. We use a portion of the value created by these contracts, which we refer to as “nominal contracted payments,” together with the value attributable to investment tax credits, accelerated depreciation, solar renewable energy credits, performance-based incentives, state tax benefits and rebates to cover the fixed and variable costs associated with installing solar energy systems.

We track the estimated nominal contracted payments of our leases, power purchase agreements and MyPower contracts entered into as of specified dates. Nominal contracted payments represent our estimate of the sum of the cash payments that our customer is obligated to pay under our agreements. When calculating nominal contracted payments, we include only those leases, power purchase agreements and MyPower contracts for solar energy systems already deployed and in backlog over the remaining term of such contracts. Backlog represents the aggregate megawatt capacity of solar energy systems not yet deployed as of the date specified pursuant to energy contracts and contracts for solar energy system direct sales executed as of such date. For a lease, we include the monthly fee and the upfront fee as set forth in the lease. As an example, the nominal contracted payments for a 20-year lease with monthly payments of $200 and an upfront payment of $5,000 is $53,000. For a power purchase agreement, we multiply the contract price per kWh by the estimated annual energy output of the associated solar energy system to determine the nominal contracted payments. For MyPower contracts, we include the total payments during the full 30-year term of the loan. The nominal contracted payments of a particular lease, power purchase agreement or MyPower contract decline as the payments are received by us or a fund investor, as applicable. Aggregate nominal contracted payments include leases and power purchase agreements that we have contributed to financing funds, aggregation facilities or solar-asset backed notes. Currently, fund investors have contractual rights to a portion of these nominal contracted payments.

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

The following table sets forth, with respect to our leases, power purchase agreements and MyPower contracts, the estimated aggregate nominal contracted payments remaining as of the dates presented (in thousands):

	December 31,	December 31,
	2014	2013
Estimated aggregate nominal contracted payments remaining	$4,951,429	$1,990,059

In addition to nominal contracted payments, our leases and power purchase agreements provide us with a significant post-contract renewal opportunity. Because our solar energy systems have an estimated life of 30 years, they will continue to have a useful life after the term of their leases or power purchase agreements. At the end of an original contract term, we intend to offer our customer a renewal contract. The solar energy system have already been installed on the customer’s building, which will facilitate the customer’s acceptance of our renewal offer and will result in limited additional costs to us. No amounts attributed to the expected renewal period are included in the estimated aggregate nominal contracted payments remaining as detailed in the above table.

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

Solar energy systems and components sales. Solar energy systems and components sales is comprised of revenue from the outright sale of solar energy systems directly to cash paying customers, revenue generated from long-term solar energy system sales contracts, revenue from solar energy systems financed under MyPower contracts, revenue generated from fulfilment of orders of Zep Solar and Silevo products that were outstanding on the acquisitions of Zep Solar and Silevo and revenue attributable to our energy-related products and services. We generally recognize revenue from solar energy systems sold outright to our customers when we install the solar energy system and it passes inspection by the utility or the authority having jurisdiction. We allocate a portion of the proceeds from the sale of the system to the remote monitoring service or maintenance service if applicable and recognize the allocated amount as revenue over the contractual service term. We recognize revenue generated from long-term solar energy system sales contracts on a percentage-of-completion basis, based on the ratio of labor costs incurred to date to total project labor costs. We recognize revenue from solar energy systems financed under MyPower over the 30-year term of the contract as the customer pays the loan’s principal and interest. We generally recognize revenue from sales of Zep Solar components upon delivery to the third-party customer. Currently, we are internally consuming the entire output of Zep Solar products in solar energy systems installations for our customers, and we anticipate that we will internally consume the entire output of Silevo products following satisfaction of outstanding customer orders. We recognize revenue from our energy-related products and services when we complete the services or the customer referral.

During the years ended December 31, 2014 and 2013, less than 10% of our solar energy system installations were cash sales, as measured by system capacities. However, because of our revenue recognition policy, these sales represented 32% and 49%, respectively, of our total revenue for those periods. We expect installations utilizing leases and power purchase agreements to continue to represent a significant portion of our installed systems. We also expect financed sales under MyPower to grow and form a significant portion of our future installations. As a result, the number of systems sold outright and delivered in a given period has a disproportionate effect on the total revenue reported for that period.

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

Solar Energy Systems and Components Sales Cost of Revenue. The substantial majority of solar energy systems and components sales cost of revenue consists of the costs of solar energy systems component acquisition and personnel costs associated with system installations or manufacture of components. Cost of revenue associated with solar energy systems financed under MyPower is comprised of a portion of the cost of the systems, generally recognized in proportion to the revenue recognized. We acquire the significant component parts of the solar energy systems directly from foreign and domestic manufacturers or distributors. Following the acquisition of Zep Solar, we produce, through contract manufacturers, mounting solutions for photovoltaic panels, which are components of the solar energy systems. Additionally, following the acquisition of Silevo, we are now manufacturing some of the photovoltaic panels that we use in our solar energy systems installations. We primarily consume both Zep Solar and Silevo products.

To a lesser extent, solar energy systems and components sales cost of revenue also includes personnel costs associated with performing our energy-related products and services and related materials. Solar energy systems and components sales cost of revenue also includes engineering and design costs, estimated warranty costs, freight charges, allocated corporate overhead costs such as facilities costs, vehicle depreciation costs and personnel costs associated with supply chain, logistics, operations management, safety and quality control. Personnel costs include salary, bonus, employee benefit costs and stock-based compensation costs. Our employees install our residential solar energy systems and our project managers and construction managers oversee the subcontractors that install commercial systems.

We allocate to solar energy systems and components sales cost of revenue certain corporate overhead costs that include rental and operating costs for our corporate facilities, information technology costs, travel expenses and certain professional services to cost of solar energy systems, work in process, cost of sales, sales and marketing and general and administrative expenses using an appropriate allocation basis.

Sales and Marketing Expenses

Sales and marketing expenses include personnel costs such as salaries, benefits, bonuses, sales commissions and stock-based compensation as well as advertising, promotional and other marketing related expenses. Sales and marketing expenses also include certain customer referral fees that are not a component of initial direct costs, allocated corporate overhead costs related to facilities and information technology, travel and professional services. Initial direct costs from the origination of solar energy systems leased to customers (which include the incremental cost of contract administration, referral fees and sales commissions) are capitalized as an element of solar energy systems, leased and to be leased, and subsequently amortized over the term of the related lease or power purchase agreement as a component of operating leases and solar energy systems incentives cost of revenue. We expect sales and marketing costs to increase significantly in absolute dollars in future periods as we continue to grow our sales headcount and expand our marketing efforts to continue to grow our business.

General and Administrative Expenses

General and administrative expenses include personnel costs such as salaries, bonuses and stock-based compensation and professional fees related to legal, human resources, accounting and structured finance services. General and administrative expenses also include allocated corporate overhead costs related to facilities and information technology, travel and professional services. We anticipate that we will continue to incur additional administrative headcount costs to support the growth in our business and our financing fund arrangements.

Research and Development Expenses

Research and development expenses include personnel costs such as salaries, benefits, bonuses and stock-based compensation. Research and development expenses also include allocated corporate overhead costs related to facilities and information technology, travel and professional services. We expect research and development expenses to increase significantly in absolute dollars in future periods as we continue to grow our research and development group headcount and undertake more research projects.

Interest Income and Expense

Interest income and expense primarily consist of the interest charges associated with our secured credit revolver agreements, long-term debt facilities, solar asset-backed notes, convertible notes, Solar Bonds, financing obligations and capital lease obligations. Our credit revolver and certain of our long-term debt facilities are subject to variable interest rates. The interest rates charged on the solar asset-backed notes and convertible notes are fixed at inception. The interest charge on our financing obligations is fixed at the inception of the related transaction based on the incremental borrowing rate in effect on such date or the effective interest rate in the arrangement giving rise to the obligation. The interest charge on capital lease obligations is fixed at the inception of the related transaction based on the incremental borrowing rate in effect on such date. Interest income and expense also include the amortization of deferred financing costs associated with the issuance of the notes, the secured credit revolvers or long-term debt facilities, partially offset by a nominal amount of interest income generated from our cash holdings in interest-bearing accounts.

Other Income and Expenses

In 2012, our other income and expenses consisted principally of the change in fair value of warrants issued to certain fund investors to acquire our convertible redeemable preferred stock, which were converted into warrants to acquire shares of our common stock upon the closing of our initial public offering in December 2012, and subsequently exercised in 2013. Subsequently, our other income and expenses consisted principally of franchise taxes, losses on extinguishments of long-term debt and accretion on the contingent consideration related to the Silevo acquisition. We will continue to accrete the contingent consideration until it is settled or determined to be not payable.

Provision for Income Taxes

We are subject to taxation mainly in the United States, Puerto Rico, China, United Kingdom, and Canada. We conduct our business primarily in the United States.

Our effective tax rates differ from the statutory rate primarily due to the valuation allowance on our deferred taxes, state taxes, foreign taxes, intercompany and joint venture transactions and nondeductible stock compensation. Our current net tax benefit is primarily composed of the tax benefit from the release of valuation allowance offset by state income taxes, foreign income tax and the amortization of prepaid tax expense as a result of sales of assets to joint ventures included in our consolidated financial statements. In the year ended December 31, 2014 and 2013, as a result of the acquisition of Silevo and Zep Solar, respectively, for which a significant amount of the purchase price allocated to intangible assets had no tax basis, we recorded a net long-term deferred tax liabilities which subsequently triggered the release of $27.3 million and $24.8 million, respectively, of valuation allowance on our deferred tax asset as a benefit to income taxes.

As of December 31, 2014 and 2013, we had deferred tax assets of $509.6 million and $289.2 million, respectively, and deferred tax liabilities of $398.4 million and $228.7 million, respectively. During these periods, we maintained a net deferred tax asset and recorded a valuation allowance against the net deferred tax asset.

Net Income (Loss) Attributable to Stockholders

We determine the net income (loss) attributable to stockholders by deducting from net income (loss) in a period the net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests. The net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests represents the joint venture fund investors’ allocable share in the results of the joint venture funds and three investors’ allocable share in the results of a limited partnership operated by one of our acquired subsidiaries in China. We have determined that the provisions in the contractual arrangements represent substantive profit sharing arrangements. We have further determined that the appropriate methodology for calculating the noncontrolling interest and redeemable noncontrolling interests balances that reflects the substantive profit sharing arrangements is a balance sheet approach using the hypothetical liquidation at book value method, or HLBV method, for the joint venture funds. We therefore use the HLBV method to determine the share of the results of the joint venture funds attributable to the joint venture fund investors, which we record in our consolidated balance sheets as noncontrolling interests and redeemable noncontrolling interests in subsidiaries. The HLBV method determines the joint venture fund investors’ allocable share of the results of the joint venture funds by calculating the net change in the joint venture fund investors’ share in the consolidated net assets of the joint venture funds at the beginning and end of the period after adjusting for any transactions between the joint venture funds and the joint venture fund investors, such as capital contributions or cash distributions. However, in all cases, the redeemable noncontrolling interests balance is at least equal to the redemption amount.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with GAAP. GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and the accompanying notes. We base our estimates on historical experience and on various other assumptions believed to be reasonable. Actual results could differ materially from these estimates. Our future consolidated financial statements will be affected to the extent that our actual results differ materially from these estimates.

We believe that the estimates and assumptions regarding the selling price of undelivered elements for revenue recognition purposes, the collectability of accounts and rebates receivable, the valuation of inventories, the labor costs for long-term contracts used as a basis for determining the percentage of completion for such contracts, the fair values and residual values of solar energy systems subject to leases, the accounting for business combinations, the fair values and useful lives of acquired tangible and intangible assets, the fair value of debt assumed under business combinations, the fair value of contingent consideration payable under business combinations, the fair value of short-term investments, the useful lives of solar energy systems, property, plant and equipment, the determination of accrued warranty, the determination of lease pass-through financing obligations, the discount rates used to determine the fair values of ITCs, the valuation of stock-based compensation, the determination of valuation allowances associated with deferred tax assets, asset impairment and other items have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant policies, see Note 2, Summary of Significant Accounting Policies and Procedures, to our consolidated financial statements included elsewhere in this annual report on Form 10-K.

Principles of Consolidation

Our consolidated financial statements reflect our accounts and operations and those of our subsidiaries in which we have a controlling financial interest. In accordance with the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 810, Consolidation, we consolidate any variable interest entity, or VIE, of which we are the primary beneficiary. The typical condition for a controlling financial interest ownership is holding a majority of the voting interests of an entity; however, a controlling financial interest may also exist in entities, such as VIEs, through arrangements that do not involve controlling voting interests. ASC 810 requires a variable interest holder to consolidate a VIE if (1) that party has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. This holder is considered the primary beneficiary. We do not consolidate a VIE in which we have a majority ownership interest when we are not considered the primary beneficiary. We have determined that we are the primary beneficiary of a number of our VIEs, and accordingly, we consolidate the assets and liabilities of such VIEs in our consolidated financial statements. We evaluate our relationships with our VIEs on an ongoing basis to ensure that we continue to be the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

Our customers have the option to purchase solar energy systems either with cash upfront or through financing under  MyPower, to access solar energy systems through contractual arrangements that we structure as operating leases or to purchase energy through power purchase agreements. We also offer ongoing monitoring services of the solar energy systems. In certain cases, we have entered into sale-leaseback arrangements with our fund investors. In a sale-leaseback arrangement, fund investors finance solar energy systems while enabling us to sublease the systems to our customers. We had previously offered energy-related products and services aimed at improving residential energy efficiency and lowering overall residential energy costs.

Solar Energy Systems and Components Sales

For solar energy systems and components sales for which customers pay the full purchase price upon delivery of the system, we recognize revenue, net of any applicable governmental sales taxes, in accordance with ASC 605-25, Revenue Recognition—Multiple-Element Arrangements, and ASC 605-10-S99, Revenue Recognition—Overall—SEC Materials. We recognize revenue when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sales price is fixed or determinable and (4) collection of the related receivable is reasonably assured. Components comprise of photovoltaic panels and solar energy system monitoring hardware. In instances where there are multiple deliverables in a single arrangement, we allocate the arrangement consideration to the various elements in the arrangement based on the relative selling price method. We recognize revenue when we install a solar energy system and it passes inspection by the utility or the authority having jurisdiction, provided all other revenue recognition criteria have been met. Costs incurred on residential installations before the solar energy systems are completed are included in inventories as work in progress in our consolidated balance sheets.

We recognize revenue for solar energy systems constructed for commercial customers according to ASC 605-35, Revenue Recognition—Construction-Type and Production Type Contracts. Revenue is recognized on a percentage-of-completion basis, based on the ratio of labor costs incurred to date to total projected labor costs. Provisions are made for the full amount of any anticipated losses on a contract-by-contract basis. Costs in excess of billings are recorded where costs recognized are in excess of amounts billed to customers of purchased commercial solar energy systems. Solar energy systems sold to commercial customers may take up to several months to install.

For solar energy systems sold under a MyPower contract, we have determined that the arrangement consideration may not currently be fixed or determinable due to the lack of our specific or market history for similar programs with similar asset classes over an extended term. Accordingly, we initially defer the revenue associated with the sale of a solar energy system under a MyPower contract when we deliver a system that has passed inspection by the utility or the authority having jurisdiction. In instances where there are multiple deliverables in a single MyPower contract, we also allocate the arrangement consideration to the various elements in the contract based on the relative selling price method. We then recognize revenue over the term of the contract as the customer pays the loan’s principal and interest, or as we collect incentive rebates associated with the solar energy system. The deferred revenue is included in our consolidated balance sheets under current portion of deferred revenue for the portion expected to be recognized as revenue in the next 12 months, and the non-current portion is included under deferred revenue, net of current portion. We record a note receivable when the customer secures a loan from our wholly owned subsidiary to finance the purchase.

The costs associated with a solar energy system sold under a MyPower contract are initially capitalized as deferred cost of revenue and subsequently recognized as a component of cost of revenue from solar energy systems and components sales, generally in proportion to the reduction of the loan’s outstanding principal. The deferred cost of revenue is included in our consolidated balance sheets under prepaid expenses and other current assets for the portion expected to be recognized as cost of revenue in the next 12 months, and the non-current portion is included under other assets.

Operating Leases and Power Purchase Agreements

We are the lessor under lease agreements for solar energy systems, which are accounted for as operating leases in accordance with ASC 840, Leases. We record operating lease revenue from minimum lease payments, including upfront rebates and incentives earned from such systems, on a straight-line basis over the life of the lease term, assuming all other revenue recognition criteria are met. For incentives that are earned based on the amount of electricity generated by the system, we record revenue as the amounts are earned. The difference between the payments received and the revenue recognized is recorded as deferred revenue on the consolidated balance sheet. Initial direct costs from the origination of solar energy systems leased to customers are capitalized as an element of solar energy systems, leased and to be leased – net and amortized over the term of the related lease. We record the difference between the payments received and the revenue recognized as deferred revenue in our consolidated balance sheets.

For solar energy systems where customers purchase electricity from us under power purchase agreements, we have determined that these agreements should be accounted for, in substance, as operating leases pursuant to ASC 840. We recognize revenue based upon the amount of electricity delivered at rates specified under the contracts, assuming all other revenue recognition criteria are met.

We capitalize initial direct costs from the origination of solar energy systems leased to customers (the incremental cost of contract administration, referral fees and sales commissions) as an element of solar energy systems, leased and to be leased, and subsequently amortize these costs over the term of the related lease or power purchase agreement, which generally ranges from 10 to 20 years.

Remote Monitoring Services

We provide solar energy system remote monitoring services, which are generally bundled with both sales and leases of solar energy systems. We allocate revenue between remote monitoring services and the other elements in a bundled sale of a solar energy system using the relative selling price method. The selling prices used in the allocation are determined by reference to the prices charged by third-parties for similar services and products on a standalone basis. For remote monitoring services bundled with a sale of a solar energy system, we recognize the revenue allocated to remote monitoring services over the term specified in the associated contract or over the warranty period of the solar energy system if the contract does not specify the term. For remote monitoring services bundled with leases of solar energy systems, we recognize the revenue allocated to remote monitoring services on a straight-line basis over the life of the lease term. To date, remote monitoring services revenue has not been material and is included in our consolidated statements of operations under both operating leases and solar energy systems incentives revenue, when remote monitoring services are bundled with leases of solar energy systems, and solar energy systems and components sales revenue, when remote monitoring services are bundled with sales of solar energy systems.

Sale-Leaseback

We are a party to master lease agreements that provide for the sale of solar energy systems to third-parties and the simultaneous leaseback of the systems, which we then sublease to our customers. In sale-leaseback arrangements, we first determine whether the solar energy system under the sale-leaseback arrangement is “integral equipment.” A solar energy system is determined to be integral equipment when the cost to remove the system from its existing location, including the shipping and reinstallation costs of the solar energy system at the new site, including any diminution in fair value, exceeds 10% of the fair value of the solar energy system at the time of its original installation. When the leaseback arrangements expire, we have the option to purchase the solar energy system, and in most cases, the lessor has the option to sell the system back to us, though in some instances, the lessor can only sell the system back to us prior to expiration of the arrangement.

For solar energy systems that we have determined to be integral equipment, we have concluded that these rights create a continuing involvement. Therefore, we use the financing method to account for the sale-leaseback of such solar energy systems. Under the financing method, we do not recognize as revenue any of the sale proceeds received from the lessor that contractually constitutes a payment to acquire the solar energy system. Instead, we treat any such sale proceeds received as financing capital to install and deliver the solar energy system and, accordingly, record the proceeds as a sale-leaseback financing obligation in our consolidated balance sheets. We allocate the leaseback payments that we make to the lessor between interest expense and a reduction to the sale-leaseback financing obligation. Interest on the sale-leaseback financing obligation is calculated using our incremental borrowing rate at the inception of the arrangement on the outstanding financing obligation. We determine our incremental borrowing rate by reference to the interest rates that we would obtain in the financial markets to borrow amounts equal to the sale-leaseback financing obligation over a term similar to the master lease term.

For solar energy systems that we have determined not to be integral equipment, we determine if the leaseback is classified as a capital lease or an operating lease. For leasebacks classified as capital leases, we initially record a capital lease asset and capital lease obligation in our consolidated balance sheet equal to the lower of the present value of our future minimum leaseback payments or the fair value of the solar energy system. For capital leasebacks, we do not recognize any revenue but defer the gross profit comprising of the net of the revenue and the associated cost of sale. For leasebacks classified as operating leases, we recognize a portion of the revenue and the associated cost of sale and defer the portion of revenue and cost of sale that represents the gross profit that is equal to the present value of the future minimum lease payments over the master leaseback term. For both capital and operating leasebacks, we record the deferred gross profit in our consolidated balance sheet as deferred income and amortize the deferred income over the lease term as a reduction to the leaseback rental expense included in operating leases and solar energy systems incentives cost of revenue in our consolidated statement of operations.

Solar Energy Systems, Leased and To Be Leased

We are the operating lessor of the solar energy systems under leases that qualify as operating leases. We account for the leases in accordance with ASC 840, Leases. To determine lease classification, we evaluate lease terms to determine whether there is a transfer of ownership or bargain purchase option at the end of the lease, whether the lease term is greater than 75% of the useful life, or whether the present value of minimum lease payments exceed 90% of the fair value at lease inception. We utilize periodic appraisals to estimate useful life and fair values at lease inception, and residual values at lease termination. Solar energy systems are stated at cost, less accumulated depreciation.

Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the respective assets as follows:

Useful Lives
Solar energy systems leased to customers	30 years
Initial direct costs related to customer solar energy system lease acquisition costs	Lease term (10 to 20 years)

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

Initial direct costs related to customer solar energy system lease acquisition costs are capitalized and amortized over the term of the related customer lease agreements.

Presentation of Cash Flows Associated with Solar Energy Systems

We disclose cash flows associated with solar energy systems in accordance with ASC 230, Statement of Cash Flows. We determine the appropriate classification of cash payments related to solar energy systems depending on the activity that is likely to be the predominant source of cash flows for the item being paid for. Accordingly, we present payments made in a period for costs incurred to install solar energy systems that will be leased to customers, including the payments for cost of the inventory that is utilized in such systems, as investing activities in our consolidated statement of cash flows. Payments made for inventory that will be utilized for solar energy systems that will be sold to customers are presented as cash flows from operations in our consolidated statement of cash flows. We do not track payments for component parts at the individual component part level as they are not unique and can be used in either leased solar energy systems or solar energy systems that are sold to customers. Accordingly, we treat costs of raw materials transferred to solar energy systems to be leased as if they were paid in the period they are transferred to the systems. During the years ended December 31, 2014, 2013 and 2012, we paid $1,240.5 million, $786.6 million and $588.4 million, respectively, for solar energy systems. Of these amounts, $1,163.0 million, $716.9 million and $420.2 million are presented as cash payments for leased solar energy systems and classified as investing activities in the years ended December 31, 2014, 2013 and 2012, respectively.

Warranties

We warrant our products for various periods against defects in material or installation workmanship. We generally provide a warranty on the generating and non-generating parts of the solar energy systems we sell of typically between 10 to 30 years. The manufacturer’s warranty on the solar energy systems’ components, which is typically passed-through to customers, ranges from one to 25 years. The changes in the accrued warranty balance, recorded as a component of accrued and other current liabilities on our consolidated balance sheets, consisted of the following (in thousands):

	As of and for the
	Year Ended
	December 31,
	2014	2013
Balance - beginning of the period	$7,502	$4,019
Change in estimate (credited) charged to warranty expense	(468)	1,514
Current year provision charged to warranty expense	2,022	2,257
Assumed warranty obligation arising from business acquisitions	—	188
Less warranty claims	(449)	(476)
Balance - end of the period	$8,607	$7,502

Solar Energy Systems Performance Guarantees

We guarantee certain specified minimum solar energy production output for certain systems leased or sold to customers generally for a term of 20 years. We monitor the solar energy systems to ensure that these outputs are being achieved. We evaluate if any amounts are due to our customers. If we determine that the guaranteed minimum solar energy production output has not been achieved, then we record a liability for the estimated amounts payable. Since the actual solar energy production output is impacted by seasonality, this liability is also affected by seasonality. As of December 31, 2014 and 2013, we had recorded liabilities of $1.6 million and $1.0 million, respectively, under accrued and other current liabilities in our consolidated balance sheets relating to these guarantees based on our assessment of our current exposure.

Deferred U.S. Treasury Grants Income

We are eligible for U.S. Treasury grants received or receivable on eligible property as defined under Section 1603 of the American Recovery and Reinvestment Act of 2009, as amended by the Tax Relief Unemployment Insurance Reauthorization and Job Creation Act of December 2010, which includes solar energy system installations, upon approval by the U.S. Treasury Department. However, to be eligible for the grants, a solar energy system must have commenced construction in 2011 either physically or through the incurrence of sufficient project costs. We submit applications for grants receivable from the U.S. Treasury Department related to eligible property based on 30% of the tax basis of the solar energy systems as supported by independently appraised fair market values of the systems or guideline system values that have been posted by the U.S. Treasury Department on its website. To determine the fair market value of the systems, an independent appraiser considers various factors such as the cost of producing the systems, the estimated price that could be obtained in the market from the sale of the systems and the present value of the economic benefits expected to be generated by the systems. We then present our appraised fair market value to the U.S. Treasury Department when we apply for grants on our solar energy systems. In a number of cases, the U.S. Treasury Department has determined that grants should be paid based on a lower value for the systems and has in such instances posted guideline system values on its website that should be used in the grant applications.

We initially record the grants receivable for leased solar energy systems as deferred income at the amounts that have been approved for payment by the U.S. Treasury Department and then amortize them on a straight-line basis over the estimated useful lives of the related solar energy systems of 30 years. The amortization of the deferred income is recorded as a reduction to depreciation expense, which is a component of the cost of revenue of operating leases and solar energy systems incentives in our consolidated statements of operations. A catch-up adjustment is recorded in the period in which the grant is approved by the U.S. Treasury Department or received by lease pass-through investors to recognize the portion of the grant that matches proportionally the amortization for the period between the date of placement in service of the solar energy systems and approval by the U.S. Treasury Department or receipt by lease pass-through investors of the associated grant, in the case of lease pass-through fund arrangements. Some of our fund agreements obligate us to reimburse the fund investors based upon the difference between their anticipated benefit from U.S. Treasury grants at the formation of the funds and the benefit they receive from the amounts paid by the U.S. Treasury Department. For the joint venture financing funds where we are contractually obligated to reimburse investors for reductions in anticipated grants receivable, we record amounts we expect to pay the investors as distributions payable to noncontrolling interests and redeemable noncontrolling interests in our consolidated balance sheets, and any impact to our consolidated statements of operations, which is determined using the HLBV method, is reflected in the net income or loss attributable to noncontrolling interests and redeemable noncontrolling interests line item. For sale-leaseback financing funds where we are contractually obligated to reimburse investors for reductions in anticipated grants receivable, we record amounts we expect to pay the investors under accrued and other current liabilities and reduce the deferred gain on sale-leaseback transactions included within other liabilities in our consolidated balance sheets, with no impact on our consolidated statements of operations. For solar energy systems under lease pass-through fund arrangements, all amounts received from the investors are recorded in our consolidated balance sheets as a lease pass-through financing obligation, and the amounts we expect to reimburse investors for reductions in anticipated grants receivable would reduce the lease pass-through financing obligation with no impact on our consolidated statements of operations. We reduce the lease pass-through financing obligation and record deferred income for the U.S. Treasury grants that are paid directly to the investors upon receipt of the grants by the investors.

The changes in deferred U.S. Treasury grants income were as follows (in thousands):

Balance at January 1, 2012	$137,434
U.S. Treasury grants received and receivable	112,520
U.S. Treasury grants received by investors under lease pass-through fund arrangements	58,685
Amortized as a credit to depreciation expense	(10,379)
Balance at December 31, 2012	298,260
U.S. Treasury grants received and receivable	124,404
U.S. Treasury grants received by investors under lease pass-through fund arrangements	20,599
Amortized as a credit to depreciation expense	(15,454)
Balance at December 31, 2013	427,809
U.S. Treasury grants received and receivable	342
Amortized as a credit to depreciation expense	(15,335)
Balance at December 31, 2014	$412,816

Deferred ITCs Revenue

Our solar energy systems are eligible for ITCs that accrue to eligible property under the Internal Revenue Code, or IRC. Under Section 50(d)(5) of the IRC and the related regulations, a lessor of qualifying property may elect to treat the lessee as the owner of such property for the purposes of claiming the ITCs associated with such property. These regulations enable the ITCs to be separated from the ownership of the property and allow the transfer of the ITCs. Under the lease pass-through fund arrangements, we can make a tax election to pass-through the ITCs to the investor, who is the legal lessee of the property. We are therefore able to monetize these ITCs to investors who can utilize them in return for cash payments. We consider the monetization of ITCs to constitute one of the key elements of realizing the value associated with solar energy systems. We therefore view the proceeds from the monetization of ITCs to be a component of revenue generated from solar energy systems.

For the lease pass-through fund arrangements, we allocate a portion of the aggregate payments received from the investor to the estimated fair value of the assigned ITCs and the balance to the future customer lease payments that are also assigned to the investor.

The estimated fair value of the ITCs is determined by discounting the estimated cash flows impacts of the ITCs using an appropriate discount rate that reflects a market interest rate.

We recognize the revenue associated with the monetization of ITCs in accordance with ASC 605-10-S99, Revenue Recognition-Overall-SEC Materials. The revenue associated with the monetization of the ITCs is recognized when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sales price is fixed or determinable and (4) collection of the related receivable is reasonably assured. The ITCs are subject to recapture under the IRC if the underlying solar energy system either ceases to be a qualifying property or undergoes a change in ownership within five years of its placed in service date. The recapture amount decreases on the anniversary of the placed in service date. As we have an obligation to ensure the solar energy system is in service and operational for a term of five years to avoid any recapture of the ITCs, we recognize revenue as the recapture provisions lapse assuming the other aforementioned revenue recognition criteria have been met. The monetized ITCs are initially recorded as deferred revenue on our consolidated balance sheets, and subsequently, one-fifth of the monetized ITCs is recognized as revenue in our consolidated statements of operations on each anniversary of the solar energy system’s placed in service date over the next five years.

We guarantee our fund investors that, in the event of a subsequent recapture of ITCs by the taxing authority due to our noncompliance with the applicable ITC guidelines, we would compensate them for any recaptured ITCs. We have concluded that the likelihood of a recapture event is remote and, consequently, have not recorded any liability in our consolidated balance sheets for any potential recapture exposure.

Stock-Based Compensation

We account for stock-based compensation costs under ASC 718, Compensation—Stock Compensation, which requires the measurement and recognition of compensation expense related to the fair value of stock-based compensation awards that are ultimately expected to vest. Stock-based compensation expense recognized includes the compensation cost for all stock-based payments granted to employees based on the grant date fair value estimated in accordance with the provisions of ASC 718. ASC 718 is also applied to awards modified, repurchased or cancelled.

We apply ASC 718 and ASC Subtopic 505-50, Equity-Based Payments to Non Employees, to options and other stock-based awards issued to non-employees. In accordance with ASC 718 and ASC Subtopic 505-50, we use the Black-Scholes option-pricing model to measure the fair value of the options at the measurement date. The measurement of stock-based compensation is subject to periodic adjustments as the awards vest and the resulting change in fair value is recognized in our consolidated statements of operations in the period the related services are rendered.

Determining the fair value of stock-based awards at the grant date requires judgment. We use the Black-Scholes option-pricing model to determine the fair value of stock options. The determination of the grant date fair value of options using an option-pricing model is affected by our estimated common stock fair value as well as assumptions regarding a number of other complex and subjective variables. These variables include the fair value of our common stock, our expected stock price volatility over the expected term, stock option exercise and cancellation behaviors, risk-free interest rates and expected dividends that are estimated as follows:

●

Fair value of our common stock. Because our common stock was not publicly traded when we issued stock options prior to our initial public offering, we estimated our common stock’s fair value as discussed below. Subsequent to our initial public offering, we determined the fair value of our common stock based on its trading price on the NASDAQ Global Select Market.

●

Expected term. The expected term represents the period that our stock-based awards are expected to be outstanding and was primarily determined using the simplified method in accordance with guidance provided by the U.S. Securities and Exchange Commission, or SEC. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the awards. We will continue to utilize the simplified method until we have established a reasonable period of representative trading history as a public company, at which time we will determine the expected term based on the historical option exercise behavior of our employees, expectations about future option exercise behavior and post-vesting cancellations.

●

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

●	Risk-free rate. The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the options for each option group.
●	Dividend yield. We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Consequently, we used an expected dividend yield of zero.

In addition to assumptions used in the Black-Scholes option-pricing model, we must also estimate a forfeiture rate to calculate the stock-based compensation for our awards. Our forfeiture rate is based on an analysis of our actual forfeitures, and forecasted forfeitures for awards with performance conditions. We routinely evaluate the appropriateness of the forfeiture rate based on actual and forecasted forfeiture experience, analysis of employee turnover and expectations of future option exercise behavior. Any changes in the estimated forfeiture rate can have a significant impact on our stock-based compensation expense as the cumulative effect of adjusting the forfeiture rate is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that would result in a decrease to the stock-based compensation expense recognized in our consolidated financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that would result in an increase to the stock-based compensation expense recognized in our consolidated financial statements.

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

The following table presents the weighted-average assumptions used to estimate the fair value of stock options granted during the periods presented:

	Year Ended December 31,
	2014	2013	2012
Dividend yield	0%	0%	0%
Annual risk-free rate of return	1.95%	1.45%	1.07%
Expected volatility	83.66%	92.86%	89.52%
Expected term (years)	6.25	6.06	6.19

Stock-based compensation totaled $88.9 million, $27.9 million and $11.2 million in 2014, 2013 and 2012, respectively. As of December 31, 2014 and 2013, we had $298.1 million and $103.5 million, respectively, of total unrecognized stock-based compensation expense, net of estimated forfeitures.

Short-Term Investments

Our short-term investments are comprised of corporate debt securities and asset-backed securities. We classify short-term investments as available-for-sale and carry them at fair value, with any unrealized gains or losses recognized as other comprehensive income or loss in our consolidated balance sheet. The specific identification method is used to determine the cost of any securities disposed of, with any realized gains or losses recognized as other income or expense in our consolidated statement of operations. Short-term investments are anticipated to be used for current operations and are, therefore, classified as current assets even though their maturities may extend beyond one year. We periodically review short-term investments for impairment. In the event a decline in value is determined to be other-than-temporary, an impairment loss is recognized. When determining if a decline in value is other-than-temporary, we take into consideration the current market conditions and the duration and severity of and the reason for the decline, as well as the likelihood that we would need to sell the security prior to a recovery of par value.

Inventories

Inventories include raw materials that include silicon wafers, process gasses, chemicals and other consumables used in solar cell production, solar cells, photovoltaic panels, inverters, mounting hardware and miscellaneous electrical components. Inventories also include work in process that includes raw materials partially installed and direct and indirect capitalized installation costs. Raw materials and work in process are stated at the lower of cost or market (generally on a first-in-first-out basis). Work in process primarily relates to solar energy systems that will be sold to customers, which are under construction and have yet to pass inspection.

We also evaluate our inventory reserves on a quarterly basis and write down the value of inventories for estimated excess and obsolete inventories based upon assumptions about future demand and market conditions.

Business Combinations

We account for business acquisitions under ASC 805, Business Combinations. The cost of an acquisition is measured at the fair value of the assets given, equity instruments issued, contingent consideration issuable and liabilities assumed at the acquisition date. Costs that are directly attributable to the acquisition are expensed as incurred. Identifiable assets, including intangible assets, acquired and liabilities, including contingent liabilities, assumed in the acquisition are measured initially at their fair values at the acquisition date. Any noncontrolling interests in the acquired business are also initially measured at fair value. We recognize goodwill if the aggregate fair value of the total purchase consideration and the noncontrolling interests is in excess of the aggregate fair value of the identifiable assets acquired and the liabilities assumed.

Long-Lived Assets

Our long-lived assets include property, plant and equipment, solar energy systems, leased and to be leased, and intangible assets acquired through business combinations. Intangible assets with definite useful lives are amortized over their estimated useful lives, which range from 1 to 30 years.

In accordance with ASC 360, Property, Plant, and Equipment, we evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of a long-lived asset, or group of assets, as appropriate, may not be recoverable. If the aggregate undiscounted future net cash flows expected to result from the use and the eventual disposition of a long-lived asset is less than its carrying value, then we would recognize an impairment loss based on the discounted future net cash flows.

Goodwill

Goodwill represents the difference between the purchase price and the aggregate fair value of the identifiable assets acquired and the liabilities assumed in a business combination. We test goodwill for impairment annually, in the fourth quarter of each fiscal year, and whenever events or changes in circumstances indicate that the carrying value of goodwill may exceed its fair value, at the consolidated-level, which is the sole reporting unit. When assessing goodwill for impairment, we consider our market capitalization adjusted for a control premium and, if necessary, our discounted cash flow model, which involves significant assumptions and estimates, including our future financial performance, weighted-average cost of capital and interpretation of currently enacted tax laws. Circumstances that could indicate impairment and require us to perform an impairment test include a significant decline in our financial results, a significant decline in our market capitalization relative to our net book value, an unanticipated change in competition or our market share and a significant change in our strategic plans.

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

As of December 31, 2014, we had $0.4 million of uncertain tax positions that were acquired related to the purchase of Silevo. As of December 31, 2013, we had $0.1 million of uncertain tax positions that were acquired in the Zep Solar transaction.

As of December 31, 2014 and 2013, we had deferred tax assets of $509.6 million and $289.2 million, respectively, and deferred tax liabilities of $398.4 million and $228.7 million, respectively. During these periods, we maintained a net deferred tax asset and recognized a valuation allowance against the net deferred tax asset.

Deferred tax assets primarily relate to net operating loss, or NOL, carryforwards, accelerated gains for tax purposes and deferred revenue. As of December 31, 2014 and 2013, we had federal NOL carryforwards of $439.8 million and $419.8 million, respectively. The net operating loss carryforwards expire at various dates beginning in 2026 if not utilized. In addition, we had NOLs for California income tax purposes of $228.4 million and $186.1 million as of December 31, 2014 and 2013, respectively, which expire at various dates beginning in 2020 if not utilized. We also had NOLs for other state income tax purposes of $77.7 million and $77.2 million as of December 31, 2014 and 2013, respectively, which expire at various dates beginning in 2015 if not utilized. Included in the federal, California, and other state NOL carryforwards above, $229.5 million, $109.2 million and $51.4 million relate to windfall stock option deductions that we will, when realized, credit to equity.

Our valuation allowance increased by $51.3 million and increased by $1.9 million in the year ended December 31, 2014 and 2013, respectively. The valuation allowance is determined in accordance with the provisions of ASC 740, Income Taxes, which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. Based on the available objective evidence and our history of losses, management believes it is more likely than not that the net deferred tax assets will not be realized. As of December 31, 2014 and 2013, we had applied a valuation allowance against the deferred tax assets, net of the expected income from the reversal of the deferred tax liabilities.

In December 2013, we acquired Zep Solar, a designer and supplier of mounting solutions for photovoltaic panels. The purchase consideration that we paid for the acquisition of Zep Solar, which comprised cash and stock, was $157.8 million. We recorded a total of $86.0 million of intangible assets and $97.9 million of goodwill as a result of our acquisition of Zep Solar. We are amortizing the intangible assets over a weighted-average life of approximately seven years. The goodwill associated with this acquisition is not deductible for income tax purposes. We also recorded a net $24.8 million of long-term deferred tax liabilities that were primarily related to the acquired intangible assets and NOLs, which will provide us with a future source of taxable income. The recording of the deferred tax liability triggered the subsequent release of a deferred tax valuation allowance, which we accounted for outside of the Zep Solar purchase accounting. Accordingly, we released $24.8 million of the deferred tax asset valuation allowance subsequent to the acquisition, which we recognized as a benefit to income taxes during 2013.

In September 2014, we acquired Silevo, a designer and manufacturer of high performance solar cells. The purchase consideration for the acquisition of Silevo, which comprised cash and stock including consideration payable upon Silevo attaining certain production and efficiency milestones, was $270.9 million. We recorded a total of $119.0 million of intangible assets and $167.0 million of goodwill as a result of the acquisition. For GAAP purposes, the intangible assets are being amortized over a weighted-average life of 10 years. The goodwill associated with this acquisition is not deductible for income tax purposes. We also recorded $27.3 million of long-term net deferred tax liabilities that were primarily related to the acquired intangible assets and NOLs, which provide us with a source of future taxable income. The recording of the deferred tax liabilities triggered the release of $27.3 million of deferred tax asset valuation allowances, which was accounted for outside of the purchase accounting for Silevo and was recognized as a benefit of income taxes in 2014.

The deferred tax liabilities supporting the realizability of these deferred tax assets in both of the above acquisitions will reverse in the same period, are in the same jurisdiction and are of the same character as the temporary differences that gave rise to these deferred tax assets.

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

Utilization of the NOL carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the IRC Section 382 and similar state provisions. The annual limitation may result in the expiration of NOL carryforwards and credits before utilization. We completed an IRC Section 382 analysis through December 31, 2014. Based on this analysis, the NOL carryforwards presented have accounted for any limited and potential lost attributes due to any ownership changes and expiration dates. We also analyzed the NOL carryforwards related to our acquisitions of Zep Solar and Silevo. Based on this analysis, there were no significant limitations on the utilization of either Zep Solar’s or Silevo’s NOL carryforwards. The NOL carryforwards presented are not expected to expire unutilized.

We have agreements to sell solar energy systems to financing funds structured as joint ventures. The gain on the sale of the assets has been eliminated in our consolidated financial statements. These transactions are treated as intercompany sales, and as such, tax is not recognized on the sale until we no longer benefit from the underlying asset. Because the systems remain within the consolidated group, the tax expense incurred related to these sales is being deferred and amortized over the life of the underlying solar energy systems, estimated to be 30 years. As of December 31, 2014 and 2013, we recorded a long-term prepaid tax expense of $3.7 million and $3.7 million, net of amortization, respectively.

On September 13, 2013, the U.S. Treasury Department and the Internal Revenue Service, or IRS, issued final regulations, Tangible Property Regulations, providing comprehensive guidance on the tax treatment of costs incurred to acquire, repair or improve tangible property. The final regulations are generally effective for taxable years beginning on or after January 1, 2014. On January 24, 2014, the IRS issued procedural guidance pursuant to which taxpayers will be granted automatic consent to change their tax accounting methods to comply with the final regulations. We are currently assessing the impact of these regulations, but do not anticipate a material impact on our financial condition, results of operations, or cash flows.

Noncontrolling Interests and Redeemable Noncontrolling Interests

Our noncontrolling interests and redeemable noncontrolling interests primarily represent third-party interests in the net assets under certain funding arrangements, or funds, that we have entered into to finance the costs of solar energy systems under operating leases, as well as under a limited partnership operated by one of our acquired subsidiaries in China. We have determined that the contractual provisions of the funds and the limited partnership represent substantive profit sharing arrangements. We have further determined that the appropriate methodology for calculating the noncontrolling interests and redeemable noncontrolling interests balance that reflects the substantive profit sharing arrangements is a balance sheet approach using the HLBV method for the funds. We therefore determine the noncontrolling interests and redeemable noncontrolling interests balance at each balance sheet date using the HLBV method for the funds, which is presented on our consolidated balance sheets as noncontrolling interests in subsidiaries and redeemable noncontrolling interests in subsidiaries. Under the HLBV method, the amounts reported as noncontrolling interests and redeemable noncontrolling interests in our consolidated balance sheets represent the amounts the third-parties would hypothetically receive at each balance sheet date under the liquidation provisions of the funds, assuming the net assets of the funds were liquidated at their recorded amounts determined in accordance with GAAP and distributed to the third-parties. The third-parties’ interests in the results of operations of the funds are determined as the difference in noncontrolling interests and redeemable noncontrolling interests balance in our consolidated balance sheets between the start and end of each reporting period, after taking into account any capital transactions between the funds and the third-parties. However, for both the funds and the limited partnership, the redeemable noncontrolling interests balance is at least equal to the redemption amount. The noncontrolling interests balance is presented as a component of permanent equity in our consolidated balance sheets, and the redeemable noncontrolling interests balance is presented as temporary equity in the mezzanine section of our consolidated balance sheets when the third-parties have the right to redeem their interests in the funds or the limited partnership for cash or other assets.

Results of Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated.

	Year Ended December 31,
	2014	2013	2012
	(in thousands, except share and per share data)
Revenue:
Operating leases and solar energy systems incentives	$173,636	$82,856	$46,098
Solar energy systems and components sales	81,395	80,981	80,810
Total revenue	255,031	163,837	126,908
Cost of revenue:
Operating leases and solar energy systems incentives	92,920	32,745	14,596
Solar energy systems and components sales	83,512	91,723	84,856
Total cost of revenue	176,432	124,468	99,452
Gross profit	78,599	39,369	27,456
Operating expenses:
Sales and marketing	238,608	97,426	69,392
General and administrative	156,426	89,801	49,075
Research and development	19,162	1,520	—
Total operating expenses	414,196	188,747	118,467
Loss from operations	(335,597)	(149,378)	(91,011)
Interest expense, net	55,758	25,738	20,142
Other expense, net	10,611	1,441	2,519
Loss before income taxes	(401,966)	(176,557)	(113,672)
Income tax benefit (provision)	26,736	24,799	(54)
Net loss	(375,230)	(151,758)	(113,726)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(319,196)	(95,968)	(14,391)
Net loss attributable to stockholders	$(56,034)	$(55,790)	$(99,335)
Net income (loss) attributable to common stockholders
Basic	$(56,034)	$(55,790)	$(109,426)
Diluted	$(56,034)	$(55,790)	$(109,703)
Net loss per share attributable to common stockholders
Basic	$(0.60)	$(0.70)	$(7.68)
Diluted	$(0.60)	$(0.70)	$(7.69)
Weighted-average shares used to compute net loss per share attributable to common stockholders
Basic	93,333,880	79,781,976	14,240,187
Diluted	93,333,880	79,781,976	14,267,767

Revenue

	Year Ended December 31,			Change 2014 vs. 2013		Change 2013 vs. 2012
(Dollars in thousands)	2014	2013	2012	$	%	$	%
Operating leases and solar energy systems incentives	$173,636	$82,856	$46,098	$90,780	110%	$36,758	80%
Solar energy systems and components sales	81,395	80,981	80,810	414	1%	171	0%
Total revenue	$255,031	$163,837	$126,908	$91,194	56%	$36,929	29%

2014 Compared to 2013

Total revenue increased by $91.2 million, or 56%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013.

Operating leases and solar energy systems incentives revenue increased by $90.8 million, or 110%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. This increase was attributable to the increase in solar energy systems placed in service under leases and power purchase agreements between January 1, 2013 and December 31, 2014. The in-period average of the aggregate megawatt production capacity of solar energy systems placed in service under leases and power purchase agreements during the year ended December 31, 2014 increased by 97% as compared to the in-period average during the year ended December 31, 2013. This significant growth was attributable to our continued success in the installation and operation of solar energy systems under lease and power purchase agreements in new and existing markets. However, the impact of the installed base on the increase in revenue varied by the mix between solar energy systems under leases, for which revenue is recognized on a straight-line basis over the lease term, and power purchase agreements, for which revenue is recognized based on the energy produced. In addition, revenue from the monetization of ITCs increased by $27.7 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013 as we recognized revenue from monetization of ITCs related solar energy systems that were placed in service in the year ended December 31, 2013. We recognize revenue from monetization of ITCs on the anniversary date of each solar energy system’s placed in service date as recapture provisions expire.

Revenue from sales of solar energy systems and components increased by $0.4 million, or 1%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. This increase was primarily due to a $21.6 million increase in revenue from long-term solar energy system sales contracts recognized on the percentage-of-completion basis, a $5.6 million increase in revenue from sales to residential customers and $1.1 million of revenue from sales of Silevo products in the year ended December 31, 2014. Additionally in the year ended December 31, 2014 we recorded $9.0 million in revenue from sales of Zep Solar products as we fulfilled open customer orders following our acquisition of Zep Solar. Subsequent to the fulfillment of all external Zep Solar sales orders, we have internally consumed the Zep Solar product in solar energy system installations for our customers. These increases were partially offset by a $26.0 million decrease in revenue from sales to government entities, a $5.0 million decrease in revenue from sales of energy efficiency products and services and a $4.6 million decrease in revenue from sales to commercial customers. Through December 31, 2014, revenue from MyPower arrangements have been immaterial.

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

Revenue from sales of solar energy systems and components remained consistent for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This increase was primarily due to an $18.8 million increase in revenue from sales of solar energy systems to the government and a $6.6 million increase in revenue from sales of solar energy systems to residential customers during the year ended December 31, 2013. These increases were offset by a $17.3 million decrease in revenue from long-term solar energy system sales contracts recognized on a percentage-of-completion basis, a $5.4 million decrease in revenue from sales to commercial customers and a $1.6 million decrease in revenue from sales of energy efficiency products and services during the year ended December 31, 2013.

Cost of Revenue, Gross Profit and Gross Profit Margin

	Year Ended December 31,			Change 2014 vs. 2013		Change 2013 vs. 2012
(Dollars in thousands)	2014	2013	2012	$	%	$	%
Operating leases and solar energy systems incentives	$92,920	$32,745	$14,596	$60,175	184%	$18,149	124%
Gross profit of operating leases and solar energy systems incentives	80,716	50,111	31,502	30,605	61%	18,609	59%
Gross profit margin of operating leases and solar energy systems incentives	46%	60%	68%
Solar energy systems and component sales	$83,512	$91,723	$84,856	$(8,211)	(9)%	$6,867	8%
Gross profit (loss) of solar energy systems and component sales	(2,117)	(10,742)	(4,046)	8,625	(80)%	(6,696)	165%
Gross profit (loss) margin of solar energy systems and component sales	(3)%	(13)%	(5)%
Total cost of revenue	$176,432	$124,468	$99,452	$51,964	42%	$25,016	25%
Total gross profit	78,599	39,369	27,456	39,230	100%	11,913	43%
Total gross profit margin	31%	24%	22%

2014 Compared to 2013

Cost of operating leases and solar energy systems incentives revenue increased by $60.2 million, or 184%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. This increase was primarily due to the increase in depreciation expense arising from the higher aggregate cost of solar energy systems placed in service under leases and power purchase agreements. Additionally, we incurred $14.4 million of increased period costs related to customer contract cancellations, our dedicated operations and maintenance department and customer warranties. We also incurred $9.4 million of increased expenses due to the continuing amortization of intangible assets related to the Zep Solar acquisition in the fourth quarter of 2013 and the Silevo acquisition in the third quarter of 2014. Furthermore, the percentage of depreciation expense that was offset by the amortization of U.S. Treasury grants received continued to decrease, from 42% for the year ended December 31, 2013 to 25% for the year ended December 31, 2014, as no significant new grants have been received in 2014 due to the winding-down of the U.S. Treasury grant program.

Cost of solar energy systems and component sales decreased by $8.2 million, or 9%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The increase in our total deployment of solar energy systems resulted in the allocation of overhead costs over more megawatts installed. In addition, the percentage of residential sales increased in 2014 which generally have higher gross margins, in comparison to larger scale commercial and government sales as recognized in the year ended December 31, 2013. Furthermore, non-recurring Zep Solar product sales in the year ended December 31, 2014 had generally higher gross margins than the solar energy systems sales. These factors contributed to an improvement in the gross margin loss from (13%) to (3%).

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

Cost of solar energy systems and components sales increased by $6.9 million, or 8%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The higher cost of solar energy systems sales was primarily due to the growth in operational costs to support our growth in current and new territories. Gross margins decreased from (5)% to (13)% due to low or negative margins on larger commercial and government jobs. We also recorded a $2.4 million higher provision for warranty and anticipated losses on contracts in the year ended December 31, 2013 as compared to the year ended December 31, 2012. Additionally, in the year ended December 31, 2013, we incurred period charges of $0.5 million related to inventory reserves and $0.5 million related to the cancellation of certain Zep Solar vendor purchases orders.

Operating Expenses

	Year Ended December 31,			Change 2014 vs. 2013		Change 2013 vs. 2012
(Dollars in thousands)	2014	2013	2012	$	%	$	%
Sales and marketing	$238,608	$97,426	$69,392	$141,182	145%	$28,034	40%
General and administrative	156,426	89,801	49,075	66,625	74%	40,726	83%
Research and development	19,162	1,520	—	17,642	1161%	1,520	100%
Total operating expenses	$414,196	$188,747	$118,467	$225,449	119%	$70,280	59%

2014 Compared to 2013

Sales and marketing expense increased by $141.2 million, or 145%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. This increase was primarily due to more expansive sales and marketing efforts, that have resulted in an increase in the overall backlog, number of customers and deployments. In particular, we acquired certain assets of a leading direct-to-consumer marketer, Paramount Energy, including its employees, technology and tools, in the third quarter of 2013, and we created a dedicated door-to-door direct sales group in the fourth quarter 2013. These initiatives increased the average number of personnel in sales and marketing departments by 180% for the year ended December 31, 2014 as compared to the year ended December 31, 2013. As a result of this growth in headcount, employee compensation costs increased by $88.9 million, of which $12.4 million was non-cash and related to stock-based compensation. In addition, facilities and operations costs increased by $13.0 million promotional marketing costs increased by $29.3 million and expenses from the non-cash amortization of marketing-related intangible assets, acquired through the Paramount Energy and Zep Solar acquisitions, increased by $8.9 million. We expect that our increased investment in sales and marketing efforts will continue to drive the future growth of our business.

General and administrative expense increased by $66.6 million, or 74%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. This increase was primarily due to the increase in the average number of personnel in general and administrative departments, which grew by 80% for the year ended December 31, 2014 as compared to the year ended December 31, 2013. As a result of this growth in headcount, employee compensation costs increased by $48.2 million, of which $25.0 million was non-cash and related to stock-based compensation, and facilities and operations costs increased by $7.9 million. In addition, professional services fees increased by $11.0 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013 primarily due to increased audit fees, our efforts with regard to compliance with the Sarbanes-Oxley Act of 2002 and increased financing activities.

Research and development expense increased by $17.6 million, or 1,161%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. This was primarily due to the product research and development activities undertaken by Zep Solar, which we acquired in the fourth quarter of 2013, and by Silevo, which we acquired in the third quarter 2014.

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

Other Income and Expenses

	Year Ended December 31,			Change 2014 vs. 2013		Change 2013 vs. 2012
(Dollars in thousands)	2014	2013	2012	$	%	$	%
Interest expense, net	$55,758	$25,738	$20,142	$30,020	117%	$5,596	28%
Other expense, net	10,611	1,441	2,519	9,170	636%	(1,078)	(43)%
Total interest and other expenses, net	$66,369	$27,179	$22,661	$39,190	144%	$4,518	20%

2014 Compared to 2013

Interest expense, net, increased by $30.0 million, or 117%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The interest expense, net, related to our cash borrowings increased by $31.6 million as a result of higher average carrying balances on our borrowing facilities for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The increase in interest expense, net, related to our cash borrowings was partially offset by a decrease of $1.6 million of interest expense, net, related to our lease pass-through fund arrangements, mainly due to lower average lease pass-through financing obligation balances during the year ended December 31, 2014 as compared to the year ended December 31, 2013.

Other expense, net, increased by $9.2 million, or 636%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The increase in other expense, net, was mainly due to a $4.5 million charge related to the settlement of certain debt in the year ended December 31, 2014 and a $1.9 million charge related to the accretion on the contingent consideration payable to certain Silevo employees negotiated as part of the Silevo acquisition agreement. Additionally, franchise taxes increased by $1.1 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013.

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

Provision for Income Taxes

	Year Ended December 31,			Change 2014 vs. 2013		Change 2013 vs. 2012
(Dollars in thousands)	2014	2013	2012	$	%	$	%
Income tax benefit (provision)	$26,736	$24,799	$(54)	$1,937	8%	$24,853	(46,024)%

2014 Compared to 2013

In 2014, we recorded a tax benefit of $26.7 million arising primarily from the release of deferred tax valuation allowances of $27.3 million upon the acquisition of Silevo offset by current state and foreign taxes of $0.6 million. The release of the valuation allowances was triggered by the recognition of $27.3 million of long-term deferred tax liabilities that were primarily related to the acquired intangible assets net of the net operating loss carryforwards assumed upon the acquisition. This is in comparison to 2013, when we recorded a tax benefit of $24.8 million arising from the release of deferred tax valuation allowances upon the acquisition of Zep Solar. The release of the valuation allowances was triggered by the recognition of $24.8 million of long-term deferred tax liabilities that were primarily related to the acquired intangible assets and the prior net operating losses assumed upon the acquisition.

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

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Year Ended December 31,			Change 2014 vs. 2013		Change 2013 vs. 2012
(Dollars in thousands)	2014	2013	2012	$	%	$	%
Net loss attributable to noncontrolling interests and redeemable noncontrolling	$(319,196)	$(95,968)	$(14,391)	$(223,228)	(233)%	$(81,577)	(567)%

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

2014 Compared to 2013

The net loss allocation to noncontrolling interests and redeemable noncontrolling interests for the year ended December 31, 2014 was primarily due to a $345.4 million loss allocation from financing funds into which we were selling or contributing assets. This loss allocation was partially offset by a $13.6 million income allocation related to financing funds that were fully funded and that we were not selling or contributing additional assets. Additionally, $12.3 million of income was allocated to noncontrolling interests and redeemable noncontrolling interests in an entity that has a lease pass-through fund arrangement with us, including $8.5 million of income allocated due to adjustments of the carrying value of the redeemable noncontrolling interest balance to its redemption amount following amendments to the contractual agreements of the entity that granted the investor redemption rights in conjunction with the termination of the lease pass-through fund arrangement. The net loss allocation to noncontrolling interests and redeemable noncontrolling interests for the year ended December 31, 2013 was primarily due to a $165.7 million loss allocation from financing funds into which we were selling or contributing assets. This loss allocation was partially offset by a $57.8 million income allocation related to a single financing fund whose contractual documents were amended in 2013. The amendments were made to ensure that the investor in this financing fund would earn, in the future, amounts equal to the anticipated shortfalls in U.S. Treasury grants related to the assets previously sold to this financing fund. Furthermore, $10.3 million of income was allocated to noncontrolling interests and redeemable noncontrolling interests in an entity that has a lease pass-through fund arrangement with us.

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

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2014	2014	2014	2014	2013	2013	2013	2013
	(in thousands, except share and per share amounts)
Revenue:
Operating leases and solar energy systems incentives	$49,205	$52,178	$43,181	$29,072	$22,363	$24,796	$20,608	$15,089
Solar energy systems and components sales	22,603	6,165	18,153	34,474	24,937	23,804	17,341	14,899
Total revenue	71,808	58,343	61,334	63,546	47,300	48,600	37,949	29,988
Cost of revenue:
Operating leases and solar energy systems incentives	30,387	25,728	20,826	15,979	11,580	8,619	6,794	5,752
Solar energy systems and components sales	26,455	6,640	17,635	32,782	25,874	26,128	23,014	16,707
Total cost of revenue	56,842	32,368	38,461	48,761	37,454	34,747	29,808	22,459
Gross profit	14,966	25,975	22,873	14,785	9,846	13,853	8,141	7,529
Operating expenses:
Sales and marketing	79,515	56,472	55,771	46,850	33,893	24,310	21,344	17,879
General and administrative	45,420	39,608	38,387	33,011	30,711	21,062	21,917	16,111
Research and development	10,004	4,235	3,000	1,923	547	364	349	260
Total operating expenses	134,939	100,315	97,158	81,784	65,151	45,736	43,610	34,250
Loss from operations	(119,973)	(74,340)	(74,285)	(66,999)	(55,305)	(31,883)	(35,469)	(26,721)
Interest expense, net	18,566	16,321	12,892	7,979	8,217	5,781	5,421	6,319
Other expense, net	6,318	2,961	1,307	25	1,016	123	162	140
Loss before income taxes	(144,857)	(93,622)	(88,484)	(75,003)	(64,538)	(37,787)	(41,052)	(33,180)
Income tax benefit (provision)	3,421	23,506	24	(215)	24,742	(23)	(25)	105
Net loss	(141,436)	(70,116)	(88,460)	(75,218)	(39,796)	(37,810)	(41,077)	(33,075)
Net (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests	(137,881)	(89,352)	(40,808)	(51,155)	(66,489)	(35,707)	(1,614)	7,842
Net (loss) income attributable to stockholders	$(3,555)	$19,236	$(47,652)	$(24,063)	$26,693	$(2,103)	$(39,463)	$(40,917)
Net (loss) income attributable to common stockholders
Basic	$(3,555)	$19,236	$(47,652)	$(24,063)	$26,693	$(2,103)	$(39,463)	$(40,917)
Diluted	$(3,555)	$19,236	$(47,652)	$(24,063)	$26,693	$(2,103)	$(39,463)	$(40,917)
Net (loss) income per share attributable to common stockholders
Basic	$(0.04)	$0.21	$(0.52)	$(0.26)	$0.31	$(0.03)	$(0.52)	$(0.54)
Diluted	$(0.04)	$0.19	$(0.52)	$(0.26)	$0.28	$(0.03)	$(0.52)	$(0.54)
Weighted-average shares used to compute net (loss) income per share attributable to common stockholders
Basic	96,296,151	93,323,687	92,251,767	91,412,126	87,358,869	79,918,110	76,529,698	75,186,430
Diluted	96,296,151	99,380,397	92,251,767	91,412,126	95,156,846	79,918,110	76,529,698	75,186,430

Liquidity and Capital Resources

The following table summarizes our consolidated cash flows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Consolidated cash flow data:
Net cash (used in) provided by operating activities	$(217,849)	$174,515	$39,794
Net cash used in investing activities	(1,344,814)	(729,899)	(428,520)
Net cash provided by financing activities	1,489,966	972,384	498,335
Net (decrease) increase in cash and cash equivalents	$(72,697)	$417,000	$109,609

We finance our operations, including the costs of acquisition and installation of solar energy systems, mainly through a variety of financing fund arrangements that we have formed with fund investors, credit facilities from banks, solar asset-backed notes, convertible notes, Solar Bonds and cash generated from our operations. As described below under”—Financing Activities— Debt and Financing Fund Commitments,” as of December 31, 2014, we had $219.0 million of available commitments from our fund investors that could be drawn without violating any covenants under our credit facilities through our asset monetization strategy and $273.1 million of unused borrowing capacity available under our debt agreements that could be drawn without violating any covenants under our credit facilities.

While we had a net loss for the year ended December 31, 2014, we believe that the aggregate of our existing cash and cash equivalents and short-term investments of $642.7 million, in addition to the funds available under our debt agreements and the funds available in our existing financing funds that can be drawn-down through our asset monetization strategy, will be sufficient to meet our cash requirements for at least the next 12 months. However, if, in the future, we are unable to comply with all of the covenants contained in our debt agreements or we are unable to obtain waivers of any non-compliance, then we might be considered in default under our debt agreements. In that circumstance, the payments due under our debt agreements could be accelerated, which would negatively impact our liquidity and capital resources. Under the terms of our Revolving Credit Facility, we are subject to the following financial covenants:

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

Operating Activities

In the year ended December 31, 2014, we utilized $217.8 million in net cash from operations. This cash outflow primarily resulted from a net loss of $375.2 million, reduced by non-cash items such as depreciation and amortization of $97.9 million, stock-based compensation of $65.6 million and non-cash interest expense of $13.6 million mainly related to lease pass-through financing obligations and increased by a reduction in lease pass-through financing obligation of $48.8 million and the release of $26.7 million of deferred tax asset valuation allowances as a result of the Silevo acquisition. The cash outflow also increased in part due to an increase in restricted cash of $17.7 million, an increase in rebates receivable of $9.9 million, an increase in inventories of $97.3 million, an increase in prepaid expenses and other current assets of $23.6 million, an increase in other assets of $32.0 million and a decrease in accrued and other liabilities of $22.7 million. This cash outflow was offset by an increase in deferred revenue under our joint venture and lease pass-through structures of $137.9 million relating to upfront lease payments received from customers, solar energy system incentive rebate payments received from various state and local governments and deferred investment tax credits revenue and an increase in accounts payable of $112.5 million.

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

In the year ended December 31, 2012, we generated $39.8 million in net cash from operations. This cash inflow primarily resulted from an increase in deferred revenue of $121.4 million relating to upfront lease payments received from customers and solar energy system incentive rebate payments received from various state and local governments, a decrease in inventories of $55.7 million, an increase in accrued and other liabilities of $70.1 million and a decrease in prepaid and other current assets of $7.9 million. The cash inflow was offset in part by a decrease in accounts payable of $99.6 million, an increase in incentive rebates receivable of $3.8 million, an increase in accounts receivable of $14.0 million and a net loss of $113.7 million, reduced by non-cash items such as depreciation and amortization of $20.8 million, stock-based compensation of $8.7 million and interest on lease pass-through financing obligation of $12.0 million and increased by a reduction in lease pass-through financing obligation of $16.2 million.

Investing Activities

Our investing activities consist primarily of the purchase of solar energy systems.

In the year ended December 31, 2014, we used $1,344.8 million in investing activities. Of this amount, we used $1,163.0 million on the design, acquisition and installation of solar energy systems under operating leases with our customers and the design and installation of solar energy systems under MyPower contracts, and $22.9 million in the acquisition of vehicles, office equipment, leasehold improvements and furniture and $0.5 million for the acquisition of the redeemable noncontrolling interest related to a single joint venture financing fund. We also invested $21.8 million in promissory notes receivable and other investments and $167.4 million in short-term investments in highly rated corporate debt securities and asset-backed securities. These expenditures were offset by $1.9 million net cash inflow from the acquisition of Silevo and $28.8 million from sales and maturities of short-term investments.

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

In the year ended December 31, 2012, we used $428.5 million in investing activities. Of this amount, we used $420.2 million on the design, acquisition and installation of solar energy systems under operating leases with our customers and $8.4 million in the acquisition of vehicles, office equipment, leasehold improvements and furniture.

Financing Activities

In the year ended December 31, 2014, we generated $1,490.0 million from financing activities. We received $552.8 million, net of issuance costs, from the issuance of convertible senior notes, and in conjunction with this issuance, we paid $65.2 million to enter into a capped call option agreement. We received $373.5 million, net of lender fees, from long-term debt and repaid $336.6 million of long-term debt. We received $262.9 million, net of issuance costs, from the issuance of solar asset-backed notes and repaid $5.9 million of the solar asset-backed notes. We received $44.6 million from fund investors in our lease pass-through financing funds and paid $12.0 million to fund investors in our lease pass-through financing funds. We also generated $778.0 million from proceeds from investments by various fund investors in our joint ventures and paid distributions to fund investors of $117.1 million. Additionally, we paid $2.2 million for deferred purchase consideration.

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

Debt and Financing Fund Commitments

		Carrying Value, Net
		of Fees
	Unpaid			Unused
	Principal			Borrowing
	Balance	Current	Long-Term	Capacity	Interest Rate	Maturity Dates
Recourse debt:
Revolving credit facility	$130,000	$—	$126,939	$54,935	3.4%	December 2016
Vehicle loans	9,724	2,647	7,077	—	1.9%-7.5%	March 2015 - June 2019
2.75% Convertible senior notes due in 2018	230,000	—	230,000	—	2.8%	November 2018
1.625% Convertible senior notes due in 2019	566,000	—	566,000	—	1.6%	November 2019
Solar Bonds	3,943	1,150	2,793	—	2.0%-4.0%	October 2015 - October 2018
Total recourse debt	939,667	3,797	932,809	54,935
Non-recourse debt:
Term loan assumed from Silevo acquisition	9,134	9,134	—	—	7.8%	June 2015
Term loan due in May 2016	34,195	—	33,497	90,805	3.2%	May 2016
Term loan due in December 2016	122,655	—	120,108	127,345	3.4%-3.5%	December 2016
Solar Asset-backed Notes, Series 2013-1	49,519	3,291	46,228	—	4.8%	November 2038
Solar Asset-backed Notes, Series 2014-1	67,676	2,779	64,897	—	4.6%	April 2044
Solar Asset-backed Notes, Series 2014-2	201,494	7,504	193,268	—	4.0%-Class A 5.4%-Class B	July 2044
Total non-recourse debt	484,673	22,708	457,998	218,150
Total debt	$1,424,340	$26,505	$1,390,807	$273,085

Recourse Debt Facilities:

Revolving Credit Facility

In September 2012, we entered into a revolving credit agreement with a syndicate of banks to obtain funding for working capital, letters of credit and funding for general corporate needs. The committed amount under the revolving credit facility was increased from $75.0 million to $200.0 million in 2013. The committed amount includes $15.1 million that have been assigned to letters of credit. Borrowed funds bear interest, at our option, at an annual rate of (a) 3.25% plus LIBOR or (b) 2.25% plus the highest of (i) the federal funds rate plus 0.50%, (ii) Bank of America’s published “prime rate” or (iii) LIBOR plus 1.00%. The fee for undrawn commitments is 0.375% per annum. The revolving credit facility is secured by certain of our machinery and equipment, accounts receivable, inventory and other assets. In each of June, July, September, October and December 2014, the revolving credit facility was amended to increase certain debt covenant thresholds, including those related to permitted investment amounts and capital expenditures by us, to make certain changes in connection with our acquisition of Silevo and to make certain changes in connection with the issuance and payment of certain loans and debt, among other things. We were in compliance with all debt covenants as of December 31, 2014.

Vehicle Loans

We have entered into various vehicle loan agreements with various financial institutions. The vehicle loans are secured by the vehicles financed. We were in compliance with all debt covenants as of December 31, 2014.

2.75% Convertible Senior Notes Due in 2018

In October 2013, we issued $230.0 million in aggregate principal of 2.75% convertible senior notes due on November 1, 2018 through a public offering. The net proceeds from the offering, after deducting transaction costs, were $222.5 million. The debt issuance costs were recorded in other assets and are being amortized to interest expense over the contractual term of the convertible senior notes.

Each $1,000 of principal of the convertible senior notes is initially convertible into 16.2165 shares of our common stock, which is equivalent to an initial conversion price of $61.67 per share, subject to adjustment upon the occurrence of specified events set forth in the applicable indenture. Holders of the convertible senior notes may convert their convertible senior notes at their option at any time up to and including the second scheduled trading day prior to maturity. If certain events that would constitute a make-whole fundamental change under the applicable indenture occur prior to the maturity date, we would increase the conversion rate for a holder who elects to convert its convertible senior notes in connection with such an event in certain circumstances. The maximum conversion rate is capped at 21.4868 shares for each $1,000 of principal of the convertible senior notes, which is equivalent to a minimum conversion price of $46.54 per share. The convertible senior notes do not have a cash conversion option. The convertible senior note holders may require us to repurchase their convertible senior notes for cash only under certain defined fundamental changes. We were in compliance with all debt covenants as of December 31, 2014.

1.625% Convertible Senior Notes Due in 2019

In September 2014, we issued $500.0 million in aggregate principal of 1.625% convertible senior notes due on November 1, 2019 through a private placement. The net amount from the issuance, after deducting transaction costs, was $488.3 million. In October 2014, we issued an additional $66.0 million in aggregate principal of the 1.625% convertible senior notes, pursuant to the exercise of an option by the initial purchasers. The net amount from the additional issuance, after deducting transaction costs, was $64.5 million. The debt issuance costs were recorded in other assets and are being amortized to interest expense over the contractual term of the convertible senior notes.

Each $1,000 of principal of the convertible senior notes is initially convertible into 11.972 shares of our common stock, which is equivalent to an initial conversion price of $83.53 per share, subject to adjustment upon the occurrence of specified events set forth in the applicable indenture. Holders of the convertible senior notes may convert their convertible senior notes at their option at any time up to and including the second scheduled trading day prior to maturity. If certain events that would constitute a make-whole fundamental change under the applicable indenture occur prior to the maturity date, we would increase the conversion rate for a holder who elects to convert its convertible senior notes in connection with such an event in certain circumstances. The maximum conversion rate is capped at 15.8629 shares for each $1,000 of principal of the convertible senior notes, which is equivalent to a minimum conversion price of $63.04 per share. The convertible senior notes do not have a cash conversion option. The convertible senior note holders may require us to repurchase their convertible senior notes for cash only under certain defined fundamental changes. We were in compliance with all debt covenants as of December 31, 2014.

In connection with the issuance of the convertible senior notes in September 2014, we paid $57.6 million to enter into capped call option agreements to reduce the potential dilution to holders of our common stock upon conversion of the convertible senior notes. In connection with the additional issuance of the convertible senior notes October 2014, we paid $7.6 million to enter into additional capped call option agreements. The capped call option agreements have a cap price of $126.08 and an initial strike price of $83.53, which is equal to the initial conversion price of the convertible senior notes. The capped call options expire on various dates ranging from September 4, 2019 to October 29, 2019. The capped call option agreements are separate transactions, are not a part of the terms of the convertible senior notes and do not affect the rights of the convertible senior note holders. The capped call option agreements met the criteria for equity classification and were recorded as reductions to additional paid-in capital. The capped call option agreements are excluded from the calculation of diluted net income (loss) per share attributable to common stockholders as their effect is antidilutive.

Solar Bonds

In October 2014, we commenced issuing Solar Bonds, which are senior unsecured obligations that are structurally subordinate to the indebtedness and other liabilities of our subsidiaries. We have offered Solar Bonds with terms ranging from one to seven years and interest rates ranging from 2.00% to 4.00% per annum. We intend to continue to issue Solar Bonds periodically. We were in compliance with all debt covenants as of December 31, 2014.

Non-Recourse Debt Facilities:

Term Loan Assumed From Silevo Acquisition

Through the Silevo acquisition, we assumed a pre-existing term loan with an outstanding principal balance of $9.1 million. The term loan bears interest at a fixed rate of 7.8% per annum and is denominated in the Chinese Yuan. The term loan is a liability of a subsidiary of Silevo only and is non-recourse to us and our other subsidiaries. We were in compliance with all debt covenants as of December 31, 2014.

Term Loan Due in May 2016

On May 23, 2014, one of our subsidiaries entered into an agreement with a syndicate of banks for a term loan of $125.0 million. The term loan bears interest at an annual rate of 3.00% to 4.00%, depending on the cumulative period the term loan has been outstanding, plus LIBOR or, at our option, plus the highest of (i) the Federal Funds Rate plus 0.50%, (ii) Bank of America’s published “prime rate” or (iii) LIBOR plus 1.00%. The term loan is secured by certain assets and cash flows of the subsidiary and is non-recourse to our other assets or cash flows. We were in compliance with all debt covenants as of December 31, 2014.

Term Loan Due in December 2016

On February 4, 2014, one of our subsidiaries entered into an agreement with a syndicate of banks for a term loan of $100.0 million. On February 20, 2014, the agreement was amended to increase the maximum term loan availability to $220.0 million. On March 20, 2014, the agreement was further amended to increase the maximum term loan availability to $250.0 million. The term loan bears interest at an annual rate of LIBOR plus 3.25% or, at our option, 3.25% plus the highest of (i) the Federal Funds Rate plus 0.50%, (ii) Bank of America’s published “prime rate” or (iii) LIBOR plus 1.00%. The term loan is secured by the assets and cash flows of the subsidiary and is non-recourse to our other assets. We were in compliance with all debt covenants as of December 31, 2014.

Solar Asset-backed Notes, Series 2013-1

We have structured and entered into various solar asset-backed note securitization transactions pursuant to our financial strategy of monetizing solar assets at the lowest cost of capital.

In November 2013, we pooled and transferred qualifying solar energy systems and the associated customer contracts into a special purpose entity, or SPE, and issued $54.4 million in aggregate principal of Solar Asset-backed Notes, Series 2013-1, backed by these solar assets to certain investors. The SPE is wholly owned by us and is consolidated in our financial statements. Accordingly, we did not recognize a gain or loss on the transfer of these solar assets. As of December 31, 2014, these solar assets had a carrying value of $143.9 million and are included under solar energy systems, leased and to be leased — net, in our consolidated balance sheets. The Solar Asset-backed Notes were issued at a discount of 0.05%. The cash flows generated by these solar assets are used to service the monthly principal and interest payments on the Solar Asset-backed Notes and satisfy the SPE’s expenses, and any remaining cash is distributed to one of our wholly owned subsidiaries. We recognize revenue earned from the associated customer contracts in accordance with our revenue recognition policy. The assets and cash flows generated by the qualifying solar energy systems are not available to our other creditors, and the creditors of the SPE, including the Solar Asset-backed Note holders, have no recourse to our other assets. We contracted with the SPE to provide operations and maintenance and administrative services for the qualifying solar energy systems. We were in compliance with all debt covenants as of December 31, 2014.

Solar Asset-backed Notes, 2014-1

In April 2014, we pooled and transferred qualifying solar energy systems and the associated customer contracts into a SPE and issued $70.2 million in aggregate principal of Solar Asset-backed Notes, Series 2014-1, backed by these solar assets to certain investors. The SPE is wholly owned by us and is consolidated in our financial statements. Accordingly, we did not recognize a gain or loss on the transfer of these solar assets. As of December 31, 2014, these solar assets had a carrying value of $134.4 million and are included under solar energy systems, leased and to be leased — net, in our consolidated balance sheets. The Solar Asset-backed Notes were issued at a discount of 0.01%. The cash flows generated by these solar assets are used to service the monthly principal and interest payments on the Solar Asset-backed Notes and satisfy the SPE’s expenses, and any remaining cash is distributed to one of our wholly owned subsidiaries. We recognize revenue earned from the associated customer contracts in accordance with our revenue recognition policy. The assets and cash flows generated by the qualifying solar energy systems are not available to our other creditors, and the creditors of the SPE, including the Solar Asset-backed Note holders, have no recourse to our other assets. We contracted with the SPE to provide operations and maintenance and administrative services for the qualifying solar energy systems. We were in compliance with all debt covenants as of December 31, 2014.

Solar Asset-backed Notes, Series 2014-2

In July 2014, we pooled and transferred qualifying solar energy systems and the associated customer contracts into a SPE and issued $160.0 million in aggregate principal of Solar Asset-backed Notes, Series 2014-2, Class A, and $41.5 million in aggregate principal of Solar Asset-backed Notes, Series 2014-2, Class B, to certain investors. The SPE is wholly owned by us and is consolidated in our financial statements. Accordingly, we did not recognize a gain or loss on the transfer of these solar assets. As of December 31, 2014, these solar assets had a carrying value of $285.6 million and are included under solar energy systems, leased and to be leased — net, in our consolidated balance sheets. The Solar Asset-backed Notes were issued at a discount of 0.01%. These solar assets and the associated customer contracts are leased to an investor under a lease pass-through fund arrangement that we have accounted for as a borrowing. The rent paid by the investor under the lease pass-through fund arrangement is used (and, following the expiration of the lease pass-through fund arrangement, the cash generated by these solar assets will be used) to service the monthly principal and interest payments on the Solar Asset-backed Notes and satisfy the SPE’s expenses, and any remaining cash is distributed to one of our wholly owned subsidiaries. We recognize revenue earned from the associated customer contracts in accordance with our revenue recognition policy. The assets and cash flows generated by these solar assets are not available to our other creditors, and the creditors of the SPE, including the Solar Asset-backed Note holders, have no recourse to our other assets. We contracted with the SPE to provide operations and maintenance and administrative services for the qualifying solar energy systems. We were in compliance with all debt covenants as of December 31, 2014.

In connection with the transfer of the assets into the SPE in July 2014, we paid $129.3 million to fully settle the term loan obtained on June 7, 2013 that was due in June 2015, as noted below.

Working Capital Financing

On May 26, 2010, one of our subsidiaries entered into a financing agreement with a bank to obtain funding for working capital. The amount available to be borrowed under the financing agreement was determined based on the present value of expected future lease receipts from solar energy systems owned by the subsidiary and leased to customers, up to a maximum of $16.3 million. The working capital financing was funded in four tranches and was available for draw-down through March 31, 2011. Each tranche bore interest at an annual rate of 2.00% plus the swap rate applicable to the average life of the scheduled lease receipts for the tranche. The working capital financing was secured by substantially all of the subsidiary’s assets and was nonrecourse to our other assets. On July 2, 2014, we fully repaid the outstanding balance of and terminated the working capital financing, recognizing a loss on debt extinguishment of $0.4 million within other expense – net in our consolidated statements of operations.

Credit Facility for SolarStrong

On November 21, 2011, one of our subsidiaries entered into an agreement with a bank for a credit facility of up to $350.0 million. The credit facility was to be used to partially fund our SolarStrong initiative. The credit facility was to be drawn-down in tranches, with the interest rates determined when the amounts were drawn-down. The credit facility was secured by the assets of the SolarStrong initiative and was non-recourse to our other assets. On December 24, 2014, we paid $5.5 million to fully settle the outstanding balance of and terminate the credit facility due to the unfavorable financing economics of this facility. As a result, we recognized a loss on debt extinguishment of $2.6 million within other expense – net in our consolidated statements of operations. The SolarStrong initiative is still an important part of our strategy and is being financed through other more cost-efficient funding sources.

Term Loan Due in June 2015

On June 7, 2013, one of our subsidiaries entered into an agreement with a syndicate of banks for a term loan of $100.0 million. On January 6, 2014, the agreement was amended to increase the maximum term loan availability to $158.0 million. Each tranche of the term loan bore interest at an annual rate of LIBOR plus 3.25%. The term loan was secured by the assets and cash flows of the subsidiary and was non-recourse to our other assets. On July 31, 2014, we fully repaid the outstanding balance of and terminated the term loan in connection with the issuance of Solar Asset-backed Notes, Series 2014-2, as described above. Upon the termination of this facility, we recognized a loss on debt extinguishment of $1.5 million within other expense – net in our consolidated statements of operations.

Financing Fund Commitments

We have financing fund commitments from several fund investors that we can draw upon in the future upon the achievement of specific funding criteria. As of December 31, 2014, we had entered into 41 financing funds that had a total of $219.0 million of undrawn committed capital. From our significant customer backlog, we allocate to our financing funds leases, power purchase agreements and the related economic benefits associated with the solar energy systems, in accordance with the criteria of each fund. Upon such allocation and upon our satisfaction of the conditions precedent to drawing upon such commitments, we are able to draw down on the financing fund commitments. Once received, these proceeds provide working capital to deliver solar energy systems to our customers and form part of our general working capital.

Contractual Obligations

Set forth below is information concerning our contractual commitments and obligations as of December 31, 2014:

		Less Than			More Than 5
	Total	1 Year	1-3 Years	3-5 Years	Years
Long-term borrowings(1)	$1,424,340	$26,520	$320,043	$827,667	$250,110
Firm purchase commitments	372,647	348,260	12,596	11,791	—
Interest(2)	194,384	41,474	69,192	47,356	36,362
Lease obligations	139,222	26,432	42,623	25,307	44,860
Performance guarantee	1,573	1,573	—	—	—
Total	$2,132,166	$444,259	$444,454	$912,121	$331,332

(1)

Included in the 2018 and 2019 long-term borrowings commitments are $230.0 million and 566.0 million, respectively, related to convertible senior notes. These notes do not have a cash conversion option and are therefore are expected to be settled in shares of our common stock.

(2)

Represents obligations for interest payments on long-term borrowings and sale-leaseback financing obligations, and includes projected interest on variable-rate long-term borrowings based on interest rates as of December 31, 2014.

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

Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and other operating expenses and reducing our funds available for capital investments, operations or other purposes. In addition, we must use a substantial portion of our cash inflows to service our borrowings, which may affect our ability to make future acquisitions or capital expenditures. A hypothetical 10% change in our interest rates would have increased our interest expense for the year ended December 31, 2014 and 2013 by $0.9 million and $0.5 million, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SOLARCITY CORPORATION

The supplementary data required by Item 8 is presented under Part II, Item 7 and is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

SolarCity Corporation

We have audited the accompanying consolidated balance sheets of SolarCity Corporation (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, convertible redeemable preferred stock and equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SolarCity Corporation at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

February 24, 2015

SolarCity Corporation

Consolidated Balance Sheets

(In Thousands, Except Share Par Values)

	December 31,	December 31,
	2014	2013

Assets
Current assets:
Cash and cash equivalents	$504,383	$577,080
Short-term investments	138,311	—
Restricted cash	20,875	19,182
Accounts receivable (net of allowances for doubtful accounts of $1,941 and $955 as of December 31, 2014 and December 31, 2013, respectively)	22,708	23,011
Rebates receivable - net	30,021	20,131
Inventories	217,223	111,394
Deferred income tax asset	13,149	9,845
Prepaid expenses and other current assets	55,729	27,020
Total current assets	1,002,399	787,663
Solar energy systems, leased and to be leased - net	2,796,796	1,682,521
Property, plant and equipment - net	101,914	22,407
Goodwill and intangible assets - net	539,557	278,169
Customer notes receivable, net of current portion	34,544	—
Other assets	111,001	38,774
Total assets(1)	$4,586,211	$2,809,534
Liabilities and equity
Current liabilities:
Accounts payable	$237,809	$121,556
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	8,552	20,390
Current portion of deferred U.S. Treasury grant income	15,330	15,340
Accrued and other current liabilities	152,408	72,157
Customer deposits	10,560	8,828
Current portion of deferred revenue	86,238	59,899
Current portion of long-term debt	12,931	7,422
Current portion of solar asset-backed notes	13,574	3,155
Current portion of lease pass-through financing obligation	29,241	29,041
Current portion of sale-leaseback financing obligation	448	418
Total current liabilities	567,091	338,206
Deferred revenue, net of current portion	557,408	410,161
Long-term debt, net of current portion	290,414	238,612
Convertible senior notes	796,000	230,000
Solar asset-backed notes, net of current portion	304,393	49,780
Long-term deferred tax liability	13,194	9,238
Lease pass-through financing obligation, net of current portion	59,490	64,167
Sale-leaseback financing obligation, net of current portion	13,889	14,338
Deferred U.S. Treasury grant income, net of current portion	397,486	412,469
Other liabilities and deferred credits	244,474	193,439
Total liabilities(1)	3,243,839	1,960,410
Commitments and contingencies (Note 22)
Redeemable noncontrolling interests in subsidiaries	186,788	44,709
Stockholders' equity:
Common stock, $0.0001 par value - authorized, 1,000,000 shares as of December 31, 2014 and December 31, 2013; issued and outstanding, 96,521 and 91,009 shares as of December 31, 2014 and December 31, 2013, respectively	10	10
Additional paid-in capital	1,003,992	819,914
Accumulated deficit	(258,360)	(202,326)
Total stockholders' equity	745,642	617,598
Noncontrolling interests in subsidiaries	409,942	186,817
Total equity	1,155,584	804,415
Total liabilities and equity	$4,586,211	$2,809,534

(1)

SolarCity Corporation’s, or the Company’s, consolidated assets as of December 31, 2014 and 2013 include $1,672,370 and $823,165, respectively, being assets of variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs. These assets include solar energy systems, leased and to be leased - net of $1,581,459 and $759,148 as of December 31, 2014 and 2013, respectively; property, plant and equipment - net of $24,286 and $0 as of December 31, 2014 and 2013, respectively; cash and cash equivalents of $27,820 and $35,141 as of December 31, 2014 and 2013, respectively; inventory of $614 and $0 as of December 31, 2014 and 2013, respectively; restricted cash, short-term, of $106 and $115 as of December 31, 2014 and 2013, respectively; accounts receivable - net of $6,769 and $4,802 as of December 31, 2014 and 2013, respectively; prepaid expenses and other current assets of $1,839 and $3,831 as of December 31, 2014 and 2013, respectively; rebates receivable of $25,397 and $17,351 as of December 31, 2014 and 2013, respectively; restricted cash long-term, of $300 and $0 as of December 31, 2014 and 2013,respectively; and other assets of $3,780 and $2,777 as of December 31, 2014 and 2013, respectively. The Company’s consolidated liabilities as of December 31, 2014 and 2013 included $27,808 and $19,853, respectively, being liabilities of VIEs whose creditors have no recourse to the Company. These liabilities include distributions payable to noncontrolling interests and redeemable noncontrolling interests of $8,552 and $20,390 as of December 31, 2014 and 2013, respectively; customer deposits of $6,405 and $5,291 as of December 31, 2014 and 2013, respectively; accounts payable of $2,748 and $0 as of December 31, 2014 and 2013, respectively; accrued and other payables of $969 and $615 as of December 31, 2014 and 2013, respectively; and bank borrowings of $9,134 and $5,733 as of December 31, 2014 and 2013, respectively.

See the further description in Note 3, Acquisitions, and Note 12, VIE Fund Arrangements.

See accompanying notes.

SolarCity Corporation

Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Amounts)

	Year Ended December 31,
	2014	2013	2012
Revenue:
Operating leases and solar energy systems incentives	$173,636	$82,856	$46,098
Solar energy systems and components sales	81,395	80,981	80,810
Total revenue	255,031	163,837	126,908
Cost of revenue:
Operating leases and solar energy systems incentives	92,920	32,745	14,596
Solar energy systems and components sales	83,512	91,723	84,856
Total cost of revenue	176,432	124,468	99,452
Gross profit	78,599	39,369	27,456
Operating expenses:
Sales and marketing	238,608	97,426	69,392
General and administrative	156,426	89,801	49,075
Research and development	19,162	1,520	—
Total operating expenses	414,196	188,747	118,467
Loss from operations	(335,597)	(149,378)	(91,011)
Interest expense - net	55,758	25,738	20,142
Other expense - net	10,611	1,441	2,519
Loss before income taxes	(401,966)	(176,557)	(113,672)
Income tax benefit (provision)	26,736	24,799	(54)
Net loss	(375,230)	(151,758)	(113,726)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(319,196)	(95,968)	(14,391)
Net loss attributable to stockholders	$(56,034)	$(55,790)	$(99,335)
Net loss attributable to common stockholders
Basic	$(56,034)	$(55,790)	$(109,426)
Diluted	$(56,034)	$(55,790)	$(109,703)
Net loss per share attributable to common stockholders
Basic	$(0.60)	$(0.70)	$(7.68)
Diluted	$(0.60)	$(0.70)	$(7.69)
Weighted average shares used to compute net loss per share attributable to common stockholders
Basic	93,333,880	79,781,976	14,240,187
Diluted	93,333,880	79,781,976	14,267,767

See accompanying notes.

SolarCity Corporation

Consolidated Statements of Convertible Redeemable Preferred Stock and Equity

(In Thousands, Except Per Share Amounts)

							Total
					Additional		Stockholders'	Noncontrolling
	Convertible Redeemable				Paid-In	Accumulated	Equity	Interests in	Total
	Preferred Stock		Common Stock		Capital	Deficit	(Deficit)	Subsidiaries	Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2012	41,893	$125,722	10,465	$1	$9,538	$(47,201)	$(37,662)	$100,338	$62,676
Issuance of common stock upon exercise of stock options for cash	—	—	902	—	1,724	—	1,724	—	1,724
Contributions from noncontrolling interests	—	—	—	—	—	—	—	115,133	115,133
Stock-based compensation expense	—	—	—	—	11,179	—	11,179	—	11,179
Issuance of Series C convertible redeemable preferred stock upon exercise of warrants	113	1,480	—	—	—	—	—	—	—
Issuance of Series F convertible redeemable preferred stock upon exercise of warrants	8	150	—	—	—	—	—	—	—
Issuance of Series G convertible redeemable preferred stock at $23.92 per share, net of issuance cost of $132	3,387	81,218	—	—	—	—	—	—	—
Issuance of common stock from initial public offering of common stock, net of underwriters discount and commissions and issuance cost of $12,895	—	—	13,160	1	92,385	—	92,386	—	92,386
Conversion of convertible redeemable preferred stock to common stock upon initial public offering of common stock	(45,401)	(208,570)	50,386	5	208,565	—	208,570	—	208,570
Conversion of convertible redeemable preferred stock warrants to common warrants upon initial public offering of common stock	—	—	—	—	5,821	—	5,821	—	5,821
Net loss	—	—	—	—	—	(99,335)	(99,335)	(23,087)	(122,422)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(95,591)	(95,591)
Acquisition of noncontrolling interest in subsidiaries	—	—	—	—	918	—	918	—	918
Balance at December 31, 2012	—	$—	74,913	$7	$330,130	$(146,536)	$183,601	$96,793	$280,394
Contributions from noncontrolling interests	—	—	—	—	—	—	—	189,779	189,779
Issuance of common stock from a subsequent public offering, net of underwriting discounts and commissions and issuance costs of $7,888	—	—	3,910	1	174,082	—	174,083	—	174,083
Issuance of common stock upon acquisition of assets of Paramount Energy, net of issuance costs of $70	—	—	3,675	1	108,733	—	108,734	—	108,734
Issuance of common stock upon acquisition of Zep Solar	—	—	2,752	1	140,561	—	140,562	—	140,562
Issuance of common stock options upon acquisition of Zep Solar	—	—	—	—	14,893	—	14,893	—	14,893
Stock-based compensation expense	—	—	—	—	27,936	—	27,936	—	27,936
Issuance of common stock upon exercise of stock options for cash	—	—	4,260	—	15,545	—	15,545	—	15,545
Issuance of common stock upon vesting of restricted stock units	—	—	14	—	—	—	—	—	—
Issuance of common stock upon exercise of stock warrants for cash	—	—	1,485	—	8,034	—	8,034	—	8,034
Net (loss) income	—	—	—	—	—	(55,790)	(55,790)	22,886	(32,904)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(122,641)	(122,641)
Balance at December 31, 2013	—	$—	91,009	$10	$819,914	$(202,326)	$617,598	$186,817	$804,415
Contributions from noncontrolling interests	—	—	—	—	—	—	—	517,471	517,471

							Total
					Additional		Stockholders'	Noncontrolling
	Convertible Redeemable				Paid-In	Accumulated	Equity	Interests in	Total
	Preferred Stock		Common Stock		Capital	Deficit	(Deficit)	Subsidiaries	Equity
	Shares	Amount	Shares	Amount
Issuance of common stock upon acquisition of Silevo	—	—	2,284	—	137,958	—	137,958	—	137,958
Issuance of restricted stock units upon acquisition of Silevo	—	—	—	—	132	—	132	—	132
Purchase of capped call options	—	—	—	—	(65,203)	—	(65,203)		(65,203)
Stock-based compensation expense	—	—	—	—	88,936	—	88,936	—	88,936
Issuance of common stock upon exercise of stock options for cash	—	—	3,176	—	20,255	—	20,255	—	20,255
Issuance of common stock upon vesting of restricted stock units	—	—	52	—	—	—	—		—
Acquisition of noncontrolling interest in subsidiaries	—	—	—	—	2,000	—	2,000	—	2,000
Net loss	—	—	—	—	—	(56,034)	(56,034)	(178,124)	(234,158)
Transfers to redeemable noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	(25,248)	(25,248)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(90,974)	(90,974)
Balance at December 31, 2014	—	$—	96,521	$10	$1,003,992	$(258,360)	$745,642	$409,942	$1,155,584

See accompanying notes.

SolarCity Corporation

Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended December 31,
	2014	2013	2012
Operating activities:
Net loss	$(375,230)	$(151,758)	$(113,726)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss on disposal of property, plant and equipment and construction in progress	1,404	60	17
Depreciation and amortization net of amortization of deferred U.S. Treasury grant income	97,880	41,448	20,809
Non cash interest and other expense	13,631	13,438	12,001
Stock-based compensation, net of amounts capitalized	65,562	21,262	8,677
Revaluation of convertible redeemable preferred stock warrants	—	—	1,898
Revaluation of preferred stock forward contract	—	—	350
Loss on extinguishment of long-term debt	4,533	306	—
Deferred income taxes	(26,680)	(25,424)	13
Reduction in lease pass-through financing obligation	(48,837)	(35,675)	(16,159)
Changes in operating assets and liabilities:
Restricted cash	(17,699)	(13,059)	(864)
Accounts receivable	945	2,911	(13,978)
Rebates receivable	(9,890)	(2,630)	(3,817)
Inventories	(97,347)	(19,954)	55,734
Prepaid expenses and other current assets	(23,579)	(19,276)	7,914
Other assets	(32,019)	(6,882)	(4,939)
Accounts payable	112,480	50,750	(99,600)
Accrued and other liabilities	(22,676)	84,444	70,133
Customer deposits	1,732	919	(6,024)
Deferred revenue	137,941	233,635	121,355
Net cash (used in) provided by operating activities	(217,849)	174,515	39,794
Investing activities:
Payments for the cost of solar energy systems, leased and to be leased	(1,162,963)	(716,947)	(420,153)
Purchase of property, plant and equipment	(22,892)	(9,126)	(8,367)
Investment in promissory notes receivable and other investments	(21,750)	—	—
Purchases of short-term investments	(167,397)	—	—
Proceeds from sales and maturities of short-term investments	28,764	—	—
Acquisition of business, net of cash acquired	1,874	(3,826)	—
Payments to acquire redeemable noncontrolling interest in a subsidiary	(450)	—	—
Net cash used in investing activities	(1,344,814)	(729,899)	(428,520)

	Year Ended December 31,
	2014	2013	2012
Financing activities:
Investment fund financings, bank and other borrowings:
Borrowings under long-term debt	373,453	203,228	152,804
Repayments of long-term debt	(336,557)	(65,328)	(77,299)
Proceeds from issuance of solar asset-backed notes	262,880	51,334	—
Repayments of borrowings under solar asset-backed notes	(5,932)	(1,461)	—
Payment of deferred purchase consideration	(2,206)	(3,382)	—
Repayments of sale-leaseback financing obligation	(419)	(388)	(361)
Proceeds from lease pass-through financing obligation	44,563	57,780	145,846
Repayments of lease pass-through financing obligation	(12,041)	(41,148)	—
Repayment of capital lease obligations	(2,772)	(1,594)	(28,442)
Proceeds from investment by noncontrolling interests and redeemable noncontrolling interests in subsidiaries	777,963	362,692	161,426
Distributions paid to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	(117,125)	(137,005)	(144,493)
Proceeds from U.S. Treasury grants	342	127,476	113,648
Net cash provided by financing activities before equity and convertible notes issuances	982,149	552,204	323,129
Equity and convertible notes issuances:
Proceeds from issuance of common stock	—	174,083	92,386
Proceeds from issuance of convertible senior notes	552,765	222,518	—
Purchase of capped call options	(65,203)	—	—
Proceeds from exercise of stock options	20,255	15,545	1,724
Proceeds from exercise of common stock warrants	—	8,034	—
Proceeds from exercise of convertible redeemable preferred stock warrants	—	—	228
Proceeds from issuance of convertible redeemable preferred stock	—	—	80,868
Net cash provided by equity and convertible notes issuances	507,817	420,180	175,206
Net cash provided by financing activities	1,489,966	972,384	498,335
Net (decrease) increase in cash and cash equivalents	(72,697)	417,000	109,609
Cash and cash equivalents, beginning of period	577,080	160,080	50,471
Cash and cash equivalents, end of period	$504,383	$577,080	$160,080
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$22,702	$6,603	$6,710
Cash paid (received) during the period for taxes	$1,881	$(1,726)	$2,689
Noncash investing and financing activities
Conversion of convertible redeemable preferred stock upon initial public offering of common stock	$—	$—	$208,570
Conversion of convertible redeemable preferred stock warrants to common stock warrants upon initial public offering of common stock	$—	$—	$5,821

See accompanying notes.

SolarCity Corporation

Notes to Consolidated Financial Statements

1. Organization

SolarCity Corporation, or the Company, was incorporated as a Delaware corporation on June 21, 2006. The Company is engaged in the design, manufacture, installation and sale or lease of solar energy systems to residential and commercial customers, or sale of electricity generated by solar energy systems to customers. The Company’s headquarters are located in San Mateo, California.

2. Summary of Significant Accounting Policies and Procedures

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, or GAAP, and reflect the accounts and operations of the Company and those of its subsidiaries in which the Company has a controlling financial interest. In accordance with the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 810, Consolidation, the Company consolidates any variable interest entity, or VIE, of which it is the primary beneficiary. The typical condition for a controlling financial interest ownership is holding a majority of the voting interests of an entity; however, a controlling financial interest may also exist in entities, such as VIEs, through arrangements that do not involve controlling voting interests. ASC 810 requires a variable interest holder to consolidate a VIE if that party has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company does not consolidate a VIE in which it has a majority ownership interest when the Company is not considered the primary beneficiary. The Company has determined that it is the primary beneficiary of a number of VIEs (see Note 3, Acquisitions, and Note 12, VIE Fund Arrangements). The Company evaluates its relationships with all the VIEs on an ongoing basis to ensure that it continues to be the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.

The Company and its subsidiaries’ fiscal quarters and years are the same as calendar quarters and years except for one acquired subsidiary, Silevo, Inc., or Silevo, which continues to have fiscal quarters based on 13-week periods and fiscal years based on 52-week periods. For 2014, Silevo’s fiscal year ended on December 27, 2014, and it did not have any material activity between that date and December 31, 2014.

Reclassifications

Prior period research and development expenses were reclassified from general and administrative expense and disclosed separately as research and development expense in the consolidated financial statements and accompanying notes in order to provide comparability to current period balances. The reclassifications did not impact prior period results of operations, cash flows, total assets, total liabilities or total equity.

Use of Estimates

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management regularly makes significant estimates and assumptions regarding the selling price of undelivered elements for revenue recognition purposes, the collectability of accounts and rebates receivable, the valuation of inventories, the labor costs for long-term contracts used as a basis for determining the percentage of completion for such contracts, the fair values and residual values of solar energy systems subject to leases, the accounting for business combinations, the fair values and useful lives of acquired tangible and intangible assets, the fair value of debt assumed under business combinations, the fair value of contingent consideration payable under business combinations, the fair value of short-term investments, the useful lives of solar energy systems, property, plant and equipment, the determination of accrued warranty, the determination of accrued performance guarantee, the determination of lease pass-through financing obligations, the discount rates used to determine the fair values of investment tax credits, the valuation of stock-based compensation, the determination of valuation allowances associated with deferred tax assets, asset impairment and other items. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ materially from those estimates.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

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

Short-Term Investments

The Company’s short-term investments comprise of corporate debt securities and asset-backed securities. The Company classifies short-term investments as available-for-sale and carries them at fair value, with any unrealized gains or losses recognized as other comprehensive income or loss in the consolidated balance sheet. The specific identification method is used to determine the cost of any securities disposed of, with any realized gains or losses recognized as other income or expense in the consolidated statement of operations. Short-term investments are anticipated to be used for current operations and are, therefore, classified as current assets even though their maturities may extend beyond one year. The Company periodically reviews short-term investments for impairment. In the event a decline in value is determined to be other-than-temporary, an impairment loss is recognized. When determining if a decline in value is other-than-temporary, the Company takes into consideration the current market conditions and the duration and severity of and the reason for the decline, as well as the likelihood that it would need to sell the security prior to a recovery of par value.

The Company did not have any short-term investments as of December 31, 2013. As of December 31, 2014, short-term investments were comprised of $126.2 million of corporate debt securities and $12.1 million of asset-backed securities. The costs of these securities approximated their fair values, and there were no material gross realized or unrealized gains, gross realized or unrealized losses or impairment losses recognized for the year ended December 31, 2014. As of December 31, 2014, all short-term investments were scheduled to mature within the next twelve months.

Restricted Cash

Restricted cash includes cash received from certain fund investors that had not been released for use by the Company, cash held to service certain payments under various securitization transactions including management expenses and principal and interest payments to solar asset-backed note holders and balances collateralizing outstanding letters of credit, outstanding credit card borrowing facilities and obligations under certain operating leases.

Accounts Receivable

Accounts receivable primarily represent trade receivables from sales to residential and commercial customers recorded at net realizable value. The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible accounts receivable. The Company reviews its accounts receivable by aging category to identify significant customer balances with known disputes or collection issues. In determining the allowance, the Company makes judgments about the creditworthiness of a majority of its customers based on ongoing credit evaluations. The Company also considers its historical level of credit losses and current economic trends that might impact the level of future credit losses. The Company writes off accounts receivable when they are deemed uncollectible.

Customer Notes Receivable

In the fourth quarter of 2014, the Company launched MyPower, a program that offers residential customers the option to finance the purchase of solar energy systems through a 30-year loan provided by a wholly owned subsidiary of the Company. In order to qualify for a loan, a customer must pass the Company’s credit evaluation process, and the loans are secured by the solar energy systems financed. The outstanding loan balances, net of any allowance for potentially uncollectible amounts, are presented on the consolidated balance sheets as a component of prepaid expenses and other current assets for the current portion and as customer notes receivable, net of current portion, for the long-term portion. In determining the allowance and credit quality, the Company identifies significant customers with known disputes or collection issues and considers its historical level of credit losses and current economic trends that might impact the level of future credit losses. Customer notes receivable that are individually impaired are charged-off as a write-off of allowance for losses. As of December 31, 2014, there were no significant customers with known disputes or collection issues, and the amount of potentially uncollectible amounts was also insignificant. Accordingly, the Company did not establish an allowance for losses against customer notes receivable. In addition, there were no non-accrual or past due customer notes receivable as of December 31, 2014.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

Rebates Receivable

Rebates receivable represent rebates due from utility companies and government agencies. These receivables include rebates that have been assigned to the Company by its cash customers on state-approved solar energy system installations sold to the customers and also uncollected incentives from state and local government agencies for solar energy system installations that have been leased to customers or are used to generate and sell electricity to customers under power purchase agreements. For the rebates assigned to the Company by its customers, the Company assumes the responsibility for the application and collection of the rebate. The processing cycle for these rebates and incentives involves a multi-step process in which the Company accumulates and submits information required by the utility company or state agency necessary for the collection of the rebate. The entire process typically can take up to several months to complete. The Company recognizes rebates receivable upon the solar energy system passing inspection by the utility or authority having jurisdiction after completion of system installation. The Company maintains an allowance to reserve for potentially uncollectible rebates. In determining the allowance, the Company makes judgments based on the length of period that a rebate amount has been outstanding and reasons for the delays in collecting the rebate.

Concentrations of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, accounts receivable and rebates receivable. The associated risk of concentration for cash and cash equivalents is mitigated by banking with creditworthy institutions. At certain times, amounts on deposit exceed federal deposit insurance limits. The associated risk of concentration for short-term investments is mitigated by holding a diversified portfolio of highly rated short-term investments. The Company does not require collateral or other security to support accounts receivable. To reduce credit risk, management performs periodic credit evaluations and ongoing evaluations of its customers’ financial condition. Rebates receivable are due from various states and local governments as well as various utility companies. The Company maintains reserves for any amounts that it considers to be uncollectable.

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

ASC 820 requires that the valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820 establishes a three-tier fair value hierarchy, which prioritizes inputs that may be used to measure fair value as follows:

●	Level 1—Observable inputs that reflect quoted prices for identical assets or liabilities in active markets.
●

Level 2—Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As of December 31, 2013, there were no fair value measurements of assets or liabilities subsequent to initial recognition. As of December 31, 2014, the assets and liabilities carried at fair value on a recurring basis included cash equivalents, short-term investments and contingent consideration (see Note 3, Acquisitions). As of December 31, 2014, the fair value of the Company’s cash equivalents, short-term investments and contingent consideration were as follows (in thousands):

	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$54,229	$—	$—
Corporate debt securities	$—	$7,599	$—
Short-term investments:
Corporate debt securities	$—	$126,159	$—
Asset-backed securities	$—	$12,152	$—
Liabilities:
Contingent consideration	$—	$—	$117,197

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

The Company classified its money market funds within Level 1 because their fair values are based on their quoted market prices. The Company classified its corporate debt securities and asset-backed securities within Level 2 because their fair values are determined using alternative pricing sources and models that utilized market observable inputs to determine their fair values. The Company classified its contingent consideration within Level 3 because their fair values are determined using unobservable probability estimates and an unobservable estimated discount rate applicable to the acquisition to determine the fair value. Furthermore, during the year ended December 31, 2014, there were no transfers between the levels of the fair value hierarchy.

The contingent consideration is dependent on the achievement of specified production milestones for the acquired business as discussed in Note 3, Acquisitions. The fair value of the contingent consideration is directly proportional to the estimated probabilities of achievement of these milestones. As of December 31, 2014, the estimated probabilities ranged from 90% to 95%, the estimated discount rates ranged from 5.0% to 7.0%, $42.0 million was included under accrued and other current liabilities on the consolidated balance sheets and $75.2 million was included under other liabilities and deferred credits on the consolidated balance sheets. The following table summarizes the activity of the Level 3 contingent consideration balance in the year ended December 31, 2014 (in thousands):

Balance - beginning of the period	$—
Acquisition of Silevo	115,319
Change in fair value recorded in other income (expense) - net	1,878
Balance - end of the period	$117,197

The Company’s financial instruments that are not re-measured at fair value include accounts receivable, customer notes receivable, rebates receivable, accounts payable, customer deposits, distributions payable to noncontrolling interests and redeemable noncontrolling interests, participation interest, solar asset-backed notes, convertible senior notes, Solar Bonds and long-term debt. The carrying values of these financial instruments other than the participation interest, solar asset-backed notes, convertible senior notes, Solar Bonds and long-term debt approximate their fair values due to the fact that they were short-term in nature at December 31, 2014 and 2013 (Level 1). The fair value of convertible senior notes was $752.2 million and $273.0 million as of December 31, 2014 and 2013, respectively, based on their last actively traded prices (Level 1). The Company estimates the fair value of customer notes receivable, solar asset-backed notes, Solar Bonds and long-term debt based on rates currently offered for debt with similar maturities and terms (Level 3). The Company has estimated the fair value of customer notes receivable, Solar Bonds and long-term debt to approximate their carrying values. The Company has estimated the fair value of solar asset-backed notes to be $328.3 million and $52.9 million as of December 31, 2014 and 2013, respectively. The Company has estimated the fair value of the participation interest to be $14.1 million and $15.1 million as of December 31, 2014 and 2013, respectively, based on rates currently offered for instruments with similar maturities and terms (Level 3).

Business Combinations

The Company accounts for business acquisitions under ASC 805, Business Combinations. The cost of an acquisition is measured at the fair value of the assets given, equity instruments issued and liabilities assumed at the acquisition date. Costs that are directly attributable to the acquisition are expensed as incurred. Identifiable assets, including intangible assets, acquired and liabilities, including contingent liabilities, assumed in the acquisition are measured initially at their fair values at the acquisition date. Any noncontrolling interests in the acquired business are also initially measured at fair value. The Company recognizes goodwill if the aggregate fair value of the total purchase consideration and the noncontrolling interests is in excess of the aggregate fair value of the identifiable assets acquired and the liabilities assumed.

Goodwill

Goodwill represents the difference between the purchase price and the aggregate fair value of the identifiable assets acquired and the liabilities assumed in a business combination. The Company assesses goodwill impairment annually, in the fourth quarter of each fiscal year, and whenever events or changes in circumstances indicate that the carrying value of goodwill may exceed its fair value at the consolidated-level, which is the sole reporting unit. When assessing goodwill for impairment, the Company considers its market capitalization adjusted for a control premium and, if necessary, the Company’s discounted cash flow model, which involves significant assumptions and estimates, including the Company’s future financial performance, weighted-average cost of capital and interpretation of currently enacted tax laws. Circumstances that could indicate impairment and require the Company to perform an impairment test include a significant decline in the Company’s financial results, a significant decline in the Company’s market

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

capitalization relative to its net book value, an unanticipated change in competition or the Company’s market share and a significant change in the Company’s strategic plans.

Inventories

Inventories include raw materials that include silicon wafers, process gasses, chemicals and other consumables used in solar cell production, solar cells, photovoltaic panels, inverters, mounting hardware and miscellaneous electrical components. Inventories also include work in process that includes raw materials partially installed and direct and indirect capitalized installation costs. Raw materials and work in process are stated at the lower of cost or market (on a first-in-first-out basis). Work in process primarily relates to solar energy systems that will be sold to customers, which are under construction and have yet to pass inspection.

The Company also evaluates its inventory reserves on a quarterly basis and writes down the value of inventories for estimated excess and obsolete inventories based upon assumptions about future demand and market conditions.

Solar Energy Systems, Leased and To Be Leased

The Company is the operating lessor of the solar energy systems under leases that qualify as operating leases. The Company accounts for the leases in accordance with ASC 840, Leases. To determine lease classification, the Company evaluates lease terms to determine whether there is a transfer of ownership or bargain purchase option at the end of the lease, whether the lease term is greater than 75% of the useful life, or whether the present value of minimum lease payments exceed 90% of the fair value at lease inception. The Company utilizes periodic appraisals to estimate useful life and fair values at lease inception, and residual values at lease termination. Solar energy systems are stated at cost, less accumulated depreciation.

Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the respective assets as follows.

Useful Lives
Solar energy systems leased to customers	30 years
Initial direct costs related to customer solar energy system lease acquisition costs	Lease term (10 to 20 years)

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

Initial direct costs related to customer solar energy system lease acquisition costs are capitalized and amortized over the term of the related customer lease agreements.

Presentation of Cash Flows Associated with Solar Energy Systems

The Company classifies cash flows associated with solar energy systems in accordance with ASC 230, Statement of Cash Flows. The Company determines the appropriate classification of cash payments related to solar energy systems depending on the activity that is likely to be the predominant source of cash flows for the item being paid for. Accordingly, the Company presents payments made in a period for costs incurred to install solar energy systems that will be leased to customers, including the payments for cost of the inventory that is utilized in such systems, as investing activities in the consolidated statement of cash flows. Payments made for inventory that will be utilized for solar energy systems that will be sold to customers are presented as cash flows from operations in the consolidated statement of cash flows.

Property, Plant and Equipment

Property, plant and equipment, including leasehold improvements, are stated at cost, less accumulated depreciation and amortization.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the respective assets as follows.

Useful Lives
Furniture and fixtures	3-7 years
Vehicles	5 years
Computer hardware and software	3-10 years
Manufacturing & lab equipment	2 to 3 years
Buildings	20 years
Land & land use rights	50 years

Leasehold improvements are amortized over the shorter of the lease term or their estimated useful lives, currently seven years.

Repairs and maintenance costs are expensed as incurred.

Upon disposition, the cost and related accumulated depreciation of the assets are removed from property, plant and equipment and the resulting gain or loss is reflected in the consolidated statements of operations.

Long-Lived Assets

The Company’s long-lived assets include property, plant and equipment, solar energy systems, leased and to be leased, and intangible assets acquired through business combinations. Intangible assets with definite useful lives are amortized over their estimated useful lives, which range from 1 to 30 years.

In accordance with ASC 360, Property, Plant, and Equipment, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of a long-lived asset, or group of assets, as appropriate, may not be recoverable. If the aggregate undiscounted future net cash flows expected to result from the use and the eventual disposition of a long-lived asset is less than its carrying value, then the Company would recognize an impairment loss based on the discounted future net cash flows. No impairment charges were recorded for the years ended December 31, 2014, 2013 or 2012.

Capitalization of Software Costs

For costs incurred in development of internal use software, the Company capitalizes costs incurred during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life of 10 years. The Company evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

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

	As of and for the
	Year Ended
	December 31,
	2014	2013
Balance - beginning of the period	$7,502	$4,019
Change in estimate (credited) charged to warranty expense	(468)	1,514
Current year provision charged to warranty expense	2,022	2,257
Assumed warranty obligation arising from business acquisitions	—	188
Less warranty claims	(449)	(476)
Balance - end of the period	$8,607	$7,502

Solar Energy Systems Performance Guarantees

The Company guarantees certain specified minimum solar energy production output for certain systems leased or sold to customers generally for a term of 20 years. The Company monitors the solar energy systems to ensure that these outputs are being achieved. The Company evaluates if any amounts are due to its customers. As of December 31, 2014 and 2013, the Company had recorded liabilities of $1.6 million and $1.0 million, respectively, under accrued and other current liabilities in the consolidated balance sheets, relating to these guarantees based on the Company’s assessment of its current exposure.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

Deferred U.S. Treasury Grants Income

The Company is eligible for U.S. Treasury grants received or receivable on eligible property as defined under Section 1603 of the American Recovery and Reinvestment Act of 2009, as amended by the Tax Relief Unemployment Insurance Reauthorization and Job Creation Act of December 2010, which includes solar energy system installations, upon approval by the U.S. Treasury Department. However, to be eligible for U.S. Treasury grants, a solar energy system must have commenced construction in 2011 either physically or through the incurrence of sufficient project costs. For solar energy systems under lease pass-through fund arrangements, as described in Note 13, Lease Pass-Through Financing Obligation, the Company reduces the financing obligation and records deferred income for the U.S. Treasury grants which are paid directly to the investors upon receipt of the grants by the investors. The benefit of the U.S. Treasury grants is recorded as deferred income and is amortized on a straight-line basis over the estimated useful lives of the related solar energy systems of 30 years. The amortization of the deferred income is recorded as a reduction to depreciation expense, which is a component of the cost of revenue of operating leases and solar energy systems incentives in the consolidated statements of operations. A catch-up adjustment is recorded in the period in which the grant is approved by the U.S. Treasury Department or received by lease pass-through investors to recognize the portion of the grant that matches proportionally the amortization for the period between the date of placement in service of the solar energy systems and approval by the U.S. Treasury Department or receipt by lease pass-through investors of the associated grant. The changes in deferred U.S. Treasury grants income were as follows (in thousands):

Balance at January 1, 2012	$137,434
U.S. Treasury grants received and receivable	112,520
U.S. Treasury grants received by investors under lease pass-through fund arrangements	58,685
Amortized as a credit to depreciation expense	(10,379)
Balance at December 31, 2012	298,260
U.S. Treasury grants received and receivable	124,404
U.S. Treasury grants received by investors under lease pass-through fund arrangements	20,599
Amortized as a credit to depreciation expense	(15,454)
Balance at December 31, 2013	427,809
U.S. Treasury grants received and receivable	342
Amortized as a credit to depreciation expense	(15,335)
Balance at December 31, 2014	$412,816

Of the balance outstanding as of December 31, 2014 and 2013, $397.5 million and $412.5 million, respectively, are classified as noncurrent deferred U.S. Treasury grants income in the consolidated balance sheets.

Deferred Investment Tax Credits Revenue

The Company’s solar energy systems are eligible for investment tax credits, or ITCs, that accrue to eligible property under the Internal Revenue Code. Under Section 50(d)(5) of the Internal Revenue Code and the related regulations, a lessor of qualifying property may elect to treat the lessee as the owner of such property for the purposes of claiming government ITCs associated with such property. These regulations enable the ITCs to be separated from the ownership of the property and allow the transfer of these ITCs. Under the lease pass-through fund arrangements, the Company can make a tax election to pass through the ITCs to the investor, who is the legal lessee of the property. The Company is therefore able to monetize the ITCs to investors who can utilize them in return for cash payments. The Company considers the monetization of ITCs to constitute one of the key elements of realizing the value associated with solar energy systems. The Company therefore views the proceeds from the monetization of ITCs to be a component of revenue generated from the solar energy systems.

For the lease pass-through fund arrangements, the Company allocates a portion of the aggregate payments received from the investor to the estimated fair value of the assigned ITCs and the balance to the future customer lease payments that are also assigned to the investors. The estimated fair value of the ITCs are determined by discounting the estimated cash flows impact of the ITCs using an appropriate discount rate that reflects a market interest rate.

The Company recognizes the revenue associated with the monetization of ITCs in accordance with ASC 605-10-S99, Revenue Recognition-Overall-SEC Materials. The revenue associated with the monetization of the ITCs is recognized when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sales price is fixed or determinable

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

and (4) collection of the related receivable is reasonably assured. The ITCs are subject to recapture under the Internal Revenue Code if the underlying solar energy system either ceases to be a qualifying property or undergoes a change in ownership within five years of its placed in service date. The recapture amount decreases on the anniversary of the placed in service date. As the Company has an obligation to ensure the solar energy system is in service and operational for a term of five years to avoid any recapture of the ITCs, the Company recognizes revenue as the recapture provisions lapse assuming the other aforementioned revenue recognition criteria have been met. The monetized ITCs are initially recorded as deferred revenue on the consolidated balance sheet, and subsequently, one-fifth of the monetized ITCs is recognized as revenue from operating leases and solar energy systems incentives in the consolidated statement of operations on each anniversary of the solar energy system’s placed in service date over the next five years.

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

The balance of deferred investment tax credits revenue, which is included as part of deferred revenue in the consolidated balance sheets, as of December 31, 2014 and 2013 was $210.9 million and $139.5 million, respectively. For the year ended December 31, 2014 and 2013, the Company recognized $28.2 million and $0.5 million, respectively, of revenue related to the monetization of ITCs, which is included in operating leases and solar energy systems incentives revenue in the consolidated statements of operations. The Company had not recognized any revenue related to the monetization of ITCs prior to 2013.

Deferred Revenue

The Company records as deferred revenue any amounts that are collected from customers, including lease prepayments, in excess of revenue recognized. Deferred revenue also includes the portion of rebates and incentives received from utility companies and various local and state government agencies, which are recognized as revenue over the lease term, as well as the remote monitoring fee (discussed below), which is recognized as revenue ratably over the respective customer contract term. As of December 31, 2014 and 2013, deferred revenue related to customer payments, which is included in the deferred revenue balances in the consolidated balance sheets, amounted to $229.5 million and $186.9 million, respectively. As of December 31, 2014 and 2013, deferred revenue from rebates and incentives, which is included in the deferred revenue balances in the consolidated balance sheets, amounted to $169.6 million and $143.6 million, respectively. In addition, under MyPower customer contracts, all initial revenue associated with financed sales of solar energy systems are also recorded as a component of deferred revenue. As of December 31, 2014, deferred revenue from MyPower contracts amounted to $33.7 million.

Revenue Recognition

The Company provides design, installation, maintenance services and ongoing remote monitoring services for solar energy systems to residential and commercial customers. Customers generally purchase solar energy systems from the Company under fixed-price contracts or lease Company-owned solar energy systems, which also include remote monitoring services. A residential customer that purchases a solar energy system has the option to pay the full purchase price for the system at the time of purchase or finance the purchase through a 30-year loan from a wholly owned subsidiary of the Company, under the new MyPower program that the Company launched in the fourth quarter of 2014. The Company can also earn rebates, where available, that have been assigned to the Company by its customers on state-approved solar energy system installations sold to the customers, as well as rebates and incentives from utility companies and state and local governments on solar energy systems leased to customers or used to sell electricity to customers under power purchase agreements. The Company had also offered energy efficiency solutions aimed at improving residential energy efficiency and lowering overall residential energy costs. The energy efficiency services were comprised of energy efficiency evaluations and upgrades to homes and household appliances to improve energy efficiency.

Solar Energy Systems and Components Sales

For solar energy systems and components sales in which customers pay the full purchase price upon delivery of the system, the Company recognizes revenue, net of any applicable governmental sales taxes, in accordance with ASC 605-25, Revenue Recognition—Multiple-Element Arrangements, and ASC 605-10-S99, Revenue Recognition—Overall—SEC Materials. Revenue is recognized when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sales price is fixed or determinable and (4) collection of the related receivable is reasonably assured. Components comprise of photovoltaic panels and solar energy system mounting hardware. In instances where there are multiple deliverables in a single arrangement, the Company allocates the arrangement consideration to the various elements in the arrangement based on the relative

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

selling price method. The Company recognizes revenue when it installs a solar energy system and the solar energy system passes inspection by the utility or the authority having jurisdiction, provided all other revenue recognition criteria have been met. Costs incurred on residential installations before the solar energy systems are completed are included in inventories as work in progress in the consolidated balance sheets.

The Company recognizes revenue for solar energy systems constructed for certain commercial customers according to ASC 605-35, Revenue Recognition—Construction-Type and Production Type Contracts. Revenue is recognized on a percentage-of-completion basis, based on the ratio of labor costs incurred to date to total projected labor costs. Provisions are made for the full amount of any anticipated losses on a contract-by-contract basis. The Company recognized $2.1 million, $2.9 million and $2.6 million of total losses for these types of contracts for the years ended December 31, 2014, 2013 and 2012, respectively. Costs in excess of billings are recorded where costs recognized are in excess of amounts billed to customers of purchased commercial solar energy systems. Costs in excess of billings as of December 31, 2014 and 2013 were $0.3 million and $0.1 million, respectively, and are included in prepaid expenses and other current assets in the consolidated balance sheets. Billings in excess of costs as of December 31, 2014 and 2013 were $0.2 million and $0.2 million, respectively, and are included in deferred revenue in the consolidated balance sheets.

For solar energy systems sold under a MyPower contract, the Company has determined that the arrangement consideration may not currently be fixed or determinable due to the lack of Company-specific or market history for similar programs with similar asset classes over an extended term. Accordingly, the Company initially defers the revenue associated with the sale of a solar energy system under a MyPower contract when it delivers a system that has passed inspection by the utility or the authority having jurisdiction. In instances where there are multiple deliverables in a single MyPower contract, the Company also allocates the arrangement consideration to the various elements in the contract based on the relative selling price method. Then, the Company recognizes revenue for the system over the term of the contract as the customer pays the loan’s principal and interest. The deferred revenue is included in the consolidated balance sheets under current portion of deferred revenue for the portion expected to be recognized as revenue in the next 12 months, and the non-current portion is included under deferred revenue, net of current portion. The Company records a note receivable when the customer secures a loan from a subsidiary of Company to finance the purchase.

The costs associated with solar energy systems sold under MyPower contracts are initially capitalized as deferred costs of revenue and subsequently recognized as a component of cost of revenue from solar energy systems and components sales, generally in proportion to the reduction of the loan’s outstanding principal. The deferred cost of revenue is included in the consolidated balance sheets under prepaid expenses and other current assets for the portion expected to be recognized as cost of revenue in the next twelve months, and the non-current portion is included under other assets.

The deferred revenue activity under MyPower was as follows (in thousands):

As of and for the
Year Ended
December 31,
2014
Balance - beginning of the period	$—
MyPower agreements executed in the period	33,738
Recognized in the period	(87)
Balance - end of the period	$33,651

Of the ending balance, $1.0 million is included in the consolidated balance sheets under current portion of deferred revenue, as of December 31, 2014. The balances in the table above do not include amounts allocated to remote monitoring services, other deliverables or sales taxes.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

The deferred cost of revenue activity under MyPower was as follows (in thousands):

As of and for the
Year Ended
December 31,
2014
Balance - beginning of the period	$—
MyPower agreements executed in the period	13,614
Recognized in the period	(43)
Balance - end of the period	$13,571

Of the ending balance, $0.4 million is included in the consolidated balance sheets under prepaid expenses and other current assets, as of December 31, 2014.

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

For solar energy systems where customers purchase electricity from the Company under power purchase agreements, the Company has determined that these agreements should be accounted for, in substance, as operating leases pursuant to ASC 840. Revenue is recognized based upon the amount of electricity delivered at rates specified under the contracts, assuming all other revenue recognition criteria are met.

The portion of rebates and incentives recognized within operating leases and solar energy systems incentives revenue for the years ended December 31, 2014, 2013 and 2012 was $33.4 million, $26.6 million and $18.2 million, respectively.

Initial direct costs related to customer solar energy system lease acquisition costs (the incremental cost of contract administration, referral fees and sales commissions) are capitalized as an element of solar energy systems and amortized over the term of the related lease or power purchase agreement, which generally ranges from 10 to 20 years. Refer to Note 7, Solar Energy Systems, Leased and To Be Leased – Net, for a summary of initial direct costs related to customer solar energy system lease acquisition costs.

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

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

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

Cost of Revenue

Operating leases and solar energy systems incentives cost of revenue is primarily comprised of depreciation of the cost of leased solar energy systems reduced by amortization of U.S. Treasury grants income, maintenance costs associated with those systems and amortization of initial direct lease costs associated with those systems.

Solar energy systems and components sales cost of revenue includes direct and indirect material and labor costs, warehouse rent, freight, warranty expense, depreciation on vehicles and other overhead costs. In addition, for solar energy systems and components sales accounted for under the percentage-of-completion method, cost of revenue includes the full amount of any anticipated future losses on a contract-by-contract basis. However, for solar energy systems sold under MyPower contracts, the cost of revenue in a period is recognized in proportion to the revenue recognized for each system in the period.

Advertising Costs

Advertising costs are expensed as incurred and are included as an element of sales and marketing expense in the consolidated statement of operations. The Company incurred advertising costs of $3.4 million, $0.5 million and $3.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Income Taxes

The Company accounts for income taxes under an asset and liability approach. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax reporting purposes, net operating loss, or NOL, carryforwards and other tax credits measured by applying currently enacted tax laws. A valuation allowance is provided when necessary to reduce deferred tax assets to an amount that is more likely than not to be realized. The Company is eligible for federal investment tax credits. The Company accounts for federal investment tax credits under the flow-through method of accounting. As permitted in ASC 740-10-25-46, under the “flow-through” method of accounting, the tax benefit from an investment tax credit is recorded as a reduction of federal income taxes in the period that the credit is generated.

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

Comprehensive Income (Loss)

The Company accounts for comprehensive income (loss) in accordance with ASC 220, Comprehensive Income. Under ASC 220, the Company is required to report comprehensive income (loss), which includes net income (loss) as well as other comprehensive income (loss). There were no significant other comprehensive income (losses) and no significant differences between comprehensive loss as defined by ASC 220 and net loss as reported in the consolidated statements of operations, for the periods presented.

Solar Renewable Energy Credits

The Company accounts for solar renewable energy credits, or SRECs, when they are minted by government agencies, purchased by the Company or sold to third parties. For SRECs generated by the Company’s solar energy systems and minted by government agencies, the Company does not recognize any specifically identifiable costs for those SRECs. For SRECs purchased by the Company, the Company carries these SRECs at their purchase price, subject to testing for impairment. When a SREC is sold to a third party, the Company recognizes operating leases and solar energy systems incentives revenue upon transfer of the SREC to the third party, and the cost of the SREC, if any, is recorded to operating leases and solar energy systems incentives cost of revenue.

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

The Company applies ASC 718 and ASC Subtopic 505-50, Equity-Based Payments to Non Employees, to options and other stock-based awards issued to nonemployees. In accordance with ASC 718 and ASC Subtopic 505-50, the Company uses the Black-Scholes option-pricing model to measure the fair value of the options at the measurement date. The measurement of stock-based compensation is subject to periodic adjustments as the awards vest and the resulting change in fair value is recognized in the consolidated statements of operations in the period the related services are rendered.

Noncontrolling Interests and Redeemable Noncontrolling Interests

Noncontrolling interests and redeemable noncontrolling interests represent third-party interests in the net assets under certain funding arrangements, or funds, that the Company has entered into to finance the cost of solar energy systems under operating leases. The Company has determined that the contractual provisions in the funds represent substantive profit sharing arrangements. The Company has further determined that the appropriate methodology for calculating the noncontrolling interest and redeemable noncontrolling interests balances that reflect the substantive profit sharing arrangements is a balance sheet approach using the hypothetical liquidation at book value, or HLBV, method. The Company therefore determines the amount of the noncontrolling interests and redeemable noncontrolling interests in the net assets at each balance sheet date using the HLBV method, which is presented on the consolidated balance sheets as noncontrolling interests in subsidiaries and redeemable noncontrolling interests in subsidiaries. Under the HLBV method, the amounts reported as noncontrolling interests and redeemable noncontrolling interests in the consolidated balance sheets represent the amounts the third parties would hypothetically receive at each balance sheet date under the liquidation provisions of the funds, assuming the net assets of the funds were liquidated at the recorded amounts determined in accordance with GAAP and distributed to the third parties. The third parties’ interests in the results of operations of the funds is determined as the difference in the noncontrolling interests and redeemable noncontrolling interests balance in the consolidated balance sheets between the start and end of each reporting period, after taking into account any capital transactions between the funds

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

and the third parties. However, the redeemable noncontrolling interests balance is at least equal to the redemption amount. The noncontrolling interests and redeemable noncontrolling interests balance is presented as a component of permanent equity in the consolidated balance sheets or as temporary equity in the mezzanine section of the consolidated balance sheets as redeemable noncontrolling interests when the third-parties have the right to redeem their interests in the funds for cash or other assets.

Segment Information

Operating segments are defined as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the executive team, which is comprised of the chief executive officer, the chief technology officer, the chief revenue officer, chief operating officer and the chief financial officer. Based on the financial information presented to and reviewed by the chief operating decision maker in deciding how to allocate the resources and in assessing the performance of the Company, the Company has determined that it has a single operating and reporting segment: solar energy products and services. The Company’s principal operations, revenue and decision-making functions are located in the United States.

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

The diluted net income (loss) per share attributable to common stockholders is computed by giving effect to all potential common stock equivalents outstanding for the period determined using the treasury stock method or the if-converted method, as applicable. In periods when the Company incurred a net loss attributable to common stockholders, convertible redeemable preferred stock, stock options, restricted stock units, warrants to purchase common stock, warrants to purchase convertible redeemable preferred stock and convertible senior notes were considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is antidilutive.

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

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810) — Amendments to the Consolidation Analysis, to amend the criteria for consolidation of certain legal entities. The ASU is effective for interim and annual periods beginning after December 15, 2015. Adoption of the ASU is either retrospective to each prior period presented or retrospective with a

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

cumulative adjustment to retained earnings or accumulated deficit as of the adoption date. The Company is currently assessing the impact of the ASU on its consolidated financial statements.

3. Acquisitions

Paramount Energy

On September 6, 2013, the Company purchased certain assets of Paramount Energy Solutions, LLC, or Paramount Energy. Paramount Energy was a leading direct-to-consumer marketer and was one of the Company’s channel partners through a customer referral arrangement. The acquired assets included Paramount Energy’s interest in a financing fund that it had formed with an investor that is also the investor in some of the Company’s existing funds, executed end-user customer agreements together with the associated solar energy systems in various stages of completion and various databases and arrangements used by Paramount Energy in its acquisition of new customers. The acquisition was meant to enable the Company to develop and offer its solar energy systems directly to a broader customer base and to better compete with other energy producers, as well as to drive a lower cost of customer acquisition. In connection with the acquisition, the former chief executive officer of Paramount Energy joined the Company as the chief revenue officer. The purchase consideration comprised of $3.7 million in cash and 3,674,565 shares of the Company’s common stock, inclusive of 379,146 shares held in escrow and released in September 2014 to cover any general representations and warranties, with an aggregate fair value of $108.8 million based on the closing price of the Company’s common stock on the acquisition date. Additionally, the Company was obligated to pay to the sellers an additional $4.0 million after the acquisition date, of which $3.2 million was paid in October 2013 and the balance in January 2014.

The following table summarizes the fair value of the purchase consideration as of the acquisition date (in thousands):

Cash	$3,700
Common stock	108,804
Deferred consideration	4,039
Total purchase consideration	$116,543

The following table summarizes the fair value of the assets acquired, liabilities assumed and the noncontrolling interest as of the acquisition date (in thousands):

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

Zep Solar

On December 11, 2013, the Company completed its acquisition of Zep Solar, Inc., or Zep Solar. Zep Solar designs and supplies solar energy system mounting solutions for photovoltaic panels and also licenses its patented technology to other third parties. Zep Solar contracts with manufacturers in China to produce its products and it was a key supplier to the Company. The acquisition is expected to enable the Company to control the design and manufacture of the Zep Solar products that are key components in the installation of the Company’s solar energy systems. The Company expects that the acquisition will lead to improved efficiencies and cost reductions. In connection with the acquisition, certain former employees of Zep Solar accepted employment with the Company.

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

The following table summarizes the fair value of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash	$2,300
Accounts receivable	1,293
Inventory	4,255
Property and equipment	366
Other assets	251
Accounts payable and other liabilities assumed	(9,646)
Deferred tax liabilities	(24,797)
Intangible assets	86,000
Total identifiable net assets at fair value	60,022
Goodwill	97,801
Total purchase consideration	$157,823

The goodwill recognized was primarily attributable to efficiencies and cost savings that the Company expects to achieve from leveraging Zep Solar’s technology in its installation of solar energy systems. The acquisition of Zep Solar technology will allow the Company to reduce the costs of purchasing solar energy system mounting hardware, minimize the installation time of solar energy systems and lead to improve efficiencies and profitability. The full amount of the goodwill is not deductible for tax purposes.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

The following table summarizes the acquired intangible assets as of the acquisition date:

	Fair Value	Weighted- Average Useful Life
	(in thousands)	(in years)
Developed technology	$60,100	7
Trademarks and trade names	24,700	7
Customer orders backlog	700	1
Internally developed software	500	3
Total	$86,000

Silevo

On September 23, 2014, the Company completed its acquisition of Silevo a designer and manufacturer of high performance solar cells that are manufactured into photovoltaic panels. Silevo’s primary operations are in the United States, where it carries-out research and development activities as well as sales of products, and in China, where it is the managing partner in a joint venture that manufactures the solar cells for the subsequent contract manufacturing of high performing photovoltaic panels. The acquisition is expected to enable the Company to manage its supply chain and control the design and manufacturing of solar cells and photovoltaic panels that are a key component of the Company’s solar energy systems, as well as enable the Company to utilize and combine Silevo’s technology with economies of scale to achieve significant cost reductions.

The purchase consideration was comprised of $0.3 million in cash and 2,284,070 shares of the Company’s common stock, inclusive of 429,301 shares held in escrow until November 2015 to secure the indemnification obligations of Silevo’s former stockholders, with an aggregate fair value of $138.0 million based on the closing price of the Company’s common stock on the acquisition date. Additionally, the Company may pay up to approximately $150.0 million in additional shares of the Company’s common stock to Silevo’s former stockholders, subject to the achievement of specified production milestones, as contingent consideration. No amounts would be payable for any milestones not achieved. The Company has estimated the fair value of the contingent consideration to be $115.3 million using a probability-weighted discounted cash flow methodology. The Company also issued Silevo employees rights to receive SolarCity common stock as replacement for unvested Silevo common stock options that vest as the employees provide future services to the Company. Purchase consideration included $15.8 million that had previously been advanced to Silevo. The table below summarizes the preliminary determination of the fair value of the purchase consideration as of the acquisition date (in thousands):

Cash	$326
Common stock	137,958
Restricted stock units issued to replace Silevo's unvested stock options	132
Amounts advanced to Silevo prior to acquisition and costs paid on behalf of sellers at acquisition	16,760
Closing consideration payable	413
Contingent consideration payable	115,319
Total purchase consideration	$270,908

The Company is in the process of reviewing a third-party valuation of the contingent consideration payable. Accordingly, the preliminary fair values reflected in the table above are subject to change.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

The following table summarizes the preliminary assessment of the fair values of the assets acquired, the liabilities assumed and the noncontrolling interests as of the acquisition date (in thousands). The Company is in the process of reviewing a third-party valuation of the assets acquired including the intangible assets, inventory, property, plant and equipment, the liabilities and term loan assumed and the noncontrolling interests. Accordingly, the preliminary fair values reflected in the following table are subject to change:

Cash	$2,899
Accounts receivable	642
Inventories	8,182
Prepaid and other assets	899
Property, plant and equipment	28,281
Accounts payable and other liabilities	(5,427)
Term loan	(9,103)
Deferred tax liabilities	(27,332)
Intangible assets	119,000
Total identifiable net assets at fair value	118,041
Redeemable noncontrolling interests	(14,174)
Goodwill	167,041
Total purchase consideration	$270,908

The goodwill recognized was primarily attributable to the value of expected synergies, efficiencies and cost savings that the Company expects to achieve in leveraging Silevo’s technology in the volume manufacturing of high efficiency photovoltaic panels, in addition to the value of the assembled workforce and the manufacturing experience of Silevo. The acquisition of Silevo’s technology is anticipated to reduce the Company’s costs of procuring photovoltaic panels, reduce the number of photovoltaic panels and other components used in solar energy systems, reduce the installation time of solar energy systems and improve efficiencies and profitability. The full amount of the goodwill is not deductible for tax purposes.

Subsequent to the acquisition date, the Company obtained valuations for the intangible assets and contingent consideration as well as completed studies on tax implications of the acquisition, including the amount of net operating losses available for future utilization by the Company. On the basis of the information obtained, the Company revised the estimated fair value of the contingent consideration and the deferred taxes arising from the acquisition by increasing the previously disclosed fair value of the contingent consideration by $19.8 million and increasing the deferred tax liability by $3.6 million. These resulted in an increase to goodwill by $23.4 million. The adjustments did not affect the previously reported cash flows. As a result of the adjustments, the Company released additional deferred tax asset valuation allowances to the consolidated statements of operations. The impact of the adjustments on the consolidated statements of operations was to reduce the net loss by $3.6 million. The revised amounts are reflected in the tables above.

The following table summarizes the acquired intangible assets as of the acquisition date:

		Weighted-
		Average
	Fair Value	Useful Life
	(in thousands)	(in years)
Developed technology	$115,000	10
Build-to-suit lease arrangement	4,000	10
Total	$119,000

The consolidated statement of operations for the year ended December 31, 2014 includes revenue of $1.1 million and a net loss of $9.7 million from Silevo. In addition, the Company incurred $3.5 million of general and administrative expenses for acquisition-related legal and other professional services fees and the termination of a pre-existing contract.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

The unaudited pro forma financial information for the acquisition of Silevo, as if it had been consummated on January 1, 2013, is as follows (in thousands):

	Year Ended December 31,
	2014	2013
Total revenue	$259,693	$164,996
Net loss attributable to common stockholders	$(109,401)	$(95,764)
Net loss per share attributable to common stockholders, diluted	$(1.15)	$(1.17)

The pro forma financial information is hypothetical and based on the combined results of operations of Silevo and the Company with adjustments primarily for the release of deferred tax asset valuation allowances, the interest expense on the convertible notes issued by Silevo as the convertible notes are assumed to have converted and been settled with the Company’s common stock on January 1, 2013, the amortization of the acquired intangible assets, the accretion on the contingent consideration payable, acquisition expenses and the income allocated to Silevo’s noncontrolling interests. The pro forma financial information is not necessarily indicative of the actual consolidated results of operations in prior or future periods had the acquisition actually consummated on January 1, 2013. For instance, the Company anticipates that it will consume the vast majority of Silevo’s products for the near future. Generally, Silevo products sold to the Company will be initially capitalized as inventory and eventually recognized as either a cost of leased solar energy systems or a cost of sold solar energy systems.

Silevo’s Joint Venture in China

Silevo operates a joint venture, Silevo China Company Limited, or the JV, with three other Chinese legal entities, or the JV Partners, to develop, manufacture and market high performance solar cells. Silevo owns approximately 65.7% of the outstanding capital of the JV, and the rest is owned by the JV Partners. Silevo has a Manufacturing Services and Technology Licensing Agreement with the JV to acquire solar cells on a “cost-plus” basis. The JV is required to obtain Silevo’s consent to sell products to any third-party. The agreement had an initial term of one year and automatically renews for successive one-year periods.

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

Since Silevo has been determined to be the primary beneficiary of the JV, the JV’s assets, liabilities and results of operations are included in the Company’s consolidated financial statements. The JV Partners’ interests in the JV are reflected in redeemable noncontrolling interests on the consolidated balance sheets. The JV Partners’ interests in the JV were recorded at fair value as of the Silevo acquisition date, which considered the JV Partners’ share of the JV’s enterprise value and the value of the JV Partners’ option to sell their interests in the JV to Silevo.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

The following table summarizes the carrying amounts of the JV’s assets and liabilities included in the Company’s consolidated balance sheet at December 31, 2014 (in thousands):

Cash	$1,401
Inventories	614
Prepaid and other current assets	1,224
Property, plant and equipment - net	24,286
Total assets	$27,525

Accounts payable	$2,748
Accrued and other current liabilities	633
Current portion of long-term debt	9,134
Total liabilities	$12,515

4. Goodwill and Intangible Assets

Intangible Assets

The following is a summary of intangible assets as of December 31, 2014 (in thousands):

				Transfers to
	Weighted-			solar energy
	average			systems,	Write-offs
	useful life		Accumulated	leased and to be	and
	(in years)	Gross	amortization	leased	cancellations	Net
Developed technology - Silevo	10	$115,000	$(3,096)	$—	$—	$111,904
Developed technology - Zep Solar	7	60,100	(9,070)	—	—	51,030
Trademarks and trade names	7	24,700	(3,728)	—	—	20,972
Marketing database	5	17,427	(4,599)	—	—	12,828
PowerSaver agreement	10	17,077	(2,253)	—	—	14,824
Solar energy systems backlog	30	12,434	—	(10,755)	(1,679)	—
Non-compete agreement	5	6,959	(1,836)	—	—	5,123
Mortgage database	3	4,628	(2,035)	—	—	2,593
Build-to-suit lease arrangement	10	4,000	(108)	—	—	3,892
Customer orders backlog	1	700	(700)	—	—	—
Internally developed software	3	500	(176)	—	—	324
Funding commitment	5	200	(53)	—	—	147
Total	9.35	$263,725	$(27,654)	$(10,755)	$(1,679)	$223,637

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

The following is a summary of intangible assets as of December 31, 2013 (in thousands):

				Transfers to
	Weighted-			solar energy
	average			systems,	Write-offs
	useful life		Accumulated	leased and to be	and
	(in years)	Gross	amortization	leased	cancellations	Net
Developed technology - Zep Solar	7	$60,100	$(485)	$—	$—	$59,615
Trademarks and trade names	7	24,700	(199)	—	—	24,501
Marketing database	5	17,427	(1,113)	—	—	16,314
PowerSaver agreement	10	17,077	(546)	—	—	16,531
Solar energy systems backlog	30	12,434	—	(10,615)	(1,429)	390
Non-compete agreement	5	6,959	(444)	—	—	6,515
Mortgage database	3	4,628	(493)	—	—	4,135
Customer orders backlog	1	700	(89)	—	—	611
Internally developed software	3	500	(9)	—	—	491
Funding commitment	5	200	(13)	—	—	187
Total	8.82	$144,725	$(3,391)	$(10,615)	$(1,429)	$129,290

Developed Technology – Silevo

Silevo developed technology represents high performance solar cell technology acquired through the Silevo acquisition. The high performance technology would allow the Company to achieve improved solar energy system performance and reduce the overall deployment cost per watt of the solar energy systems sold or leased. In addition, the high performance technology would increase the Company’s market opportunity to a broader customer base who would benefit economically from more efficient solar energy systems.

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

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

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

Build-to-Suit Lease Arrangement

The build-to-suit lease arrangement represents an agreement with an affiliate of the State of New York whereby the affiliate will construct a facility to manufacture photovoltaic panels, procure manufacturing equipment for use in the facility and subsequently lease the facility and the manufacturing equipment to the Company. The Company is obligated to meet certain operational milestones, including meeting specified hiring and capital expenditure targets, among others, over the initial lease term. The build-to-suit lease arrangement is further discussed in Note 22, Commitments and Contingencies.

Internally Developed Software

Internally developed software consists of Zep Solar’s Zepulator System Designer, or Zepulator, online application. Zepulator can project the size, scope, layout, materials and costs of potential solar energy system installations, which assists with optimizing solar energy system installations.

All intangible assets, with the exception of the solar energy systems backlog, are amortized over their estimated useful lives. The changes to the carrying value of intangible assets were as follows (in thousands):

	Year Ended December 31,
	2014	2013
Balance - beginning of the period	$129,290	$—
Acquisition of Paramount Energy	—	58,725
Acquisition of Zep Solar	—	86,000
Acquisition of Silevo	119,000	—
Amortization	(24,263)	(3,391)
Transfers to solar energy systems, leased and to be leased	(140)	(10,615)
Write-offs and cancellations	(250)	(1,429)
Balance - end of the period	$223,637	$129,290

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

During the year ended December 31, 2014, total amortization expense for intangible assets was $24.3 million, of which $10.0 million is included in operating leases and solar energy systems incentives cost of revenue, $2.6 million is included in solar energy systems and components sales cost of revenue and $11.7 million is included in sales and marketing expense, in the consolidated statements of operations. As of December 31, 2013, total amortization expense for intangible assets was $3.4 million, of which $0.6 million is included in operating leases and solar energy systems incentives cost of revenue and $2.8 million is included in sales and marketing expense, in the consolidated statements of operations. No intangible assets were impaired during the years ended December 31, 2014 and 2013. However, the Company wrote-off $0.3 million and $1.4 million of solar energy systems backlog related to contracts cancelled after acquisition, during the years ended December 31, 2014 and 2013, respectively, which was recorded in sales and marketing expense in the consolidated statements of operations. As of December 31, 2014, total future amortization expense for intangible assets was as follows (in thousands):

2015	$32,349
2016	31,846
2017	30,639
2018	29,068
2019	25,722
Thereafter	74,013
Total	$223,637

Goodwill

The changes to the carrying value of goodwill were as follows (in thousands):

	Year Ended December 31,
	2014	2013
Balance - beginning of the period	$148,879	$626
Acquisition of Paramount Energy	—	50,452
Acquisition of Zep Solar	—	97,801
Acquisition of Silevo	167,041	—
Balance - end of the period	$315,920	$148,879

The Company did not recognize any impairment of goodwill during the years ended December 31, 2014, 2013 and 2012.

5. Noncancelable Operating Lease Payments Receivable

As of December 31, 2014, future minimum lease payments to be received from customers under noncancelable operating leases for each of the next five years and thereafter were as follows (in thousands):

2015	$54,759
2016	54,076
2017	54,827
2018	55,681
2019	56,547
Thereafter	762,762
Total	$1,038,652

The Company enters into power purchase agreements with its customers that are accounted for, in substance, as leases. These customers are charged solely based on actual power produced by the installed solar energy system at a predefined rate per kilowatt-hour of power produced. The future payments from such arrangements were not included in the table above as they are a function of the power generated by the related solar energy systems in the future.

Included in revenue for the years ended December 31, 2014, 2013 and 2012 was $79.5 million, $42.0 million and $20.2 million, respectively, that were accounted for as contingent rentals. The contingent rentals comprised of customer payments under power purchase agreements and performance-based incentives received or receivable by the Company from various utility companies.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

6. Inventories

Inventories consisted of the following (in thousands):

	As of December 31,
	2014	2013
Raw materials	$209,251	$105,919
Work in progress	7,972	5,475
Total	$217,223	$111,394

Raw materials are comprised of component parts that include silicon wafers, process gasses, chemicals and other consumables used in solar cell production, solar cells, photovoltaic panels, inverters, mounting hardware and miscellaneous electrical components that will be deployed to either solar energy systems that will be sold or solar energy systems that will be leased. Work in progress is comprised of installations in progress and includes component parts, labor and other overhead costs incurred up to the balance sheet date on solar energy systems that will be sold and for which binding sales contracts have already been executed. For solar energy systems, leased and to be leased, the Company commences transferring component parts from inventory to construction in progress, a component of solar energy systems, leased and to be leased, once a lease contract with a customer has been executed and installation has initiated. Additional costs incurred on the leased systems, including labor and overhead, are recorded within construction in progress. As of December 31, 2014 and 2013, inventory reserves were $3.1 million and $1.4 million, respectively, and are included in the table above under raw materials.

7. Solar Energy Systems, Leased and To Be Leased – Net

Solar energy systems, leased and to be leased – net consisted of the following (in thousands):

	As of December 31,
	2014	2013
Solar energy systems leased to customers	$2,388,548	$1,513,731
Initial direct costs related to customer solar energy system lease acquisition costs	207,537	94,321
	2,596,085	1,608,052
Less accumulated depreciation and amortization	(159,160)	(86,457)
	2,436,925	1,521,595
Solar energy systems under construction	131,048	53,010
Solar energy systems to be leased to customers	228,823	107,916
Solar energy systems, leased and to be leased - net	$2,796,796	$1,682,521

Included under solar energy systems leased to customers as of December 31, 2014 and 2013 was $66.4 million related to capital leased assets, with an accumulated depreciation of $7.9 million and $5.3 million, respectively. As of December 31, 2014, future minimum lease payments to the lessor under this lease arrangement for each of the next five years and thereafter were as follows (in thousands):

2015	$2,327
2016	2,339
2017	2,353
2018	2,367
2019	2,383
Thereafter	21,072
Total	$32,841

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

As of December 31, 2014, future minimum lease receipts to be paid to the Company by sub-lessees under this lease arrangement for each of the next five years and thereafter were as follows (in thousands):

2015	$2,428
2016	2,451
2017	2,480
2018	2,511
2019	2,542
Thereafter	34,273
Total	$46,685

The amounts in the table above are also included as part of the noncancelable operating lease payments from customers disclosed in Note 5, Noncancelable Operating Lease Payments Receivable.

8. Property, Plant and Equipment – Net

Property, plant and equipment consisted of the following (in thousands):

	As of December 31,
	2014	2013
Vehicles	$28,815	$23,548
Computer hardware and software	28,724	7,381
Furniture and fixtures	5,501	2,653
Leasehold improvements	13,992	7,397
Build-to-suit lease asset under construction	26,450	—
Manufacturing and lab equipment	21,677	—
Buildings	4,288	—
Land and land use rights	2,423	—
Other	569	167
	132,439	41,146
Less accumulated depreciation and amortization	(30,525)	(18,739)
Property, plant and equipment - net	$101,914	$22,407

Build-to-suit lease asset under construction relates to costs incurred to date under the build-to-suit lease arrangement discussed in Note 22, Commitments and Contingencies.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

9. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	As of December 31,
	2014	2013
Accrued compensation	$50,414	$21,634
Current portion of contingent consideration	41,978	—
Accrued expenses	27,485	19,943
Accrued sales and use taxes	10,438	5,229
Accrued warranty	8,607	7,502
Accrued professional services fees	6,813	4,031
Current portion of capital lease obligation	3,430	1,555
Current portion of deferred gain on sale-leaseback transactions	3,243	3,243
Amounts refundable to an investor	—	5,699
Income taxes payable	—	1,577
Current portion of participation interest	—	1,744
Total	$152,408	$72,157

The amounts refundable to an investor at December 31, 2013 represented the portion of cash received from an investor for the monetization of ITCs that were related to assets not yet placed in service as of that date. The Company refunded the entire amount to the investor in the first quarter of 2014. The current portion of contingent consideration is related to the Company’s acquisition of Silevo in the third quarter of 2014 (see Note 3, Acquisitions).

10. Other Liabilities and Deferred Credits

Other liabilities and deferred credits consisted of the following (in thousands):

	As of December 31,
	2014	2013
Deferred gain on sale-leaseback transactions, net of current portion	$54,790	$58,033
Build-to-suit lease liability	26,450	—
Deferred rent expense	4,838	3,333
Capital lease obligation	27,791	27,126
Liability for receipts from an investor	3,213	72,520
Contingent consideration	75,219	—
Participation interest	15,556	14,114
Other noncurrent liabilities	36,617	18,313
Total	$244,474	$193,439

The liability for receipts from an investor represents amounts received from an investor under a lease pass-through fund arrangement for monetization of ITCs for assets not yet placed in service. This amount is reclassified to deferred revenue when the assets are placed in service.

The participation interest represents rights granted by the Company to a former investor to share in the future residual returns from securitized solar energy systems as part of the compensation for the termination of a lease pass-through fund arrangement, as described in Note 11, Indebtedness.

The contingent consideration is related to the Company’s acquisition of Silevo in the third quarter of 2014 (see Note 3, Acquisitions).

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

11. Indebtedness

The following is a summary of the Company’s debt as of December 31, 2014 (dollars in thousands):

		Carrying Value, Net
		of Fees
	Unpaid			Unused
	Principal			Borrowing
	Balance	Current	Long-Term	Capacity	Interest Rate	Maturity Dates
Recourse debt:
Revolving credit facility	$130,000	$—	$126,939	$54,935	3.4%	December 2016
Vehicle loans	9,724	2,647	7,077	—	1.9%-7.5%	March 2015 - June 2019
2.75% Convertible senior notes due in 2018	230,000	—	230,000	—	2.8%	November 2018
1.625% Convertible senior notes due in 2019	566,000	—	566,000	—	1.6%	November 2019
Solar Bonds	3,943	1,150	2,793	—	2.0%-4.0%	October 2015 - October 2018
Total recourse debt	939,667	3,797	932,809	54,935
Non-recourse debt:
Term loan assumed from Silevo acquisition	9,134	9,134	—	—	7.8%	June 2015
Term loan due in May 2016	34,195	—	33,497	90,805	3.2%	May 2016
Term loan due in December 2016	122,655	—	120,108	127,345	3.4%-3.5%	December 2016
Solar Asset-backed Notes, Series 2013-1	49,519	3,291	46,228	—	4.8%	November 2038
Solar Asset-backed Notes, Series 2014-1	67,676	2,779	64,897	—	4.6%	April 2044
Solar Asset-backed Notes, Series 2014-2	201,494	7,504	193,268	—	4.0%-Class A 5.4%-Class B	July 2044
Total non-recourse debt	484,673	22,708	457,998	218,150
Total debt	$1,424,340	$26,505	$1,390,807	$273,085

The following is a summary of the Company’s debt as of December 31, 2013 (dollars in thousands):

		Carrying Value, Net
		of Fees
	Unpaid			Unused
	Principal			Borrowing
	Balance	Current	Long-Term	Capacity	Interest Rate	Maturity Date
Recourse debt:
Revolving credit facility	$142,531	$—	$138,535	$54,776	3.4%-5.5%	December 2016
Vehicle loans	6,517	1,789	4,728	—	0.0%-7.5%	March 2015 - December 2018
2.75% Convertible senior notes due in 2018	230,000	—	230,000	—	2.8%	November 2018
Total recourse debt	379,048	1,789	373,263	54,776
Non-recourse debt:
Working capital financing	9,990	1,197	8,793	—	5.5%-5.6%	December 2024
Credit facility for SolarStrong	5,733	149	5,297	344,000	6.8%-7.3%	June 2032 - December 2032
Term loan due in June 2015	87,891	4,192	81,259	12,109	3.4%-3.7%	June 2015
Solar Asset-backed Notes, Series 2013-1	52,935	3,155	49,780	—	4.8%	November 2038
Total non-recourse debt	156,549	8,693	145,129	356,109
Other debt	95	95	—	—
Total debt	$535,692	$10,577	$518,392	$410,885

Recourse debt refers to debt that is recourse to the Company’s general assets. Non-recourse debt refers to debt that is recourse to only specified assets or subsidiaries of the Company. The Company’s debt is described further below.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

Recourse Debt Facilities:

Revolving Credit Facility

In September 2012, the Company entered into a revolving credit agreement with a syndicate of banks to obtain funding for working capital, letters of credit and funding for general corporate needs. The committed amount under the revolving credit facility was increased from $75.0 million to $200.0 million in 2013. Borrowed funds bear interest, at the Company’s option, at an annual rate of (a) 3.25% plus LIBOR or (b) 2.25% plus the highest of (i) the federal funds rate plus 0.50%, (ii) Bank of America’s published “prime rate” or (iii) LIBOR plus 1.00%. The fee for undrawn commitments is 0.375% per annum. The revolving credit facility is secured by certain of the Company’s machinery and equipment, accounts receivable, inventory and other assets. In each of June, July, September, October and December 2014, the revolving credit facility was amended to increase certain debt covenant thresholds, including those related to permitted investment amounts and capital expenditures by the Company, to make certain changes in connection with the Company’s acquisition of Silevo and to make certain changes in connection with the issuance and payment of certain loans and debt, among other things. The Company was in compliance with all debt covenants as of December 31, 2014.

Vehicle Loans

The Company has entered into various vehicle loan agreements with various financial institutions. The vehicle loans are secured by the vehicles financed. The Company was in compliance with all debt covenants as of December 31, 2014.

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

Each $1,000 of principal of the convertible senior notes is initially convertible into 16.2165 shares of the Company’s common stock, which is equivalent to an initial conversion price of $61.67 per share, subject to adjustment upon the occurrence of specified events set forth in the applicable indenture. Holders of the convertible senior notes may convert their convertible senior notes at their option at any time up to and including the second scheduled trading day prior to maturity. If certain events that would constitute a make-whole fundamental change under the applicable indenture occur prior to the maturity date, the Company would increase the conversion rate for a holder who elects to convert its convertible senior notes in connection with such an event in certain circumstances. The maximum conversion rate is capped at 21.4868 shares for each $1,000 of principal of the convertible senior notes, which is equivalent to a minimum conversion price of $46.54 per share. The convertible senior notes do not have a cash conversion option. The convertible senior note holders may require the Company to repurchase their convertible senior notes for cash only under certain defined fundamental changes. The Company was in compliance with all debt covenants as of December 31, 2014.

1.625% Convertible Senior Notes Due in 2019

In September 2014, the Company issued $500.0 million in aggregate principal of 1.625% convertible senior notes due on November 1, 2019 through a private placement. The net amount from the issuance, after deducting transaction costs, was $488.3 million. On October 10, 2014, the Company issued an additional $66.0 million in aggregate principal of the 1.625% convertible senior notes, pursuant to the exercise of an option by the initial purchasers. The net amount from the additional issuance, after deducting transaction costs, was $64.5 million. The debt issuance costs were recorded in other assets and are being amortized to interest expense over the contractual term of the convertible senior notes.

Each $1,000 of principal of the convertible senior notes is initially convertible into 11.972 shares of the Company’s common stock, which is equivalent to an initial conversion price of $83.53 per share, subject to adjustment upon the occurrence of specified events set forth in the applicable indenture. Holders of the convertible senior notes may convert their convertible senior notes at their option at any time up to and including the second scheduled trading day prior to maturity. If certain events that would constitute a make-whole fundamental change under the applicable indenture occur prior to the maturity date, the Company would increase the conversion rate for a holder who elects to convert its convertible senior notes in connection with such an event in certain circumstances. The maximum conversion rate is capped at 15.8629 shares for each $1,000 of principal of the convertible senior notes, which is equivalent to a minimum conversion price of $63.04 per share. The convertible senior notes do not have a cash conversion option. The convertible senior note holders may require the Company to repurchase their convertible senior notes for cash only under certain defined fundamental changes. The Company was in compliance with all debt covenants as of December 31, 2014.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

In connection with the issuance of the convertible senior notes in September 2014, the Company paid $57.6 million to enter into capped call option agreements to reduce the potential dilution to holders of the Company’s common stock upon conversion of the convertible senior notes. In connection with the additional issuance of the convertible senior notes on October 10, 2014, the Company paid $7.6 million to enter into an additional capped call option agreement. The capped call option agreements have a cap price of $126.08 and an initial strike price of $83.53, which is equal to the initial conversion price of the convertible senior notes. The capped call options expire on various dates ranging from September 4, 2019 to October 29, 2019. The capped call option agreements are separate transactions, are not a part of the terms of the convertible senior notes and do not affect the rights of the convertible senior note holders. The capped call option agreements met the criteria for equity classification and were recorded as reductions to additional paid-in capital. The capped call option agreements are excluded from the calculation of diluted net income (loss) per share attributable to common stockholders as their effect is antidilutive.

Solar Bonds

In October 2014, the Company commenced issuing Solar Bonds to the general public, which are senior unsecured obligations that are structurally subordinate to the indebtedness and other liabilities of the Company’s subsidiaries. The Company has offered Solar Bonds with terms ranging from one to seven years and interest rates ranging from 2.00% to 4.00% per annum. The Company intends to continue to issue Solar Bonds periodically. The Company was in compliance with all debt covenants as of December 31, 2014.

Non-Recourse Debt Facilities:

Term Loan Assumed From Silevo Acquisition

Through the Silevo acquisition, the Company assumed a pre-existing term loan with an outstanding principal balance of $9.1 million. The term loan bears interest at a fixed rate of 7.8% per annum and is denominated in the Chinese Yuan. The term loan is a liability of the Silevo JV only and is non-recourse to Company and its other subsidiaries. The Company was in compliance with all debt covenants as of December 31, 2014.

Term Loan Due in May 2016

On May 23, 2014, a subsidiary of the Company entered into an agreement with a syndicate of banks for a term loan of $125.0 million. The term loan bears interest at an annual rate of 3.00% to 4.00%, depending on the cumulative period the term loan has been outstanding, plus LIBOR or, at the Company’s option, plus the highest of (i) the Federal Funds Rate plus 0.50%, (ii) Bank of America’s published “prime rate” or (iii) LIBOR plus 1.00%. The term loan is secured by certain assets and cash flows of the subsidiary and is non-recourse to the Company’s other assets or cash flows. The Company was in compliance with all debt covenants as of December 31, 2014.

Term Loan Due in December 2016

On February 4, 2014, a subsidiary of the Company entered into an agreement with a syndicate of banks for a term loan of $100.0 million. On February 20, 2014, the agreement was amended to increase the maximum term loan availability to $220.0 million. On March 20, 2014, the agreement was further amended to increase the maximum term loan availability to $250.0 million. The term loan bears interest at an annual rate of LIBOR plus 3.25% or, at the Company’s option, 3.25% plus the highest of (i) the Federal Funds Rate plus 0.50%, (ii) Bank of America’s published “prime rate” or (iii) LIBOR plus 1.00%. The term loan is secured by the assets and cash flows of the subsidiary and is non-recourse to the Company’s other assets. The Company was in compliance with all debt covenants as of December 31, 2014.

Solar Asset-backed Notes, Series 2013-1

The Company has structured and entered into various solar asset-backed note securitization transactions pursuant to its financial strategy of monetizing solar assets at the lowest cost of capital.

In November 2013, the Company pooled and transferred qualifying solar energy systems and the associated customer contracts into a special purpose entity, or SPE, and issued $54.4 million in aggregate principal of Solar Asset-backed Notes, Series 2013-1, backed by these solar assets to certain investors. The SPE is wholly owned by the Company and is consolidated in the Company’s financial statements. Accordingly, the Company did not recognize a gain or loss on the transfer of these solar assets. As of December 31, 2014, these solar assets had a carrying value of $143.9 million and are included under solar energy systems, leased and

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

to be leased — net, in the consolidated balance sheets. The Solar Asset-backed Notes were issued at a discount of 0.05%. The cash flows generated by these solar assets are used to service the monthly principal and interest payments on the Solar Asset-backed Notes and satisfy the SPE’s expenses, and any remaining cash is distributed to a wholly owned subsidiary of the Company. The Company recognizes revenue earned from the associated customer contracts in accordance with the Company’s revenue recognition policy. The assets and cash flows generated by the qualifying solar energy systems are not available to the other creditors of the Company, and the creditors of the SPE, including the Solar Asset-backed Note holders, have no recourse to the Company’s other assets. The Company contracted with the SPE to provide operations and maintenance and administrative services for the qualifying solar energy systems. The Company was in compliance with all debt covenants as of December 31, 2014.

In connection with the pooling of the assets that were transferred to the SPE in November 2013, the Company terminated a lease pass-through arrangement with an investor. The lease pass-through arrangement had been accounted for as a borrowing and any amounts outstanding from the lease pass-through arrangement were recorded as a lease pass-through financing obligation. The balance that was then outstanding from the lease pass-through arrangement was $56.4 million. The Company paid the investor an aggregate of $40.2 million, and the remaining balance is to be paid over time. The remaining balance is paid using the net cash flows generated by the same assets previously leased under the lease pass-through arrangement, after payment of the principal and interest on the Solar Asset-backed Notes and expenses related to the assets and the Notes, including asset management fees, custodial fees and trustee fees, and was contractually documented as a right to participate in future cash flows of the SPE. This right to participate in future residual cash flows generated by the assets of the SPE has been disclosed as a component of other liabilities and deferred credits for the noncurrent portion and as a component of accrued and other current liabilities for the current portion under the caption “participation interest.” The Company accounted for the participation interest as a liability because the investor has no voting or management rights in the SPE, the participation interest would terminate upon the investor achieving a specified return and the investor has the option to put the participation interest to the Company on a specified date for the amount necessary for the investor to achieve the specified return, which would require the Company to settle the participation interest in cash. In addition, under the terms of the participation interest, the Company has the option to purchase the participation interest from the investor for the amount necessary for the investor to achieve the specified return.

Solar Asset-backed Notes, 2014-1

In April 2014, the Company pooled and transferred qualifying solar energy systems and the associated customer contracts into a SPE and issued $70.2 million in aggregate principal of Solar Asset-backed Notes, Series 2014-1, backed by these solar assets to certain investors. The SPE is wholly owned by the Company and is consolidated in the Company’s financial statements. Accordingly, the Company did not recognize a gain or loss on the transfer of these solar assets. As of December 31, 2014, these solar assets had a carrying value of $134.4 million and are included under solar energy systems, leased and to be leased — net, in the consolidated balance sheets. The Solar Asset-backed Notes were issued at a discount of 0.01%. The cash flows generated by these solar assets are used to service the monthly principal and interest payments on the Solar Asset-backed Notes and satisfy the SPE’s expenses, and any remaining cash is distributed to a wholly owned subsidiary of the Company. The Company recognizes revenue earned from the associated customer contracts in accordance with the Company’s revenue recognition policy. The assets and cash flows generated by the qualifying solar energy systems are not available to the other creditors of the Company, and the creditors of the SPE, including the Solar Asset-backed Note holders, have no recourse to the Company’s other assets. The Company contracted with the SPE to provide operations and maintenance and administrative services for the qualifying solar energy systems. The Company was in compliance with all debt covenants as of December 31, 2014.

In connection with the transfer of the assets into the SPE in April 2014, the Company terminated a lease pass-through arrangement with an entity that is a partnership between the Company and an investor. The partnership is a VIE that is consolidated by the Company as the primary beneficiary. To settle the associated lease pass-through financing obligation, the partnership distributed $74.5 million to the investor, including amounts previously accrued for distribution, and amended the expected future distributions to the investor. Additionally, the contractual documents of the partnership were amended to grant the investor the right to put its interest in the partnership back to the partnership. Accordingly, the carrying value of the investor’s interest in the partnership was reclassified from noncontrolling interests in subsidiaries to redeemable noncontrolling interests in subsidiaries in the consolidated balance sheets.

Solar Asset-backed Notes, Series 2014-2

In July 2014, the Company pooled and transferred qualifying solar energy systems and the associated customer contracts into a SPE and issued $160.0 million in aggregate principal of Solar Asset-backed Notes, Series 2014-2, Class A, and $41.5 million in aggregate principal of Solar Asset-backed Notes, Series 2014-2, Class B, to certain investors. The SPE is wholly owned by the Company and is consolidated in the Company’s financial statements. Accordingly, the Company did not recognize a gain or loss on

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

the transfer of these solar assets. As of December 31, 2014, these solar assets had a carrying value of $285.6 million and are included under solar energy systems, leased and to be leased — net, in the consolidated balance sheets. The Solar Asset-backed Notes were issued at a discount of 0.01%. These solar assets and the associated customer contracts are leased to an investor under a lease pass-through arrangement that the Company has accounted for as a borrowing. The rent paid by the investor under the lease pass-through arrangement is used (and, following the expiration of the lease pass-through arrangement, the cash generated by these solar assets will be used) to service the monthly principal and interest payments on the Solar Asset-backed Notes and satisfy the SPE’s expenses, and any remaining cash is distributed to a wholly owned subsidiary of the Company. The Company recognizes revenue earned from the associated customer contracts in accordance with the Company’s revenue recognition policy. The assets and cash flows generated by these solar assets are not available to the other creditors of the Company, and the creditors of the SPE, including the Solar Asset-backed Note holders, have no recourse to the Company’s other assets. The Company contracted with the SPE to provide operations and maintenance and administrative services for the qualifying solar energy systems. The Company was in compliance with all debt covenants as of December 31, 2014.

In connection with the transfer of the assets into the SPE in July 2014, the Company paid $129.3 million to fully settle the term loan obtained on June 7, 2013 that was due in June 2015, as noted below.

Working Capital Financing

On May 26, 2010, a subsidiary of the Company entered into a financing agreement with a bank to obtain funding for working capital. The amount available to be borrowed under the financing agreement was determined based on the present value of expected future lease receipts from solar energy systems owned by the subsidiary and leased to customers, up to a maximum of $16.3 million. The working capital financing was funded in four tranches and was available for draw-down through March 31, 2011. Each tranche bore interest at an annual rate of 2.00% plus the swap rate applicable to the average life of the scheduled lease receipts for the tranche. The working capital financing was secured by substantially all of the subsidiary’s assets and was nonrecourse to the Company’s other assets. On July 2, 2014, the Company fully repaid the outstanding balance of and terminated the working capital financing, recognizing a loss on debt extinguishment of $0.4 million within other expense – net in the consolidated statements of operations.

Credit Facility for SolarStrong

On November 21, 2011, a subsidiary of the Company entered into an agreement with a bank for a credit facility of up to $350.0 million. The credit facility was to be used to partially fund the Company’s SolarStrong initiative, which was a five-year plan to build solar energy systems for privatized U.S. military housing communities across the country. The credit facility was to be drawn-down in tranches, with the interest rates determined when the amounts were drawn-down. The credit facility was secured by the assets of the SolarStrong initiative and was non-recourse to the Company’s other assets. On December 24, 2014, the Company paid $5.5 million to fully settle the outstanding balance of and terminate the credit facility due to the unfavorable financing economics of this facility. As a result, the Company recognized a loss on debt extinguishment of $2.6 million within other expense – net in the consolidated statements of operations.

Term Loan Due in June 2015

On June 7, 2013, a subsidiary of the Company entered into an agreement with a syndicate of banks for a term loan of $100.0 million. On January 6, 2014, the agreement was amended to increase the maximum term loan availability to $158.0 million. Each tranche of the term loan bore interest at an annual rate of LIBOR plus 3.25%. The term loan was secured by the assets and cash flows of the subsidiary and was non-recourse to the Company’s other assets. On July 31, 2014, the Company fully repaid the outstanding balance of and terminated the term loan in connection with the issuance of Solar Asset-backed Notes, Series 2014-2, as described above. Upon the termination of this facility, the Company recognized a loss on debt extinguishment of $1.5 million within other expense – net in the consolidated statements of operations.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

Schedule of Principal Maturities of Debt

The future scheduled principal maturities of debt as of December 31, 2014 were as follows (in thousands):

	Recourse Debt
	Excluding
	Convertible	Non-Recourse	Convertible
	Senior Notes	Debt	Senior Notes	Total
2015	$3,787	$22,733	$—	$26,520
2016	133,137	169,855	—	302,992
2017	3,442	13,609	—	17,051
2018	2,876	13,892	230,000	246,768
2019	425	14,474	566,000	580,899
Thereafter	—	250,110	—	250,110
Total	$143,667	$484,673	$796,000	$1,424,340

The convertible senior notes do not have a cash conversion option and are therefore expected to be settled in shares of the Company’s common stock.

12. VIE Fund Arrangements

The Company has entered into various arrangements with investors to facilitate funding and monetization of solar energy systems. These arrangements include those described in this Note 12, VIE Fund Arrangements, as well as those described in Note 13, Lease Pass-through Financing Obligation, Note 14, Sale-Leaseback Arrangements, and Note 15, Sale-Leaseback Financing Obligation.

Wholly owned subsidiaries of the Company and fund investors formed and contributed cash or assets to various solar financing funds and entered into related agreements. Additionally, the Company acquired the assets of a fund through a business combination in September 2013 and assumed the related contractual arrangements. As of December 31, 2014, the fund investors had contributed $1,683.0 million into the funds. The table below shows the number of funds by type of investor and the carrying value of solar energy systems in the funds:

		Carrying
		Value of
Investor	Number	Solar Energy
Classifcation	of Funds	Systems
Financial institutions	16	$1,174,120
Corporations	5	148,931
Utilities	2	252,836
Various other investors	1	5,572
Total	24	$1,581,459

The Company has determined that the funds are VIEs and it is the primary beneficiary of these VIEs by reference to the power and benefits criterion under ASC 810, Consolidation. The Company has considered the provisions within the contractual agreements, which grant it power to manage and make decisions that affect the operation of these VIEs, including determining the solar energy systems and associated customer contracts to be sold or contributed to these VIEs and the redeployment of solar energy systems. The Company considers that the rights granted to the fund investors under the contractual agreements are more protective in nature rather than participating.

As the primary beneficiary of these VIEs, the Company consolidates in its financial statements the financial position, results of operations and cash flows of these VIEs, and all intercompany balances and transactions between the Company and these VIEs are eliminated in the consolidated financial statements.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

Cash distributions of income and other receipts by a fund, net of agreed upon expenses, estimated expenses, tax benefits and detriments of income and loss and tax credits, are allocated to the fund investor and the Company’s subsidiary as specified in contractual agreements.

Generally, the Company’s subsidiary has the option to acquire the fund investor’s interest in the fund for an amount based on the market value of the fund or the formula specified in the contractual agreements.

On March 31, 2014, the Company acquired a fund investor’s interest in one fund for total consideration of $0.5 million.

As of December 31, 2014 and 2013, the Company was contractually required to make payments to a fund investor in order to ensure the investor is projected to achieve a specified minimum return annually. The amounts of any potential future payments under this guarantee are dependent on the amounts and timing of future distributions to the investor from the fund, the tax benefits that accrue to the investor from the fund’s activities and the amount and timing of the Company’s purchase of the investor’s interest in the fund or the amount and timing of the distributions to the investor upon liquidation of the fund. Due to uncertainties associated with estimating the amount and timing of distributions to the investor and the possibility and timing of the liquidation of the fund, the Company is unable to determine the potential maximum future payments that it would have to make under this guarantee.

Upon the sale or liquidation of a fund, distributions would occur in the order and priority specified in the contractual agreements.

Pursuant to management services, maintenance and warranty arrangements, the Company has been contracted to provide services to the funds, such as operations and maintenance support, accounting, lease servicing and performance reporting. In some instances, the Company has guaranteed payments to the investors as specified in the contractual agreements. A fund’s creditors have no recourse to the general credit of the Company or to that of other funds. None of the assets of the funds had been pledged as collateral for their obligations.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

The Company presents the solar energy systems in the VIEs under solar energy systems, leased and to be leased – net in the consolidated balance sheets. The aggregate carrying values of the VIEs’ assets and liabilities, after elimination of intercompany transactions and balances, in the consolidated balance sheets were as follows (in thousands):

	As of December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$26,419	$35,141
Restricted cash	106	115
Accounts receivable - net	6,769	4,802
Rebates receivable	25,397	17,351
Prepaid expenses and other current assets	615	3,831
Total current assets	59,306	61,240
Restricted cash	300	—
Solar energy systems, leased and to be leased - net	1,581,459	759,148
Other assets	3,780	2,777
Total assets	$1,644,845	$823,165
Liabilities
Current liabilities:
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	$8,552	$20,390
Current portion of deferred U.S. Treasury grant income	6,502	6,668
Accrued and other current liabilities	336	615
Customer deposits	6,405	5,291
Current portion of deferred revenue	16,746	13,754
Current portion of bank borrowings	—	251
Total current liabilities	38,541	46,969
Deferred revenue, net of current portion	256,200	206,324
Bank borrowings, net of current portion	—	5,482
Deferred U.S. Treasury grant income, net of current portion	170,548	180,566
Other liabilities and deferred credits	10,825	1,893
Total liabilities	$476,114	$441,234

The Company is contractually obligated to make certain fund investors whole for losses that they may suffer in certain limited circumstances resulting from the disallowance or recapture of ITCs or U.S. Treasury grants, including in the event that the U.S. Treasury Department awards ITCs or U.S. Treasury grants for the solar energy systems in the funds that are less than the amounts initially anticipated. The Company accounts for distributions due to the fund investors arising from a reduction of anticipated ITCs or U.S. Treasury grants received under distributions payable to noncontrolling interests and redeemable noncontrolling interests in the consolidated balance sheets. As of December 31, 2014, the Company had accrued $2.7 million for this obligation.

13. Lease Pass-Through Financing Obligation

Through December 31, 2014, the Company had entered into eight transactions referred to as “lease pass-through fund arrangements.” Under these arrangements, the Company’s wholly owned subsidiaries finance the cost of solar energy systems with investors through arrangements contractually structured as master leases for an initial term ranging between 10 and 25 years. These solar energy systems are subject to lease or power purchase agreements with customers with an initial term not exceeding 20 years. These solar energy systems are included under solar energy systems, leased and to be leased – net in the consolidated balance sheets. As discussed in Note 11, Indebtedness, in November 2013, in connection with the Company pooling assets for purposes of issuing Solar Asset-backed Notes, the Company terminated a lease pass-through fund arrangement with an investor. The cost of the solar energy systems under the lease pass-through fund arrangements as of December 31, 2014 and 2013 was $540.0 million and $420.4 million, respectively. The accumulated depreciation related to these assets as of December 31, 2014 and 2013 was $34.1 million and $17.6 million, respectively. The total lease pass-through financing obligation as of December 31, 2014 and 2013

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

was $88.7 million and $93.2 million, respectively, of which $29.2 million and $29.0 million, respectively, was classified as current liabilities.

The investors make a large upfront payment to the lessor, which is a subsidiary of the Company, and in some cases, subsequent smaller quarterly payments. The Company accounts for the payments received from the investors under the lease pass-through fund arrangements, net of amounts allocated to ITCs revenue, where applicable, as a borrowing by recording the proceeds received as a lease pass-through financing obligation, which would be repaid from U.S. Treasury grants (where applicable), customer payments and incentive rebates that would be received by the investors. Under this approach, the Company continues to account for the arrangement with the customers in its consolidated financial statements, whether the cash generated from the customer arrangements is received by the Company or paid directly to the investors. A portion of the amounts received by the investors from U.S. Treasury grants (where applicable), customer payments and incentive rebates associated with the leases assigned to the investors is applied to reduce the lease pass-through financing obligation, and the balance is allocated to interest expense. The incentive rebates and host customer payments are recognized into revenue consistent with the Company’s revenue recognition accounting policy. The U.S. Treasury grants are initially recorded as deferred U.S. Treasury grants income and subsequently recognized as a reduction to the depreciation expense, consistent with the Company’s accounting policy for recognition of U.S. Treasury grant income. Interest is calculated on the lease pass-through financing obligation using the effective interest rate method. The effective interest rate is the interest rate that equates the present value of the cash amounts to be received by an investor over the master lease term with the present value of the cash amounts paid by the investor to the Company, adjusted for any payments made by the Company. The lease pass-through financing obligation is nonrecourse once the associated assets have been placed in service and all the customer arrangements have been assigned to the investors.

As of December 31, 2014, the future minimum lease payments to be received from the investors under the lease pass-through fund arrangements for each of the next five years and thereafter were as follows (in thousands):

2015	$24,216
2016	23,857
2017	23,989
2018	24,070
2019	24,023
Thereafter	76,468
Total	$196,623

For two of the lease pass-through fund arrangements, the Company’s subsidiaries have pledged its assets to the investors as security for their obligations under the contractual agreements.

For each of the lease pass-through fund arrangements, the Company is required to comply with certain financial covenants specified in the contractual agreements, which the Company had met as of December 31, 2014.

Under the lease pass-through fund arrangements, the Company’s subsidiaries are responsible for services such as warranty support, accounting, lease servicing and performance reporting. The performance of the obligations of the Company’s subsidiaries is guaranteed by the Company. As part of the warranty and performance guarantee with host customers, the Company guarantees certain specified minimum annual solar energy production output for the solar energy systems leased to the customers.

Under the lease pass-through fund arrangements, there is a one-time future lease payment reset mechanism that is set to occur after all of the solar energy systems are delivered and placed in service in a fund. This reset date occurs when the installed capacity of the solar energy systems and in service placement dates are known or on an agreed upon date. As part of this reset process, the lease prepayment will be updated to reflect certain specified conditions as they exist at such date, including the ultimate system size of the equipment that was leased, how much it cost and when it went into service. As a result of this reset, the Company may be obligated to refund a portion of an investor’s lease prepayments or may be entitled to receive an additional lease prepayment from the investor. Additional payments by the investor would be recorded as additional lease pass-through financing obligation, while refunds of lease prepayments would reduce the lease pass-through financing obligation.

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

As of December 31, 2014 and 2013, the Company had contributed assets with a cost of $44.6 million to its wholly owned subsidiary that in turn sold the assets to a new investor and then executed a 15-year master leaseback agreement with the investor. Under this arrangement, the tax benefits from ITCs or Treasury grants in lieu of tax credits inure to the investor as the owner of the assets. A total of $100 million in financing was available from the investor under this fund arrangement in the form of proceeds from the sale of the assets, which had been utilized by December 31, 2014.

The Company has committed to make investors that have executed sale-leaseback arrangements with the Company whole for any reductions in the tax credit or U.S. Treasury awards resulting from changes in the tax basis submitted. The Company accrues any such payments due to these investors. As of December 31, 2014, no such amounts were due to these investors.

The Company has accounted for these sale-leaseback arrangements in accordance with the Company’s accounting policy as described in Note 2, Summary of Significant Accounting Policies and Procedures.

15. Sale-Leaseback Financing Obligation

In November 2009, the Company entered into an arrangement with an investor to finance the development, construction and installation of a ground mounted solar system that was leased to a customer. The Company also entered into an agreement to sell the system to the investor for a cash consideration of $27.2 million, of which $23.7 million was received prior to December 31, 2014 and the balance of $3.5 million is receivable at the end of the lease period and accrues interest at an annual rate of 4.37%. Concurrent with the sale, a subsidiary of the Company entered into an agreement with the investor to lease back the solar energy system from the investor with lease payments being made on a quarterly basis. The Company’s subsidiary has the option to purchase the system at the end of the lease term of 10 years for a price which is the greater of the fair market value or a predetermined agreed upon value. Additionally, the investor has the option to put its interest in the solar system to the Company within two years following the expiry of six years after placement in service of the solar system, for a value that is the greater of the fair value or a predetermined agreed upon value. As a result of these put and call options, the Company has concluded that it has a continuing involvement with the solar energy system.

The Company has determined that the ground mounted solar energy system qualifies as integral equipment and therefore as a real estate transaction under ASC 360-20, Real Estate Sales, and has been accounted for as a financing. Under the financing method, the receipts from the tax equity investor are reflected as a sale-leaseback financing obligation on the consolidated balance sheets, and the Company retains the solar energy system asset on the consolidated balance sheets within solar energy systems and depreciates the solar energy system over its estimated useful life of 30 years. The Company also continues to report all of the results of the operations of the system, with the revenue and expenses from the system operations being presented on the consolidated statements of operations on a “gross” basis. As of December 31, 2014, the balance of the sale-leaseback financing obligation outstanding was $14.3 million, of which $0.4 million has been classified as current and the balance of $13.9 million has been classified as noncurrent. As of December 31, 2013, the balance of the sale-leaseback financing obligation outstanding was $14.8 million, of which $0.4 million has been classified as current and the balance of $14.4 million has been classified as noncurrent.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

As of December 31, 2014, future minimum annual rentals to be received from the customer for each of the next five years and thereafter are as follows (in thousands):

2015	$475
2016	485
2017	494
2018	504
2019	514
Thereafter	2,728
Total	$5,200

The amounts in the table above are also included as part of the noncancelable operating lease payments from customers disclosed in Note 5, Noncancelable Operating Lease Payments Receivable.

As of December 31, 2014, future minimum annual payments to be paid to the investor under the financing arrangement for each of the next five years and thereafter are as follows (in thousands):

2015	$1,257
2016	1,264
2017	1,270
2018	1,277
2019	1,284
Thereafter	—
Total	$6,352

The obligations of the Company’s subsidiary to the investor together with the obligations of the Company’s subsidiary under the sale-leaseback fund arrangement are guaranteed by the Company and supported by a $1.25 million restricted cash escrow that reduces by $0.25 million per annum for the first four years and remains in place until the end of the master lease period. As of December 31, 2014, $0.25 million was held as restricted cash.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

16. Redeemable Noncontrolling Interests in Subsidiaries

Noncontrolling interests in subsidiaries that are redeemable at the option of the holder are classified as redeemable noncontrolling interests in subsidiaries between liabilities and stockholders’ equity in the consolidated balance sheets. The redeemable noncontrolling interests in subsidiaries balance is determined using the hypothetical liquidation at book value method for the VIE funds or allocation of share of income or losses in other subsidiaries subsequent to initial recognition, however, the noncontrolling interests balance cannot be less than the estimated redemption value. The activity of the redeemable noncontrolling interests in subsidiaries balance was as follows (in thousands):

Balance at January 1, 2012	$22,308
Contributions from noncontrolling interests	46,293
Net loss	8,696
Distributions to noncontrolling interests	(54,714)
Acquisition of redeemable noncontrolling interest in subsidiaries	(9,756)
Balance at December 31, 2012	12,827
Contributions from noncontrolling interests	172,913
Net loss	(118,854)
Noncontrolling interest arising from acquisition of Paramount Energy	549
Distributions to noncontrolling interests	(22,726)
Balance at December 31, 2013	44,709
Contributions from redeemable noncontrolling interests	260,492
Net loss	(141,072)
Distributions to redeemable noncontrolling interests	(14,313)
Transfers from noncontrolling interests in subsidiaries	25,248
Redeemable noncontrolling interests arising from acquisition of Silevo	14,174
Acquisition of redeemable noncontrolling interests in subsidiaries	(2,450)
Balance at December 31, 2014	$186,788

17. Stockholders’ Equity

Common Stock

At the inception of the Company in June 2006, the founders were issued 4.0 million shares of common stock at an issuance price of $0.0001 per share.

On December 18, 2012, the Company closed its initial public offering of its common stock and issued 11,434,988 shares of common stock at a price of $8.00 per share. On that same date, all then outstanding shares of the Company’s preferred stock converted into 50.4 million shares of its common stock. On December 20, 2012, the Company issued an additional 1,725,000 shares of common stock at a price of $8.00 per share pursuant to the underwriters’ exercise of their over-allotment option. The net proceeds realized from the initial public offering was $92.4 million net of underwriters discounts and commissions and offering costs of $12.9 million.

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

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

On December 11, 2013, the Company issued 2,751,782 shares of its common stock pursuant to its acquisition of Zep Solar (see Note 3, Acquisitions).

On September 23, 2014, the Company issued 2,284,070 shares of its common stock pursuant to its acquisition of Silevo (see Note 3, Acquisitions).

Shares Reserved for Future Issuance

The Company had reserved shares of common stock for future issuance as follows (in thousands):

	As of December 31,
	2014	2013
Stock-based compensation plans:
Awards available for grant	7,919	8,466
Awards outstanding	14,979	13,969
Employee Stock Purchase Plan	1,300	1,300
Convertible senior notes outstanding	13,920	4,942
Total	38,118	28,677

18. Equity Award Plans

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

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

A summary of stock option activity is as follows (in thousands, except per share amounts):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding - January 1, 2012	13,873	$3.28	8.22	$37,606
Granted (weighted-average fair value of $11.08)	3,082	11.08
Exercised	(902)	1.91		9,000
Canceled	(1,150)	5.55
Outstanding - December 31, 2012	14,903	4.80	7.67	107,653
Granted (weighted-average fair value of $27.55)	4,364	39.02
Issued in connection with a business acquisition (weighted-average fair value of $49.13)	303	1.97
Exercised	(4,260)	3.65		149,653
Canceled	(1,361)	15.30
Outstanding - December 31, 2013	13,949	14.77	7.52	586,740
Granted (weighted-average fair value of $47.45)	5,544	65.69
Exercised	(3,176)	6.38		185,822
Canceled	(2,367)	38.51
Outstanding - December 31, 2014	13,950	$32.89	7.64	$342,293
Options vested and exercisable - December 31, 2012	7,374	$2.73	6.89	$67,864
Options vested and exercisable - December 31, 2013	6,696	$4.62	6.54	$349,523
Options vested and exercisable - December 31, 2014	6,537	$12.72	6.30	$272,140
Options vested and expected to vest - December 31, 2012	13,940	$4.61	7.60	$103,187
Options vested and expected to vest - December 31, 2013	12,828	$13.53	7.41	$555,412
Options vested and expected to vest - December 31, 2014	12,423	$30.15	7.46	$333,813

As of December 31, 2014, approximately 27% of the outstanding stock options had a performance feature that is required to be satisfied before the option is vested and exercisable. The grant date fair market value of options that vested, excluding the fully vested options assumed in connection with the Zep Solar acquisition, in 2014, 2013 and 2012 was $54.9 million, $28.3 million and $13.3 million, respectively. The fair market value of the fully vested options assumed in connection with the Zep Solar acquisition was $14.9 million.

As of December 31, 2014 and 2013, there was $242.9 million and $103.0 million, respectively, of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to nonvested stock options, which are expected to be recognized over the weighted-average period of 2.76 years and 2.74 years, respectively.

Under ASC 718, the Company estimates the fair value of stock options granted on each grant date using the Black-Scholes option valuation model and applies the straight-line method of expense attribution. The fair values were estimated on each grant date with the following weighted-average assumptions:

	Year Ended December 31,
	2014	2013	2012
Dividend yield	0%	0%	0%
Annual risk-free rate of return	1.95%	1.45%	1.07%
Expected volatility	83.66%	92.86%	89.52%
Expected term (years)	6.25	6.06	6.19

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

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

Restricted Stock Units

The Company began granting restricted stock units, or RSUs, to employees, directors and consultants in 2012 under the Company’s 2012 Equity Incentive Plan. A summary of RSU activity is as follows (in thousands, except per share amounts):

		Weighted-
	Restricted	Average
	Stock	Fair
	Units	Value
Outstanding - January 1, 2012	—	$—
Granted	17	18.48
Outstanding - December 31, 2012	17	18.48
Granted	17	35.00
Released	(14)	50.18
Outstanding - December 31, 2013	20	25.46
Granted	1,097	61.92
Released	(52)	60.81
Cancelled	(36)	64.79
Outstanding - December 31, 2014	1,029	$61.16
Expected to vest - December 31, 2014	776	$61.45

The grant date fair value of RSUs released was $3.2 million and $0.4 million for the year ended December 31, 2014 and 2013, respectively. Under ASC 718, the Company determines the fair value of RSUs granted on each grant date based on the fair value of the Company’s common stock on the grant date and applies the straight-line method of expense attribution. As of December 31, 2014 and 2013, there was $55.2 million and $0.5 million, respectively, of total unrecognized stock-based compensation expense, net of estimated forfeitures, from RSUs, which are expected to be recognized over the weighted-average period of 3.30 years and 1.99 years, respectively.

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

The amount of stock-based compensation expense recognized during the years ended December 31, 2014, 2013 and 2012 was $88.9 million, $27.9 million and $11.2 million, respectively.

The amount of stock-based compensation expense that has been capitalized is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Capitalized under:
Inventories	$192	$433	$318
Prepaid expenses and other current assets	$4	$—	$—
Other assets	$138	$—	$—
Property, plant and equipment - net	$5,340	$—	$—
Solar energy systems, leased and to be leased - net	$17,700	$6,576	$2,423

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

Stock-based compensation expense is included in cost of revenue and operating expenses as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Cost of revenue	$2,251	$741	$470
Sales and marketing	$16,391	$4,003	$1,316
General and administrative	$40,897	$15,914	$6,652
Research and development	$6,023	$269	$—

19. Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based upon the difference between the consolidated financial statement carrying amounts and the tax basis of assets and liabilities and are measured using the then enacted tax rate that is expected to be applicable to taxable income in the years in which the differences are expected to reverse.

The following table presents domestic and foreign components of (loss) income  before income taxes for the periods presented (in thousands):

	Year Ended December 31,
	2014	2013	2012
United States	$(718,416)	$(272,603)	$(128,119)
Noncontrolling interest and redeemable
noncontrolling interests	319,196	95,968	14,391
Foreign	(2,746)	78	56
Total	$(401,966)	$(176,557)	$(113,672)

The income tax (benefit) provision is composed of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$10	$10	$10
State	473	80	16
Foreign	100	26	15
Total Current Provision	583	116	41
Deferred:
Federal	(26,528)	(22,691)	12
State	(791)	(2,224)	1
Foreign	—	—	—
Total Deferred Provision	(27,319)	(24,915)	13
Total (benefit) provision for income taxes	$(26,736)	$(24,799)	$54

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

The following table presents a reconciliation of the statutory federal rate and the Company’s effective tax rate for the periods presented:

	Year Ended December 31,
	2014	2013	2012
Tax benefit at federal statutory rate	(34.00)%	(34.00)%	(34.00)%
State income taxes (net of federal benefit)	(1.71)	(0.88)	(1.43)
Foreign income and withholding taxes	0.44	1.41	0.00
Noncontrolling interests and redeemable noncontrolling interests adjustment	5.18	(16.62)	(32.03)
Investment in certain financing funds	16.49	36.20	35.84
Stock-based compensation	2.35	1.77	2.07
ASC 810 prepaid tax expense	(5.45)	(1.39)	0.00
Purchase accounting adjustment	0.00	0.00	21.24
Other	1.24	(3.74)	1.05
Tax Credits	(1.49)	(1.75)	0.00
Change in valuation allowance	10.30	4.96	7.30
Effective tax rate	(6.65)%	(14.04)%	0.04%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents significant components of the Company’s deferred tax assets and liabilities for the periods presented (in thousands):

	As of December 31,
	2014	2013
Deferred tax assets:
Accruals and reserves	$29,142	$12,693
Net operating losses	86,322	119,790
Accelerated gain on assets	25,710	27,712
Investment in certain financing funds	288,556	69,273
Tax rebate revenue	41,710	47,360
Stock-based compensation	21,769	5,873
Other deferred tax assets	5,507	1,924
Tax credits	10,849	4,577
Gross deferred tax assets	509,565	289,202
Valuation allowance	(111,222)	(59,902)
Net deferred tax assets	398,343	229,300
Deferred tax liabilities:
Depreciation and amortization	(239,170)	(125,765)
Investment in certain financing funds	(86,518)	(69,203)
Initial direct costs related to customer solar energy system lease acquisition costs and Other deferred tax liabilities	(72,700)	(33,725)
Gross deferred tax liabilities	(398,388)	(228,693)
Net deferred taxes	$(45)	$607

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

An analysis of current and noncurrent deferred tax assets and liabilities is as follows (in thousands):

	As of December 31,
	2014	2013
Current:
Deferred tax assets	$17,381	$12,940
Less: valuation allowance	(4,232)	(3,095)
Net current deferred tax assets	$13,149	$9,845
Noncurrent:
Deferred tax assets	$488,043	$274,588
Deferred tax liabilities	(394,247)	(227,021)
Total noncurrent gross deferred tax assets	93,796	47,567
Less: valuation allowance	(106,990)	(56,805)
Net noncurrent deferred tax liabilities	$(13,194)	$(9,238)

The above tables reflect changes to the 2013 balances to reflect comparability in presentation for material deferred items separately disclosed in 2014.

As of December 31, 2014 and 2013, the Company had federal NOL carryforwards of approximately $439.8 million and $419.8 million, respectively. The NOL carryforwards expire at various dates beginning in 2026 if not utilized. In addition, the Company had NOLs for California income tax purposes of approximately $228.4 million and $186.1 million, as of December 31, 2014 and 2013, respectively, which expire at various dates beginning in 2020 if not utilized. The Company also had NOLs for other state income tax purposes of approximately $77.7 million and $77.2 million, as of December 31, 2014 and 2013, respectively, which expire at various dates beginning in 2015 if not utilized. Included in the Federal, California and other state NOL carryovers above, $229.5 million and $109.2 million, respectively, relate to stock option windfall deductions which, when realized, will be credited to equity.

As of December 31, 2014 and 2013, the Company had federal business tax credit carryforwards of approximately $7.2 million and $1.6 million, respectively. The net business tax credit carryforward begins to expire in 2028 if not utilized. As of December 31, 2014 and 2013, the Company had California business tax credit carryforwards of approximately $1.6 million and $0.2 million, respectively. As of December 31, 2014 and 2013, the Company had foreign tax credit carryforwards of approximately $2.2 million and $2.5 million, respectively, which begins to expire in 2023 if not utilized.

In December 2013, the Company acquired Zep Solar, a designer and supplier of mounting solutions for photovoltaic panels. The purchase consideration for the acquisition of Zep Solar, which comprised cash and stock, was $157.8 million. The Company recorded a total of $86.0 million of intangible assets and $97.9 million of goodwill as a result of its acquisition of Zep Solar. For GAAP purposes, the intangible assets are being amortized over a weighted-average life of approximately seven years. The goodwill associated with this acquisition is not deductible for income tax purposes. The Company also recorded a net $24.8 million of long-term deferred tax liabilities that were primarily related to the acquired intangible assets and NOLs, which will provide the Company a future source of taxable income. The recording of the deferred tax liability triggered the subsequent release of a deferred tax valuation allowance, which was accounted for outside of the Zep Solar purchase accounting. Accordingly, the Company released $24.8 million of its deferred tax asset valuation allowance subsequent to the acquisition, which was recognized as a benefit of income taxes during 2013.

In September 2014, the Company acquired Silevo, a designer and manufacturer of high performance solar cells. The purchase consideration for the acquisition of Silevo, which comprised cash and stock including consideration payable upon Silevo attaining certain production and efficiency milestones, was $270.9 million. The Company recorded a total of $119.0 million of intangible assets and $167.0 million of goodwill as a result of the acquisition. For GAAP purposes, the intangible assets are being amortized over a weighted-average life of 10 years. The goodwill associated with this acquisition is not deductible for income tax purposes. The Company also recorded $27.3 million of long-term net deferred tax liabilities that were primarily related to the acquired intangible assets and NOLs, which provide the Company with a source of future taxable income. The recording of the deferred tax liabilities triggered the release of $27.3 million of deferred tax asset valuation allowances, which was accounted for outside of the purchase accounting for Silevo and was recognized as a benefit of income taxes in 2014.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

The deferred tax liabilities supporting the realizability of these deferred tax assets in both of the above acquisitions will reverse in the same period, are in the same jurisdiction and are of the same character as the temporary differences that gave rise to these deferred tax assets.

The Company’s valuation allowance increased by approximately $51.3 million for the year ended December 31, 2014 and increased by approximately $1.9 million for the year ended December 31, 2013. The increase in the valuation allowance was primarily related to the Company’s investment in solar financing funds. The valuation allowance is determined in accordance with the provisions of ASC 740, Income Taxes, which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. Based on the available objective evidence and the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be realized. As of December 31, 2014 and 2013, the Company has applied a valuation allowance against its deferred tax assets net of the expected income from the reversal of the deferred tax liabilities.

Utilization of the NOL carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of NOL and credits before utilization. Utilization of the NOL carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of NOL and credits before utilization. The Company completed a Section 382 analysis through December 2014. Based on the analysis, NOL carryforwards presented have accounted for any limited and potential lost attributes due to any ownership changes and expiration dates. The Company also analyzed the NOL carryovers related to its acquisition of Zep Solar and Silevo. Based on the analysis, there were no significant limitations to the utilization of either Zep Solar’s or Silevo’s NOLs. The NOLs in the deferred table reflect the available NOLs not expected to expire unutilized.

As part of the assets monetization strategy, the Company has agreements to sell solar energy systems to the solar financing fund joint ventures. The gain on the sale of the assets has been eliminated in the consolidated financial statements. These transactions are treated as inter-company sales and as such, tax is not recognized on the sale until the Company no longer benefits from the underlying asset. Since the systems remain within the consolidated group, the tax expense incurred related to these sales is being deferred and amortized over the estimated useful life of the underlying systems which has been estimated to be 30 years. The deferral of the tax expense results in recording of a prepaid tax expense that is included in the consolidated balance sheets as other assets. As of December 31, 2014 and 2013, the Company recorded a long-term prepaid tax expense of $3.7 million and $3.7 million, respectively, net of amortization. The amortization of the prepaid tax expense in each period makes up the major component of the tax expense.

As a result of the Company’s acquisition of the noncontrolling interest in certain of its partnership funds during second quarter of 2014, the Company accounted for the direct impacts of the acquisition as an adjustment to other paid in capital, while the indirect impacts of the transaction were accounted for in the statement of operations. Since the Company owns 100% of these funds, the partnerships were treated as terminated for U.S. income tax purposes. Due to the deemed liquidation of these partnerships, no gain was recognized resulting from liquidating distributions of cash and assets. The Company also recognized a net deferred tax liability of $1.6 million resulting mainly from accelerated depreciation previously taken for tax purposes not for book purposes. The impact of setting up this deferred tax liability was offset by a release of valuation allowance, resulting in a net zero impact to the statement of operations.

The Company has an immaterial amount of undistributed earnings of foreign subsidiaries at December 31, 2014. Those earnings are considered to be indefinitely reinvested; accordingly, no provisions for U.S. federal and state income taxes have been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with its hypothetical calculation. In addition, unrecognized foreign tax credit carryforwards would be available to reduce a portion of such U.S. tax liability. An immaterial amount of withholding taxes may be payable upon remittance of all previously unremitted earnings at December 31, 2014.

On September 13, 2013, the U.S. Treasury Department and the Internal Revenue Service, or IRS, issued final regulations, Tangible Property Regulations, providing comprehensive guidance on the tax treatment of costs incurred to acquire, repair or improve tangible property. The final regulations are generally effective for taxable years beginning on or after January 1, 2014. On January 24, 2014, the IRS issued procedural guidance pursuant to which taxpayers will be granted automatic consent to change their tax accounting methods to comply with the final regulations. We are currently assessing the impact of these regulations but do not anticipate a material impact on our financial condition, results of operations or cash flows.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

Uncertain Tax Positions

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

Balance, January 1, 2013	$—
Acquired from ZepSolar	120
Balance, December 31, 2013	120
Acquired from Silevo	434
True-up to prior year ending balance	(23)
Balance, December 31, 2014	$531

The interest expense and penalties for uncertain tax positions will be classified in the consolidated financial statements as income tax expense. There were no interest and penalties accrued for any uncertain tax positions as of December 31, 2014 and 2013.

The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized benefits will increase or decrease within 12 months of the year ended December 31, 2014.

The Company is subject to taxation and files income tax returns in the U.S., various state, local, and foreign jurisdictions. Due to the Company’s net losses, substantially all of its federal, state, local, and foreign income tax returns since inception are still subject to audit.

20. Defined Contribution Plan

In January 2007, the Company established a 401(k) plan, or the Retirement Plan, available to employees who meet the Retirement Plan’s eligibility requirements. Participants may elect to contribute a percentage of their compensation to the Retirement Plan, up to a statutory limit. Participants are fully vested in their contributions. The Company may make discretionary contributions to the Retirement Plan as a percentage of participant contributions, subject to established limits. The Company did not make any contributions to the Retirement Plan during the years ended December 31, 2014, 2013 and 2012.

21. Related Party Transactions

The Company’s operations included the following related party transactions (in thousands):

	Year Ended December 31,
	2014	2013	2012
Revenue:
Solar energy systems sales to related parties	$2,479	$17	$937
Expenditures:
Purchases of inventories from related parties	$3,383	$1,741	$—
Fees paid or payable to related parties (included in sales and marketing expense)	$103	$81	$—
Interest paid or payable to related parties (included in interest expense — net)	$3	$—	$—

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

Related party balances were comprised of the following (in thousands):

	As of December 31,
	2014	2013
Due from related parties (included in accounts receivable)	$30	$9
Due to related parties (included in accounts payable)	$300	$427
Due to related parties (included in customer deposits)	$—	$83
Due to related parties (included in long-term debt)	$530	$—
Due to related parties (included in accrued and other current liabilities)	$3	$—
Deferred revenue from related parties (included in current portion of deferred revenue)	$—	$831

22. Commitments and Contingencies

Noncancelable Leases

The Company leases offices, warehouse facilities, equipment, vehicles and solar energy systems under noncancelable leases. Aggregate rent expense for facilities and equipment for the years ended December 31, 2014, 2013 and 2012 was $32.9 million, $13.8 million and $4.2 million, respectively.

Future minimum lease payments under noncancelable leases as of December 31, 2014 are as follows (in thousands):

2015	$26,432
2016	23,172
2017	19,451
2018	13,835
2019	11,472
Thereafter	44,860
Total minimum lease payments	$139,222

Build-to-Suit Lease Arrangement

In September 2014, a subsidiary of the Company entered into a build-to-suit lease arrangement with the Research Foundation for the State University of New York, or the Foundation, for the construction of an approximately 1,000,000 square foot manufacturing facility with the capacity to produce at least 1 gigawatt of solar panels annually on an approximately 88.24 acre site located in Buffalo, New York. Under the terms of the agreement, the Foundation will construct the manufacturing facility and install certain utilities and other improvements, with participation by the Company as to the design and construction of the manufacturing facility, and acquire certain manufacturing equipment designated by the Company to be used in the manufacturing facility. The Foundation will cover construction costs related to the manufacturing facility in an amount up to $350.0 million and the acquisition and commissioning of the manufacturing equipment in an amount up to $400.0 million, in each case, subject to the maximum funding allocation from the State of New York, and the Company will be responsible for any construction and equipment costs in excess of such amounts. The Foundation will own the manufacturing facility and manufacturing equipment. Following completion of the manufacturing facility, the Company will lease the manufacturing facility from the Foundation for an initial period of 10 years, with an option to renew, for$1 per year plus utilities, and the Foundation will grant the Company the right to use the manufacturing equipment during the initial lease term at no charge.

Under the terms of the build-to-suit lease arrangement, the Company is required to achieve specific operational milestones during the initial term of the lease, which include employing a certain number of employees at the facility and within the State of New York within specified time periods following the completion of the facility. The Company is also required to spend or incur approximately $5 billion in combined capital, operational expenses and other costs in the State of New York over the 10 years following full production. On an annual basis during the initial lease term, as measured on each anniversary of the commissioning of the facility, if the Company fails to meet its specified investment and job creation obligations, then it would be obligated to pay a $41.2 million “program payment” to the Foundation for each year that it fails to meet these requirements. Furthermore, if the agreement is terminated due to a material breach by the Company, then additional amounts might be payable by the Company.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

Due to the Company’s involvement with the construction of the facility, its exposure to any potential cost overruns and its other commitments under the agreement, the Company is deemed to be the owner of the facility and the manufacturing equipment for accounting purposes during the construction phase. Accordingly, as of December 31, 2014, the Company had recorded a build-to-suit lease asset under construction of $26.5 million, which is a component of property, plant and equipment – net, and a corresponding build-to-suit lease liability, which is a component of other liabilities and deferred credits, on the consolidated balance sheets.

Indemnification and Guaranteed Returns

As disclosed in Notes 12 and 14, the Company is contractually committed to compensate certain fund investors for any losses that they may suffer in certain limited circumstances resulting from reductions in U.S. Treasury grants or ITCs. Generally, such obligations would arise as a result of reductions to the value of the underlying solar energy systems as assessed by the U.S. Treasury Department for purposes of claiming U.S. Treasury grants or as assessed by the IRS for purposes of claiming ITCs or U.S. Treasury grants. For each balance sheet date, the Company assesses and recognizes, when applicable, the potential exposure from this obligation based on all the information available at that time, including any guidelines issued by the U.S. Treasury Department on solar energy system valuations for purposes of claiming U.S. Treasury grants and any audits undertaken by the IRS. The Company believes that any payments to the fund investors in excess of the amount already recognized by the Company for this obligation are not probable based on the facts known at the reporting date.

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

As disclosed in Note 12, VIE Fund Arrangements, the Company is contractually required to make payments to one fund investor to ensure that the fund investor achieves a specified minimum internal rate of return. The fund investor has already received a significant portion of the projected economic benefits from U.S. Treasury grant distributions and tax depreciation benefits. The contractual provisions of the fund state that the fund has an indefinite term unless the members agree to dissolve the fund. Based on the Company’s current financial projections regarding the amount and timing of future distributions to the fund investor, the Company does not expect to make any payments as a result of this guarantee and has not accrued any liabilities for this guarantee. The amount of potential future payments under this guarantee is dependent on the amount and timing of future distributions to the fund investor and future tax benefits that accrue to the fund investor. Due to the uncertainties surrounding estimating the amounts of these factors, the Company is unable to estimate the maximum potential payments under this guarantee. As of December 31, 2014, the fund investor has achieved the specified minimum internal rate of return as determined in accordance with the contractual provisions of the fund.

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

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

Letters of Credit

As of December 31, 2014, the Company had $15.1 million of unused letters of credit outstanding, which carry a fee of 3.375% per annum.

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

On March 28, 2014, a purported stockholder class action lawsuit was filed in the United States District Court for the Northern District of California against the Company and two of its officers. The complaint alleges claims for violations of the federal securities laws, and seeks unspecified compensatory damages and other relief on behalf of a purported class of purchasers of our securities from March 6, 2013 to March 18, 2014. The Company has filed a motion to dismiss the complaint.  The Company believes that the claims are without merit and intends to defend itself vigorously. The Company is unable to estimate the possible loss, if any, associated with this lawsuit.

On June 5 and 11, 2014, stockholder derivative actions were filed in the Superior Court of California for the County of San Mateo, purportedly on behalf of the Company and against the board of directors, alleging that the board of directors breached its duties to the Company by failing to prevent the conduct alleged in the pending purported stockholder class action lawsuit. The Company and the individual board member defendants have filed a motion to dismiss the complaint. The Company is reviewing the claims asserted by the stockholders and is unable to estimate the possible loss, if any, associated with this lawsuit.

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

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

23. Basic and Diluted Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2014	2013	2012
Net loss attributable to stockholders	$(56,034)	$(55,790)	$(99,335)
Deemed dividend to Series G convertible redeemable preferred stock prior to conversion(1)	—	—	(10,091)
Net loss attributable to common stockholders, basic	$(56,034)	$(55,790)	$(109,426)
Adjustment to revaluation of convertible redeemable preferred stock warrants(2)	—	—	(277)
Net loss attributable to common stockholders, diluted	$(56,034)	$(55,790)	$(109,703)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic	93,333,880	79,781,976	14,240,187
Weighted-average of dilutive convertible redeemable preferred stock warrants outstanding	—	—	27,580
Weighted-average shares used to compute net loss per share attributable to common stockholders, diluted	93,333,880	79,781,976	14,267,767
Net loss per share attributable to common stockholders, basic	$(0.60)	$(0.70)	$(7.68)
Net loss per share attributable to common stockholders, diluted	$(0.60)	$(0.70)	$(7.69)

(1)

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

(2)

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

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2014	2013	2012
Convertible redeemable preferred stock	—	—	42,488,627
Preferred stock warrants and common stock warrants	—	516,702	835,698
Common stock options	14,332,220	14,412,968	14,623,766
Restricted stock units	341,598	21,681	—
Convertible senior notes	5,434,673	735,740	—

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

24. Subsequent Events

New Debt Facility

On January 9, 2015, certain subsidiaries of the Company obtained a non-recourse conduit financing facility. The conduit financing facility provides for up to $160.0 million of Class A notes and up to $40.0 million of Class B notes outstanding at any time during the term of the conduit financing facility. The Class A notes bear interest at a rate per annum equal to the cost of funds plus 2.5%, and the Class B notes bear interest at a rate per annum equal to the cost of funds plus 5.0%. Both notes are recourse to the payments owed to the Company or its subsidiaries under the MyPower program and are non-recourse to the Company’s other assets or cash flows. Both notes mature on January 20, 2017.

New Financing Fund

In February 2015, the Company formed two new non-recourse financing funds with new and existing fund investors with an aggregate financing commitment of $800.0 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures as defined in 13a-15(e) and 15d-15(e) under the Exchange Act. Management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting was effective.

Ernst & Young LLP, our independent registered public accounting firm, has issued a report on the effectiveness of our internal control over financial reporting, which is included herein.

As permitted by SEC regulations, management’s evaluation of internal control over financial reporting did not include an evaluation of the internal control activities of Silevo, Inc., which we acquired on September 23, 2014, is included in our December 31, 2014 consolidated financial statements, constitutes $340.4 million or 7% of total assets as of December 31, 2014 and contributed a net loss of $9.7 million for the period from the acquisition date through December 31, 2014.

Remediation of Previously Reported Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. For the year ended December 31, 2013, it was concluded that the following material weaknesses existed in our internal control over financial reporting:

●

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

●

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

●

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

●

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

In response to the material weaknesses identified above, we have enhanced our existing control environment and performed additional procedures to analyze the allocation of overhead expenses, reviewed all of our VIE arrangements for provisions to be accounted under ASC 480-10-S99-3A and ASU 2009-04. In addition, we have performed incremental procedures over the data and analyses used in the financial statement close process. Lastly, our service provider responsible for lease administration was able to demonstrate effective internal controls over the information technology systems management policies and procedures to ensure adequate segregation of incompatible duties.

Based on the measures taken and implemented, management has tested the newly implemented control activities and found them to be effective and has concluded that each of the material weaknesses described above has been remediated as of December 31, 2014.

Changes in Internal Control Over Financial Reporting

Other than with respect to the remediation of the material weaknesses described above, there has been no change to our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

SolarCity Corporation

We have audited SolarCity Corporation’s (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). SolarCity Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Silevo, Inc., which is included in the 2014 consolidated financial statements of SolarCity Corporation and constituted $340.4 million and $259.9 million of total and net assets, respectively, as of December 31, 2014 and $1.1 million and $9.7 million of revenue and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of SolarCity Corporation also did not include an evaluation of the internal control over financial reporting of Silevo, Inc.

In our opinion, SolarCity Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2014 consolidated financial statements of SolarCity Corporation and our report dated February 24, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

February 24, 2015

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item 10 of Form 10-K that is found in our 2014 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2015 Annual Meeting of Stockholders (2014 Proxy Statement) is incorporated by reference to our 2014 Proxy Statement. The 2014 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 of Form 10-K that is found in our 2014 Proxy Statement is incorporated by reference to our 2014 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 of Form 10-K that is found in our 2014 Proxy Statement is incorporated by reference to our 2014 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 of Form 10-K that is found in our 2014 Proxy Statement is incorporated by reference to our 2014 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 of Form 10-K that is found in our 2014 Proxy Statement is incorporated by reference to our 2014 Proxy Statement.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2015.

SOLARCITY CORPORATION

By:	/s/ Lyndon R. Rive
Lyndon R. Rive
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Lyndon R. Rive and Brad W. Buss, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Lyndon R. Rive Lyndon R. Rive	Founder, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2015

/s/ Brad W. Buss Brad W. Buss	Chief Financial Officer (Principal Accounting and Financial Officer)	February 24, 2015

/s/ Peter J. Rive Peter J. Rive	Founder, Chief Technology Officer and Director	February 24, 2015

/s/ Elon Musk Elon Musk	Chairman of the Board of Directors	February 24, 2015

/s/ John H. N. Fisher John H. N. Fisher	Director	February 24, 2015

/s/ Antonio J. Gracias Antonio J. Gracias	Director	February 24, 2015

/s/ Donald R. Kendall, Jr. Donald R. Kendall, Jr.	Director	February 24, 2015

/s/ Nancy E. Pfund Nancy E. Pfund	Director	February 24, 2015

/s/ Jonathan K. Shulkin Jonathan K. Shulkin	Director	February 24, 2015

/s/ Jeffrey B. Straubel Jeffrey B. Straubel	Director	February 24, 2015

/s/ Bennet Van de Bunt Bennet Van de Bunt	Director	February 24, 2015

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Incorporated by Reference	Exhibit Filing Date
2.1	Agreement and Plan of Merger, dated as of June 16, 2014, by and among SolarCity Corporation, Sunflower Acquisition Corporation, Sunflower Acquisition LLC, Silevo, Inc., Richard Lim, as Securityholder Representative, and U.S. Bank National Association, as Escrow Agent (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 17, 2014)	8-K	001-35758	2.1	June 17, 2014
2.1a

Amendment No. 1 to Agreement and Plan of Merger, dated as of September 5, 2014, by and among SolarCity Corporation, Sunflower Acquisition Corporation, Sunflower Acquisition LLC, Silevo, Inc., Richard Lim, as Securityholder Representative, and U.S. Bank National Association, as Escrow Agent

		10-Q	001-35758	2.1a	November 6, 2014
2.2	Agreement and Plan of Merger, dated as of October 8, 2013, by and among the Registrant, Zoom Acquisition Corporation, Zoom Acquisition LLC, Zep Solar, Inc., Shareholder Representative Services LLC and U.S. Bank National Association, as Escrow Agent	8-K	001-35758	2.1	October 10, 2013
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-K	001-35758	3.1	March 27, 2013
3.2	Amended and Restated Bylaws of the Registrant	10-K	001-35758	3.2	March 27, 2013
4.1	Form of Common Stock Certificate of the Registrant	S-1/A	333-184317	4.1	November 27, 2012
4.3	Seventh Amended and Restated Investor’s Rights Agreement by and among the Registrant and certain stockholders of the Registrant, dated February 24, 2012	S-1	333-184317	4.4	October 5, 2012
4.4	Indenture, dated as of October 21, 2013, by and between the Registrant and Wells Fargo Bank National Association, including the form of senior convertible notes contained therein	8-K	001-35758	4.1	October 21, 2013
4.5	Indenture, dated as of September 30, 2014, between the Registrant and Wells Fargo Bank, National Association	8-K	001-35758	4.1	October 6, 2014
4.6	Indenture, dated as of October 15, 2014, between the Registrant and U.S. Bank N.A.	S-3ASR	333-199321	4.1	October 15, 2014
4.7	First Supplemental Indenture, dated as of October 15, 2014, to Indenture, dated as of October 15, 2014, between the Registrant and U.S. Bank N.A.	8-K	001-35758	4.2	October 15, 2014
4.8	Second Supplemental Indenture, dated as of October 15, 2014, to Indenture, dated as of October 15, 2014, between the Registrant and U.S. Bank N.A.	8-K	001-35758	4.3	October 15, 2014
4.9	Third Supplemental Indenture, dated as of October 15, 2014, to Indenture, dated as of October 15, 2014, between the Registrant and U.S. Bank N.A.	8-K	001-35758	4.4	October 15, 2014
4.10	Fourth Supplemental Indenture, dated as of October 15, 2014, to Indenture, dated as of October 15, 2014, between the Registrant and U.S. Bank N.A.	8-K	001-35758	4.5	October 15, 2014
10.1*	Form of Indemnification Agreement for directors and executive officers	S-1	333-184317	10.1	October 5, 2012
10.2*	2007 Stock Plan and form of agreements used thereunder	S-1	333-184317	10.2	October 5, 2012
10.3*	2012 Equity Incentive Plan and form of agreements used thereunder	S-1	333-184317	10.3	October 5, 2012
10.4*	2012 Employee Stock Purchase Plan and form of agreements used thereunder	S-1	333-184317	10.4	October 5, 2012
10.5	Office Lease Agreement, between Locon San Mateo, LLC and the Registrant, dated as of July 30, 2010	S-1	333-184317	10.5	October 5, 2012
10.5a	First Amendment to Lease, between Locon San Mateo, LLC and the Registrant, dated as of November 15, 2010	S-1	333-184317	10.5a	October 5, 2012

Exhibit Number	Exhibit Description	Form	File No.	Incorporated by Reference	Exhibit Filing Date
10.5b	Second Amendment to Lease, between Locon San Mateo, LLC and the Registrant, dated as of March 31, 2011	S-1	333-184317	10.5b	October 5, 2012
10.10**	Credit Agreement among the Registrant, Bank of America, N.A. and other banks and financial institutions party thereto, dated as of September 10, 2012	S-1	333-184317	10.10	October 5, 2012
10.10a	Amendment to Credit Agreement, dated as of October 12, 2012, among the Registrant, Bank of America, N.A., as Administrative Agent and the lenders party thereto	8-K	001-35758	10.10a	June 24, 2013
10.10b	Amendment to Credit Agreement, dated as of November 9, 2012, among the Registrant, Bank of America, N.A., as Administrative Agent and the lenders party thereto	8-K	001-35758	10.10b	June 24, 2013
10.10c	Amendment to Credit Agreement, dated as of December 31, 2012, among the Registrant, Bank of America, N.A., as Administrative Agent and the lenders party thereto	8-K	001-35758	10.10c	June 24, 2013
10.10d	Amendment Number One to Credit Agreement, dated as of June 18, 2013, among the Registrant, Bank of America, N.A., as Administrative Agent and the lenders party thereto	8-K	001-35758	10.10d	June 24, 2013
10.10e**	Amended and Restated Credit Agreement among the Registrant, Bank of America, N.A. and other banks and financial institutions party thereto, dated as of November 1, 2013	10-K/A	001-35758	10.10e	September 4, 2014
10.10f	First Amendment to the Amended and Restated Credit Agreement, dated as of June 27, 2014, by and among the Registrant, Bank of America, N.A. and other banks and financial institutions party thereto	10-Q	001-35758	10.10f	August 7, 2014
10.10g**	Second Amendment to the Amended and Restated Credit Agreement, dated as of July 11, 2014, by and among the Registrant, Bank of America, N.A. and other banks and financial institutions party thereto	10-Q	001-35758	10.10g	August 7, 2014
10.10h

Third Amendment to the Amended and Restated Credit Agreement, dated as of September 23, 2014, by and among SolarCity Corporation, a Delaware corporation, the Lenders party hereto and Bank of America, N.A., as administrative agent

		10-Q	001-35758	10.10h	November 6, 2014
10.10i**

Fourth Amendment to the Amended and Restated Credit Agreement, dated as of October 10, 2014, by and among SolarCity Corporation, a Delaware corporation, the Lenders party hereto and Bank of America, N.A., as administrative agent

		10-Q	001-35758	10.10i	November 6, 2014
10.10j**

Fifth Amendment to the Amended and Restated Credit Agreement, dated as of December 19, 2014, by and among SolarCity Corporation, a Delaware corporation, the Lenders party hereto and Bank of America, N.A., as administrative agent

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

		10-K/A	001-35758	10.12a	September 4, 2014
10.13*	Zep Solar, Inc. 2010 Equity Incentive Plan and form of agreements used thereunder	S-8	333-192996	4.5	December 20, 2013
10.14**	Loan Agreement among Hammerhead Solar, LLC (an indirect wholly owned subsidiary of the Registrant), Bank of America, N.A. and other banks and financial institutions party thereto, dated as of February 4, 2014	10-Q/A	001-35758	10.14	October 10, 2014
10.14a**

Upsizing Amendment and Acknowledgment among Hammerhead Solar, LLC (an indirect wholly owned subsidiary of the Registrant), Bank of America, N.A. and other banks and financial institutions party thereto, dated as of February 20, 2014

		10-Q/A	001-35758	10.14a	October 10, 2014
10.14b**

Second Upsizing Amendment among Hammerhead Solar, LLC (an indirect wholly owned subsidiary of the Registrant), Bank of America, N.A. and other banks and financial institutions party thereto, dated as of March 20, 2014

		10-Q	001-35758	10.14b	May 7, 2014
10.14c**

Third Amendment to Loan Agreement among Hammerhead Solar, LLC (an indirect wholly owned subsidiary of the Registrant), Bank of America, N.A. and other banks and financial institutions party thereto, dated as of May 23, 2014

		10-Q	001-35758	10.14c	August 7, 2014
10.14d**

Fourth Amendment to Loan Agreement among Hammerhead Solar, LLC (an indirect wholly owned subsidiary of the Registrant), Bank of America, N.A. and other banks and financial institutions party thereto, dated as of August 19, 2014

		10-Q	001-35758	10.14d	November 6, 2014
10.15**	Loan Agreement, dated May 23, 2014, by and among AU Solar 2, LLC (an indirect wholly owned subsidiary of the Registrant), ING Capital LLC, CIT Finance LLC, Goldman Sachs Lending Partners LLC, Crédit Agricole Corporate and Investment Bank and the other banks and financial institutions party thereto	10-Q	001-35758	10.15	August 7, 2014
10.15a**

Amendment No. 1 to Loan Agreement, dated as of December 11, 2014, by and among AU Solar 2, LLC (an indirect wholly owned subsidiary of the Registrant), ING Capital LLC, CIT Finance LLC, Goldman Sachs Lending Partners LLC, Crédit Agricole Corporate and Investment Bank and the other banks and financial institutions party thereto

10.16	Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of September 2, 2014, by and between The Research Foundation For The State University of New York, on behalf of the College of Nanoscale Science and Engineering of the State University of New York, and Silevo, Inc.	10-Q	001-35758	10.16	November 6, 2014
10.16a

First Amendment to Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of October 31, 2014, by and between The Research Foundation For The State University of New York, on behalf of the College of Nanoscale Science and Engineering of the State University of New York, and Silevo, Inc.

Exhibit Number	Exhibit Description	Form	File No.	Incorporated by Reference	Exhibit Filing Date
10.16b

Second Amendment to Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of December 15, 2014, by and between The Research Foundation For The State University of New York, on behalf of the College of Nanoscale Science and Engineering of the State University of New York, and Silevo, Inc.

21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K)
31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.
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