Form 10-Q
period 2015-03-31
SOLARCITY CORP
filed 2015-05-06
CIK 1408356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

The number of shares outstanding of the registrant’s common stock as of March 31, 2015 was 96,855,648.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The discussion in this quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies; anticipated future financial results; expected trends in certain financial and operating metrics; our belief that the aggregate megawatt, or MW, production capacity of our systems is an indicator of the growth rate of our solar energy systems business; the calculation of estimated nominal contracted payments remaining, and certain other metrics based on forward-looking projections; projections on growth in the markets that we operate and our growth rates; pricing trends, including our ability to achieve economies of scale in both installation and capital costs; our ability to successfully integrate Silevo, Inc.’s business, operations and personnel and achieve manufacturing economies of scale and associated cost reductions; our expectations regarding the Riverbend Agreement and the development and construction of the Riverbend facility, including expected capital and operating expenses and the performance of our manufacturing operations; our belief that adequate surplus capacity of non-tariff solar panels is available to suit our future needs and the costs of solar energy system components; projections relating to our use of and reliance on U.S. Treasury grants and federal, state and local incentives and tax attributes; our regulatory status as a non-utility; our ability to continue to meet the regulatory requirements of a public company; expansion and hiring plans; product development efforts and customer preferences; the fair market value of our solar energy systems, including amounts potentially payable to our fund investors as a result of decreased fair market value determinations by the U.S. Treasury Department; the life and durability of our solar systems and equipment, and anticipated contract renewals; the success of our sales and marketing efforts; our plans to sell Zep Solar products; our internal control environment; the payment of future dividends; and our belief as to the sufficiency of our existing cash and cash equivalents, funds available under our secured credit facilities and funds available under existing financing funds to meet our working capital and operating resource requirements for the next 12 months.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SolarCity Corporation

Condensed Consolidated Balance Sheets

(In Thousands, Except Share Par Values)

	March 31,	December 31,
	2015	2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$446,683	$504,383
Short-term investments	129,166	138,311
Restricted cash	10,395	20,875
Accounts receivable (net of allowances for doubtful accounts of $2,364 and $1,941 as of March 31, 2015 and December 31, 2014, respectively)	25,591	22,708
Rebates receivable - net	27,279	30,021
Inventories	227,676	217,223
Deferred income tax asset	12,469	13,149
Prepaid expenses and other current assets	65,442	55,729
Total current assets	944,701	1,002,399
Solar energy systems, leased and to be leased - net	3,073,600	2,796,796
Property, plant and equipment - net	163,048	101,914
Goodwill and intangible assets - net	531,470	539,557
MyPower customer notes receivable, net of current portion	138,316	34,544
MyPower deferred costs	60,746	13,147
Other assets	129,084	97,854
Total assets(1)	$5,040,965	$4,586,211
Liabilities and equity
Current liabilities:
Accounts payable	$216,807	$237,809
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	9,065	8,552
Current portion of deferred U.S. Treasury grant income	15,330	15,330
Accrued and other current liabilities	185,119	152,408
Customer deposits	7,815	10,560
Current portion of deferred revenue	90,009	86,238
Current portion of long-term debt	11,712	11,781
Current portion of solar bonds	1,658	820
Current portion of solar bonds issued to related parties	90,330	330
Current portion of solar asset-backed notes	12,510	13,574
Current portion of financing obligation	30,778	29,689
Total current liabilities	671,133	567,091
Deferred revenue, net of current portion	662,776	557,408
Long-term debt, net of current portion	467,738	287,621
Solar bonds, net of current portion	7,982	2,593
Solar bonds issued to related parties, net of current portion	200	200
Convertible senior notes	796,000	796,000
Solar asset-backed notes, net of current portion	299,646	304,393
Long-term deferred tax liability	12,518	13,194
Financing obligation, net of current portion	65,248	73,379
Deferred U.S. Treasury grant income, net of current portion	393,637	397,486
Other liabilities and deferred credits	281,606	244,474
Total liabilities(1)	3,658,484	3,243,839
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests in subsidiaries	246,492	186,788
Stockholders' equity:
Common stock, $0.0001 par value - authorized, 1,000,000 shares as of March 31, 2015 and December 31, 2014; issued and outstanding, 96,856 and 96,521 shares as of March 31, 2015 and December 31, 2014, respectively	10	10
Additional paid-in capital	1,032,090	1,003,992
Accumulated deficit	(279,885)	(258,360)
Total stockholders' equity	752,215	745,642
Noncontrolling interests in subsidiaries	383,774	409,942
Total equity	1,135,989	1,155,584
Total liabilities and equity	$5,040,965	$4,586,211

(1)

SolarCity Corporation’s, or the Company’s, consolidated assets as of March 31, 2015 and December 31, 2014 include $1,892,232 and $1,672,370, respectively, being assets of variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs. These assets include solar energy systems, leased and to be leased-net, of $1,799,266 and $1,581,459 as of March 31, 2015 and December 31, 2014, respectively; property, plant and equipment-net, of $24,437 and $24,286 as of March 31, 2015 and December 31, 2014, respectively; cash and cash equivalents of $29,228 and $27,820 as of March 31, 2015 and December 31, 2014, respectively; inventory, of $1,112 and $614 as of March 31, 2015 and December 31, 2014, respectively; restricted cash, current, of $487 and $106 as of March 31, 2015 and December 31, 2014, respectively; accounts receivable, net, of $9,891 and $6,769 as of March 31, 2015 and December 31, 2014, respectively; prepaid expenses and other current assets of $1,156 and $1,839 as of March 31, 2015 and December 31, 2014, respectively; rebates receivable of $21,686 and $25,397 as of March 31, 2015 and December 31, 2014, respectively; restricted cash, noncurrent, of $254 and $300 as of March 31, 2015 and December 31, 2014, respectively; and other assets of $4,715 and $3,780 as of March 31, 2015 and December 31, 2014, respectively. The Company’s consolidated liabilities as of March 31, 2015 and December 31, 2014 include $27,349 and $27,808, respectively, being liabilities of VIEs whose creditors have no recourse to the Company. These liabilities include distributions payable to noncontrolling interests in subsidiaries and redeemable noncontrolling interests in subsidiaries of $9,065 and $8,552 as of March 31, 2015 and December 31, 2014, respectively; accounts payable of $2,896 and $2,748 as of March 31, 2015 and December 31, 2014, respectively; customer deposits of $4,771 and $6,405 as of March 31, 2015 and December 31, 2014, respectively; accrued liabilities and other payables of $1,457 and $969 as of March 31, 2015 and December 31, 2014, respectively; and current portion of long-term debt of $9,160 and $9,134 as of March 31, 2015 and December 31, 2014, respectively.

See further description in Note 6, VIE Arrangements.

See accompanying notes.

SolarCity Corporation

Condensed Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue:
Operating leases and solar energy systems incentives	$54,771	$29,072
Solar energy systems and components sales	12,708	34,474
Total revenue	67,479	63,546
Cost of revenue:
Operating leases and solar energy systems incentives	32,260	15,979
Solar energy systems and components sales	13,460	32,782
Total cost of revenue	45,720	48,761
Gross profit	21,759	14,785
Operating expenses:
Sales and marketing	86,671	46,850
General and administrative	48,654	33,011
Research and development	12,120	1,923
Total operating expenses	147,445	81,784
Loss from operations	(125,686)	(66,999)
Interest expense - net	18,521	7,979
Other expense - net	2,104	25
Loss before income taxes	(146,311)	(75,003)
Income tax provision	(626)	(215)
Net loss	(146,937)	(75,218)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(125,412)	(51,155)
Net loss attributable to stockholders	$(21,525)	$(24,063)
Net loss attributable to common stockholders
Basic	$(21,525)	$(24,063)
Diluted	$(21,525)	$(24,063)
Net loss per share attributable to common stockholders
Basic	$(0.22)	$(0.26)
Diluted	$(0.22)	$(0.26)
Weighted average shares used to compute net loss per share attributable to common stockholders
Basic	96,680,069	91,412,126
Diluted	96,680,069	91,412,126

See accompanying notes.

SolarCity Corporation

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities:
Net loss	$(146,937)	$(75,218)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of property, plant and equipment and construction in progress	66	626
Depreciation and amortization	36,351	18,989
Non cash interest and other expense	3,782	1,392
Stock-based compensation, net of amounts capitalized	18,361	12,847
Deferred income taxes	4	4
Reduction in financing obligation	(10,570)	(10,282)
Changes in operating assets and liabilities:
Restricted cash	7,992	12,810
Accounts receivable	(2,883)	(2,860)
Rebates receivable	2,742	(3,269)
Inventories	(10,107)	5,181
Prepaid expenses and other current assets	(7,695)	(8,114)
MyPower deferred costs	(47,603)	—
Other assets	(10,292)	(564)
Accounts payable	(22,957)	(22,680)
Accrued and other liabilities	15,864	(7,377)
Customer deposits	(2,745)	(3,230)
Deferred revenue	5,345	58,437
Net cash used in operating activities	(171,282)	(23,308)
Investing activities:
Payments for the cost of solar energy systems, leased and to be leased	(294,998)	(187,383)
Purchase of property, plant and equipment	(30,497)	(4,741)
Purchases of short-term investments	(44,592)	—
Proceeds from sales and maturities of short-term investments	53,308	—
Payments to acquire redeemable noncontrolling interest in a subsidiary	—	(450)
Net cash used in investing activities	(316,779)	(192,574)

	Three Months Ended March 31,
	2015	2014
Financing activities:
Investment fund financings, bank and other borrowings:
Borrowings under long-term debt	178,082	100,541
Repayments of long-term debt	(752)	(50,960)
Proceeds from issuance of solar bonds	6,227	—
Proceeds from issuance of solar bonds issued to related parties	90,000	—
Repayments of borrowings under solar asset-backed notes	(5,817)	(671)
Payment of deferred purchase consideration	(1,249)	(957)
Proceeds from financing obligation	6,392	7,740
Repayments of financing obligation	(4,912)	(6,454)
Repayment of capital lease obligations	(716)	(382)
Proceeds from investment by noncontrolling interests and redeemable noncontrolling interests in subsidiaries	176,318	113,393
Distributions paid to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	(16,857)	(9,273)
Proceeds from U.S. Treasury grants	—	243
Net cash provided by financing activities before equity and convertible notes issuances	426,716	153,220
Equity and convertible notes issuances:
Proceeds from exercise of stock options	3,645	5,133
Net cash provided by equity and convertible notes issuances	3,645	5,133
Net cash provided by financing activities	430,361	158,353
Net decrease in cash and cash equivalents	(57,700)	(57,529)
Cash and cash equivalents, beginning of period	504,383	577,080
Cash and cash equivalents, end of period	$446,683	$519,551
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$8,427	$3,008
Cash paid (received) during the period for taxes	$70	$(589)

See accompanying notes.

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements

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

2. Summary of Significant Accounting Policies and Procedures

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, or GAAP, and reflect the accounts and operations of the Company and those of its subsidiaries in which the Company has a controlling financial interest. In accordance with the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 810, Consolidation , the Company consolidates any variable interest entity, or VIE, of which it is the primary beneficiary. The typical condition for a controlling financial interest ownership is holding a majority of the voting interests of an entity; however, a controlling financial interest may also exist in entities, such as VIEs, through arrangements that do not involve controlling voting interests. ASC 810 requires a variable interest holder to consolidate a VIE if that party has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company does not consolidate a VIE in which it has a majority ownership interest when the Company is not considered the primary beneficiary. The Company has determined that it is the primary beneficiary of a number of VIEs (see Note 6, VIE Arrangements). The Company evaluates its relationships with all the VIEs on an ongoing basis to ensure that it continues to be the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.

The Company and its subsidiaries’ fiscal quarters and years are the same as calendar quarters and years except for one subsidiary, Silevo, Inc., or Silevo, which continues to have fiscal quarters based on 13-week periods and fiscal years based on 52-week periods. Silevo’s first fiscal quarter of 2015 began on December 28, 2014 and ended on March 28, 2015, and it did not have any material activity after March 28, 2015 and through March 31, 2015.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Short-Term Investments

The Company’s short-term investments are comprised of corporate debt securities and asset-backed securities. The Company classifies short-term investments as available-for-sale and carries them at fair value, with any unrealized gains or losses recognized as other comprehensive income or loss in the condensed consolidated balance sheets. The specific identification method is used to determine the cost of any securities disposed of, with any realized gains or losses recognized as other income or expense in the condensed consolidated statements of operations. Short-term investments are anticipated to be used for current operations and are, therefore, classified as current assets even though their maturities may extend beyond one year. The Company periodically reviews short-term investments for impairment. In the event a decline in value is determined to be other-than-temporary, an impairment loss is recognized. When determining if a decline in value is other-than-temporary, the Company takes into consideration the current market

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

conditions and the duration and severity of and the reason for the decline, as well as the likelihood that it would need to sell the security prior to a recovery of par value.

As of March 31, 2015, short-term investments were comprised of $115.0 million of corporate debt securities and $14.2 million of asset-backed securities. The costs of these securities approximated their fair values, and there were no material gross realized or unrealized gains, gross realized or unrealized losses or impairment losses recognized for the three months ended March 31, 2015. As of March 31, 2015, all short-term investments were scheduled to mature within the next twelve months.

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

As of March 31, 2015, the assets and liabilities carried at fair value on a recurring basis included cash equivalents, short-term investments and contingent consideration.

As of March 31, 2015, the fair value of the Company’s cash equivalents, short-term investments and contingent consideration were as follows (in thousands):

	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$43,082	$—	$—
Term deposits	$—	$3,001	$—
Short-term investments:
Corporate debt securities	$—	$115,033	$—
Asset-backed securities	$—	$14,133	$—
Liabilities:
Contingent consideration	$—	$—	$118,931

The Company classified its money market funds within Level 1 because their fair values are based on their quoted market prices. The Company classified its term deposits, corporate debt securities and asset-backed securities within Level 2 because their fair values are determined using alternative pricing sources or models that utilized market observable inputs to determine their fair values. The Company classified its contingent consideration within Level 3 because their fair values are determined using unobservable probability estimates and unobservable estimated discount rates applicable to the acquisition to determine the fair value. Furthermore, during the three months ended March 31, 2015, there were no transfers between the levels of the fair value hierarchy.

The contingent consideration is dependent on the achievement of specified production milestones for the acquired business. The fair value of the contingent consideration is directly proportional to the estimated probabilities of achievement of these milestones. As of March 31, 2015, the estimated probabilities ranged from 90% to 95%, the estimated discount rates ranged from 5.0% to 7.0%, $42.5 million was included under accrued and other current liabilities on the condensed consolidated balance sheets and $76.4 million was included under other liabilities and deferred credits on the condensed consolidated balance sheets.

The following table summarizes the activity of the Level 3 contingent consideration balance in the three months ended March 31, 2015 (in thousands):

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

Balance - beginning of the period	$117,197
Change in fair value recorded in other expense - net	1,734
Balance - end of the period	$118,931

The Company’s financial instruments that are not re-measured at fair value include accounts receivable, customer notes receivable, rebates receivable, accounts payable, customer deposits, distributions payable to noncontrolling interests and redeemable noncontrolling interests, the participation interest, solar asset-backed notes, convertible senior notes, Solar Bonds and long-term debt. The carrying values of these financial instruments other than customer notes receivable, the participation interest, solar asset-backed notes, convertible senior notes, Solar Bonds and long-term debt approximate their fair values due to the fact that they were short-term in nature at March 31, 2015 and December 31, 2014 (Level 1).

The Company estimates the fair value of convertible senior notes based on their last actively traded prices (Level 1). The Company estimates the fair value of customer notes receivable, the participation interest, solar asset-backed notes, Solar Bonds and long-term debt based on rates currently offered for instruments with similar maturities and terms (Level 3).

The following table presents the estimated fair values of the participation interest, solar asset-backed notes and convertible senior notes (in thousands):

	March 31, 2015	December 31, 2014
Participation interest	$14,259	$14,102
Solar asset-backed notes	$320,756	$328,313
Convertible senior notes	$745,100	$752,176

The Company has estimated the fair value of customer notes receivable, Solar Bonds and long-term debt to approximate their carrying values based on rates currently offered for instruments with similar maturities and terms.

Customer Notes Receivable

In determining the allowance and credit quality for customer loans under MyPower, the Company identifies significant customers with known disputes or collection issues and considers its historical level of credit losses and current economic trends that might impact the level of future credit losses. Customer notes receivable that are individually impaired are charged-off as a write-off of allowance for losses. As of March 31, 2015, there were no significant customers with known disputes or collection issues, and the amount of potentially uncollectible amounts was also insignificant. Accordingly, the Company did not establish an allowance for losses against customer notes receivable. In addition, there were no non-accrual or past due customer notes receivable as of March 31, 2015.

Deferred Revenue and Deferred Costs under MyPower Contracts

For solar energy systems sold under a MyPower contract, the Company initially defers the revenue associated with the sale of a solar energy system when it delivers a system that has passed inspection by the utility or the authority having jurisdiction. The Company recognizes revenue for the system on a cash basis over the term of the contract as the customer pays the loan’s principal and interest. The deferred revenue is included in the condensed consolidated balance sheets under current portion of deferred revenue for the portion expected to be recognized as revenue in the next 12 months, and the non-current portion is included under deferred revenue, net of current portion. The Company records a note receivable when the customer secures a loan, issued by a subsidiary of the Company, to finance the solar energy system purchase.

MyPower deferred revenue activity was as follows (in thousands):

As of and for the
Three Months Ended
March 31,
2015
Balance - beginning of the period	$33,651
MyPower systems delivered under executed contracts	96,857
MyPower revenue recognized within solar energy systems and components sales	(1,013)
Balance - end of the period	$129,495

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

Of the balance outstanding as of March 31, 2015, $1.0 million is included in the condensed consolidated balance sheet under current portion of deferred revenue. The balances in the table above do not include $9.8 million allocated to remote monitoring services and $2.0 million allocated to sales taxes.

The costs associated with solar energy systems sold under MyPower contracts, including the costs of acquisition of solar energy systems component, personnel costs associated with system installations and costs to originate the contracts such as sales commissions, referral fees and some incremental contract administration costs, are initially capitalized as deferred costs. Subsequently these costs are recognized as a component of cost of revenue from solar energy systems and components sales for the costs associated with system components and installation, or as a component of operating expenses for costs associated with contract origination, generally in proportion to the reduction of the MyPower loan’s outstanding principal over 30 years. The deferred cost is included in the condensed consolidated balance sheets under prepaid expenses and other current assets for the portion expected to be recognized in the condensed consolidated income statement in the next twelve months, and the non-current portion is included under other assets. MyPower deferred costs activity was as follows (in thousands):

As of and for the
Three Months Ended
March 31,
2015
Balance - beginning of the period	$13,571
MyPower systems delivered under executed contracts(1)	48,056
MyPower cost of revenue within solar energy systems and components sales	(454)
Balance - end of the period	$61,173

(1)	Included in MyPower systems delivered under executed contracts was $6.2 million of MyPower contract origination costs incurred in the three months ended March 31, 2015.

Of the balance outstanding as of March 31, 2015, $0.4 million is included in the condensed consolidated balance sheet under prepaid and current assets.

Warranties

The Company warrants its products for various periods against defects in material or installation workmanship. The Company generally provides a warranty on the generating and non-generating parts of the solar energy systems it sells, including sales under MyPower contracts, of typically between 10 to 30 years. The manufacturer’s warranty on the solar energy systems’ components, which is typically passed-through to customers, ranges from 1 to 25 years.

The changes in the accrued warranty balance, recorded as a component of accrued and other current liabilities on the condensed consolidated balance sheets, consisted of the following (in thousands):

As of and for the
Three Months Ended
March 31,
2015
Balance - beginning of the period	$8,607
Reduction in liability (payments)	(43)
Increase in liability (new customer warranties)	6,936
Balance - end of the period	$15,500

Solar Energy Systems Performance Guarantees

The Company guarantees certain specified minimum solar energy production output for certain systems leased or sold to customers generally for a term up to 30 years. The Company monitors the solar energy systems to ensure that these outputs are being achieved. The Company evaluates if any amounts are due to its customers. As of March 31, 2015 and December 31, 2014, the Company had recorded liabilities of $1.7 million and $1.6 million, respectively, under accrued and other current liabilities in the condensed consolidated balance sheets, relating to these guarantees based on the Company’s assessment of its current exposure.

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

Comprehensive Income (Loss)

The Company accounts for comprehensive income (loss) in accordance with ASC 220, Comprehensive Income. Under ASC 220, the Company is required to report comprehensive income (loss), which includes net income (loss) as well as other comprehensive income (loss). There were no significant other comprehensive income (losses) and no significant differences between comprehensive loss as defined by ASC 220 and net loss as reported in the condensed consolidated statements of operations, for the periods presented.

Segment Information

Operating segments are defined as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The executive team is the Company’s chief operating decision maker, which is comprised of the chief executive officer, the chief technology officer, the chief revenue officer, chief operating officer and the chief financial officer. Based on the financial information presented to and reviewed by the executive team in deciding how to allocate the resources and in assessing the performance of the Company, the Company has determined that it has a single operating and reporting segment: solar energy products and services. The Company’s principal operations, revenue and decision-making functions are located in the United States.

Basic and Diluted Net Income (Loss) Per Share

The Company’s basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period.

The diluted net income (loss) per share attributable to common stockholders is computed by giving effect to all potential common stock equivalents outstanding for the period determined using the treasury stock method or the if-converted method, as applicable. In periods when the Company incurred a net loss attributable to common stockholders, stock options, restricted stock units and convertible senior notes are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is antidilutive.

Recently Issued Accounting Standards

In May 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers, to replace the existing revenue recognition criteria for contracts with customers and to establish the disclosure requirements for revenue from contracts with customers. The ASU is effective for interim and annual periods beginning after December 15, 2016. Adoption of the ASU is either retrospective to each prior period presented or retrospective with a cumulative adjustment to retained earnings or accumulated deficit as of the adoption date. The Company is currently assessing the impact of the ASU on its condensed consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern, to provide guidance within GAAP requiring management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and requiring related disclosures. The ASU is effective for annual periods ending after December 15, 2016. The Company believes that the ASU will have no impact on its condensed consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis, to amend the criteria for consolidation of certain legal entities. The ASU is effective for interim and annual periods beginning after December 15, 2015. Adoption of the ASU is either retrospective to each prior period presented or retrospective with a cumulative adjustment to retained earnings or accumulated deficit as of the adoption date. The Company is currently assessing the impact of the ASU on its condensed consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, to require debt issuance costs to be presented as an offset against debt outstanding. The ASU is effective for interim and annual periods beginning after December 15, 2015. Adoption of the ASU is retrospective to each prior period presented. The Company does not anticipate that the adoption of the ASU will have a material impact on its condensed consolidated balance sheets.

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

3. Goodwill and Intangible Assets

The Company is currently reviewing the third-party valuations of certain assets acquired and liabilities assumed through the Silevo acquisitions in the third quarter of 2014 including the gross amounts of certain intangible assets presented in the tables below. The Company is also reviewing the third-party valuation of contingent consideration payable on the acquisition of Silevo. There were no material changes recorded in the three months ended March 31, 2015 related to the amounts reported in the Company’s Form 10-K for the year ended December 31, 2014, except for the periodic amortization of the intangible assets. However, the preliminary fair values of these intangible assets and goodwill remain subject to change.

Intangible Assets

The following is a summary of intangible assets as of March 31, 2015 (in thousands):

	Weighted-
	average
	useful life		Accumulated
	(in years)	Gross	amortization	Net
Developed technology - Silevo	10	$115,000	$(5,971)	$109,029
Developed technology - Zep Solar	7	60,100	(11,217)	48,883
Trademarks and trade names	7	24,700	(4,610)	20,090
Marketing database	5	17,427	(5,470)	11,957
PowerSaver agreement	10	17,077	(2,680)	14,397
Non-compete agreement	5	6,959	(2,184)	4,775
Other	6	10,028	(3,609)	6,419
Total	8.33	$251,291	$(35,741)	$215,550

The following is a summary of intangible assets as of December 31, 2014 (in thousands):

				Transfers to
	Weighted-			solar energy
	average			systems,	Write-offs
	useful life		Accumulated	leased and to be	and
	(in years)	Gross	amortization	leased	cancellations	Net
Developed technology - Silevo	10	$115,000	$(3,096)	$—	$—	111,904
Developed technology - Zep Solar	7	60,100	(9,070)	—	—	51,030
Trademarks and trade names	7	24,700	(3,728)	—	—	20,972
Marketing database	5	17,427	(4,599)	—	—	12,828
PowerSaver agreement	10	17,077	(2,253)	—	—	14,824
Solar energy systems backlog	30	12,434	—	(10,755)	(1,679)	—
Non-compete agreement	5	6,959	(1,836)	—	—	5,123
Other	6	10,028	(3,072)	—	—	6,956
Total	9.35	$263,725	$(27,654)	$(10,755)	$(1,679)	$223,637

Amortization expense for the identifiable purchased intangible assets for the three months ended March 31, 2015 and 2014 was allocated as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Included in operating leases and solar energy incentives cost of revenue	$4,281	$893
Included in solar energy systems and components sales cost of revenue	882	1,906
Total included in cost of revenue	5,163	2,799
Included in sales and marketing	2,924	2,924
Total amortization expense	$8,087	$5,723

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

No intangible assets were impaired during the three months ended March 31, 2015.

The total future amortization expense for intangible assets is expected to be (in thousands):

	Cost of Revenue	Operating Expense	Total
Nine months ending December 31, 2015	$15,490	$8,772	$24,262
2016	20,643	11,203	31,846
2017	20,486	10,153	30,639
2018	20,486	8,582	29,068
2019	20,486	5,236	25,722
Thereafter	64,398	9,615	74,013
Total	$161,989	$53,561	$215,550

Goodwill

The carrying value of goodwill as of March 31, 2015 and December 31, 2014 was $315.9 million.

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

4. Selected Balance Sheet Components

Selected components of the condensed consolidated balance sheets were as follows (in thousands):

	March 31, 2015	December 31, 2014
Inventories:
Raw materials	$223,507	$209,251
Work in progress	4,169	7,972
Total	$227,676	$217,223

Solar Energy Systems, Leased and To Be Leased - Net:
Solar energy systems leased to customers	$2,670,720	$2,388,548
Initial direct costs related to solar energy systems leased to customers	236,559	207,537
	2,907,279	2,596,085
Less accumulated depreciation and amortization	(183,700)	(159,160)
	2,723,579	2,436,925
Solar energy systems under construction	168,949	131,048
Solar energy systems to be leased to customers	181,072	228,823
Solar energy systems, leased and to be leased - net(1)(2)	$3,073,600	$2,796,796

Accrued and Other Current Liabilities:
Accrued compensation	$59,944	$50,414
Current portion of contingent consideration	42,536	41,978
Accrued expenses	43,588	27,485
Accrued sales and use taxes	10,626	10,438
Accrued warranty	15,500	8,607
Accrued professional services fees	5,862	6,813
Current portion of capital lease obligation	3,820	3,430
Current portion of deferred gain on sale-leaseback transactions	3,243	3,243
Total	$185,119	$152,408

Other Liabilities and Deferred Credits:
Deferred gain on sale-leaseback transactions, net of current portion	$53,979	$54,790
Build-to-suit lease liability	52,900	26,450
Deferred rent expense	12,566	4,838
Capital lease obligation, net of current portion	27,592	27,791
Liability for receipts from investors	4,401	3,213
Contingent consideration, net of current portion	76,395	75,219
Participation interest	15,750	15,556
Other noncurrent liabilities	38,023	36,617
Total	$281,606	$244,474

(1)

Included in solar energy systems leased to customers as of March 31, 2015 and December 31, 2014 was $66.4 million related to capital leased assets with an accumulated depreciation of $8.6 million and $7.9 million, respectively.

(2)

Included in solar energy systems leased to customer as of March 31, 2015 and December 31, 2014 was $4.2 million and $3.5 million, respectively related to energy storage systems with an accumulated depreciation of $0.2 million and $0.1 million, respectively.

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

5. Indebtedness

The following is a summary of the Company’s debt as of March 31, 2015 (dollars in thousands):

	Unpaid			Unused
	Principal	Carrying Value, Net of Fees		Borrowing
	Balance	Current	Long-Term	Capacity	Interest Rate	Maturity Dates
Recourse debt:
Revolving credit facility	$175,000	$—	$172,321	$5,664	3.4%	December 2016
Vehicle loans	8,973	2,552	6,421	—	1.9%-7.5%	April 2015 - June 2019
2.75% Convertible senior notes due in 2018	230,000	—	230,000	—	2.8%	November 2018
1.625% Convertible senior notes due in 2019	566,000	—	566,000	—	1.6%	November 2019
Solar Bonds	9,714	1,658	7,982	—	1.6%-5.8%	October 2015 - March 2030
Solar Bonds issued to related parties	90,530	90,330	200	—	2.0%-4.0%	October 2015 - October 2021
Total recourse debt	1,080,217	94,540	982,924	5,664
Non-recourse debt:
Term loan assumed from Silevo acquisition	9,160	9,160	—	—	7.8%	June 2015
Term loan due in September 2015	79,000	—	76,968	—	3.7%	September 2015
Term loan due in May 2016	34,622	—	32,753	90,378	3.2%	May 2016
Term loan due in December 2016	182,416	—	179,275	67,584	3.4%-3.5%	December 2016
MyPower revolving credit facility	—	—	—	200,000		January 2017
Solar Asset-backed Notes, Series 2013-1	48,839	3,332	45,507	—	4.8%	November 2038
Solar Asset-backed Notes, Series 2014-1	67,067	2,823	64,244	—	4.6%	April 2044
Solar Asset-backed Notes, Series 2014-2	196,250	6,355	189,895	—	4.0%-Class A 5.4%-Class B	July 2044
Total non-recourse debt	617,354	21,670	588,642	357,962
Total debt	$1,697,571	$116,210	$1,571,566	$363,626

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

The following is a summary of the Company’s debt as of December 31, 2014 (dollars in thousands):

	Unpaid			Unused
	Principal	Carrying Value, Net of Fees		Borrowing
	Balance	Current	Long-Term	Capacity	Interest Rate	Maturity Date
Recourse debt:
Revolving credit facility	$130,000	$—	$126,939	$54,935	3.4%	December 2016
Vehicle loans	9,724	2,647	7,077	—	1.9%-7.5%	March 2015 - June 2019
2.75% Convertible senior notes due in 2018	230,000	—	230,000	—	2.8%	November 2018
1.625% Convertible senior notes due in 2019	566,000	—	566,000	—	1.6%	November 2019
Solar Bonds	3,413	820	2,593	—	2.0%-4.0%	October 2015 - October 2021
Solar Bonds issued to related parties	530	330	200	—	2.0%-4.0%	October 2015 - October 2021
Total recourse debt	939,667	3,797	932,809	54,935
Non-recourse debt:
Term loan assumed from Silevo acquisition	9,134	9,134	—	—	7.8%	June 2015
Term loan due in May 2016	34,195	—	33,497	90,805	3.2%	May 2016
Term loan due in December 2016	122,655	—	120,108	127,345	3.4%-3.5%	December 2016
Solar Asset-backed Notes, Series 2013-1	49,519	3,291	46,228	—	4.8%	November 2038
Solar Asset-backed Notes, Series 2014-1	67,676	2,779	64,897	—	4.6%	April 2044
Solar Asset-backed Notes, Series 2014-2	201,494	7,504	193,268	—	4.0%-Class A 5.4%-Class B	July 2044
Total non-recourse debt	484,673	22,708	457,998	218,150
Total debt	$1,424,340	$26,505	$1,390,807	$273,085

Recourse debt refers to debt that is recourse to the Company’s general assets. Non-recourse debt refers to debt that is recourse to only specified assets or subsidiaries of the Company. The Company’s debt is described further below.

Recourse Debt Facilities:

Revolving Credit Facility

In September 2012, the Company entered into a revolving credit agreement with a syndicate of banks to obtain funding for working capital, letters of credit and funding for general corporate needs. The committed amount under the revolving credit facility was increased from $75.0 million to $200.0 million in 2013. Borrowed funds bear interest, at the Company’s option, at an annual rate of (a) 3.25% plus LIBOR or (b) 2.25% plus the highest of (i) the federal funds rate plus 0.50%, (ii) Bank of America’s published “prime rate” or (iii) LIBOR plus 1.00%. The fee for undrawn commitments is 0.375% per annum. The revolving credit facility is secured by certain of the Company’s machinery and equipment, accounts receivable, inventory and other assets. In each of June, July, September, October and December 2014, the revolving credit facility was amended to increase certain debt covenant thresholds, including those related to permitted investment amounts and capital expenditures by the Company, to make certain changes in connection with the Company’s acquisition of Silevo and to make certain changes in connection with the issuance and payment of certain loans and debt, among other things. The Company was in compliance with all financial covenants as of March 31, 2015.

Vehicle Loans

The Company has entered into various vehicle loan agreements with various financial institutions. The vehicle loans are secured by the vehicles financed. The Company was in compliance with all financial covenants as of March 31, 2015.

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

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

Each $1,000 of principal of the convertible senior notes is initially convertible into 16.2165 shares of the Company’s common stock, which is equivalent to an initial conversion price of $61.67 per share, subject to adjustment upon the occurrence of specified events set forth in the applicable indenture. Holders of the convertible senior notes may convert their convertible senior notes at their option at any time up to and including the second scheduled trading day prior to maturity. If certain events that would constitute a make-whole fundamental change under the applicable indenture occur prior to the maturity date, the Company would increase the conversion rate for a holder who elects to convert its convertible senior notes in connection with such an event in certain circumstances. The convertible senior note holders may require the Company to repurchase their convertible senior notes for cash only under certain defined fundamental changes. The Company was in compliance with all financial covenants as of March 31, 2015.

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

Each $1,000 of principal of the convertible senior notes is initially convertible into 11.972 shares of the Company’s common stock, which is equivalent to an initial conversion price of $83.53 per share, subject to adjustment upon the occurrence of specified events set forth in the applicable indenture. Holders of the convertible senior notes may convert their convertible senior notes at their option at any time up to and including the second scheduled trading day prior to maturity. If certain events that would constitute a make-whole fundamental change under the applicable indenture occur prior to the maturity date, the Company would increase the conversion rate for a holder who elects to convert its convertible senior notes in connection with such an event in certain circumstances. The convertible senior note holders may require the Company to repurchase their convertible senior notes for cash only under certain defined fundamental changes. The Company was in compliance with all financial covenants as of March 31, 2015.

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

Solar Bonds

In October 2014, the Company commenced issuing Solar Bonds, which are senior unsecured obligations that are structurally subordinate to the indebtedness and other liabilities of the Company’s subsidiaries. Solar Bonds have been issued under multiple series that have various fixed terms and interest rates. The Company intends to continue to issue Solar Bonds from time to time depending on market conditions. In March 2015, Space Exploration Technologies Corporation, or SpaceX, purchased $90.0 million in aggregate principal amount of 2.00% Solar Bonds due in March 2016. SpaceX is considered a related party (see Note 12, Related Party Transactions). The Company was in compliance with all debt covenants as of March 31, 2015.

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

Non-Recourse Debt Facilities:

Term Loan Assumed From Silevo Acquisition

Through the Silevo acquisition, the Company assumed a pre-existing term loan with an outstanding principal balance of $9.1 million. The term loan bears interest at a fixed rate of 7.8% per annum and is denominated in the Chinese Yuan. The term loan is a liability of the Silevo JV only and is non-recourse to Company and its other subsidiaries. The Company was in compliance with all financial covenants as of March 31, 2015.

Term Loan Due in September 2015

In March 2015, a subsidiary of the Company entered into an agreement with a bank for a term loan of $79.0 million. The term loan bears interest, at the Company’s option, at an annual rate of (a) 3.50% plus LIBOR or (b) 3.50% plus the highest of (i) the Federal Funds Rate plus 0.50%, (ii) Bank of America’s published “prime rate” or (iii) LIBOR plus 1.00%. The term loan is secured by certain assets and cash flows of certain subsidiaries of the Company and is non-recourse to the Company’s other assets or cash flows. On May 4, 2015, the Company fully paid-off the term loan with a portion of the proceeds from the solar asset-backed revolving credit facility (see Note 15, Subsequent Events). The Company was in compliance with all financial covenants as of March 31, 2015.

Term Loan Due in May 2016

On May 23, 2014, a subsidiary of the Company entered into an agreement with a syndicate of banks for a term loan of $125.0 million. The term loan bears interest at an annual rate of 3.00% to 4.00%, depending on the cumulative period the term loan has been outstanding, plus LIBOR or, at the Company’s option, plus the highest of (i) the Federal Funds Rate plus 0.50%, (ii) Bank of America’s published “prime rate” or (iii) LIBOR plus 1.00%. The term loan is secured by certain assets and cash flows of the subsidiary and is non-recourse to the Company’s other assets or cash flows. The Company was in compliance with all financial covenants as of March 31, 2015.

Term Loan Due in December 2016

On February 4, 2014, a subsidiary of the Company entered into an agreement with a syndicate of banks for a term loan of $100.0 million. On February 20, 2014, the agreement was amended to increase the maximum term loan availability to $220.0 million. On March 20, 2014, the agreement was further amended to increase the maximum term loan availability to $250.0 million. The term loan bears interest at an annual rate of LIBOR plus 3.25% or, at the Company’s option, 3.25% plus the highest of (i) the Federal Funds Rate plus 0.50%, (ii) Bank of America’s published “prime rate” or (iii) LIBOR plus 1.00%. The term loan is secured by the assets and cash flows of the subsidiary and is non-recourse to the Company’s other assets. The Company was in compliance with all financial covenants as of March 31, 2015.

MyPower Revolving Credit Facility

On January 9, 2015, a subsidiary of the Company entered into a $200.0 million revolving credit agreement with a syndicate of banks to obtain funding for the MyPower customer loan program. The MyPower revolving credit facility provides up to $160.0 million of Class A notes and up to $40.0 million of Class B notes. The Class A notes bear interest at an annual rate of 2.50% plus (a) the commercial paper rate or (b) 1.50% plus adjusted LIBOR. The Class B notes bear interest at an annual rate of 5.00% plus LIBOR. The fee for undrawn commitments is 0.50% per annum. The MyPower revolving credit facility is secured by the payments owed to the Company or its subsidiaries under the MyPower customer loans and is non-recourse to the Company’s other assets. The Company was in compliance with all financial covenants as of March 31, 2015.

Solar Asset-backed Notes, Series 2013-1

The Company has structured and entered into various solar asset-backed note securitization transactions pursuant to its financial strategy of monetizing solar assets at the lowest cost of capital.

In November 2013, the Company pooled and transferred qualifying solar energy systems and the associated customer contracts into a special purpose entity, or SPE, and issued $54.4 million in aggregate principal of Solar Asset-backed Notes, Series 2013-1, backed by these solar assets to certain investors. The SPE is wholly owned by the Company and is consolidated in the Company’s financial statements. Accordingly, the Company did not recognize a gain or loss on the transfer of these solar assets. As of March 31, 2015, these solar assets had a carrying value of $142.5 million and are included under solar energy systems, leased and to be leased — net, in the condensed consolidated balance sheets. The Solar Asset-backed Notes were issued at a discount of 0.05%. The cash flows generated by these solar assets are used to service the monthly principal and interest payments on the Solar Asset-backed Notes and

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

satisfy the SPE’s expenses, and any remaining cash is distributed to a wholly owned subsidiary of the Company. The Company recognizes revenue earned from the associated customer contracts in accordance with the Company’s revenue recognition policy. The assets and cash flows generated by the qualifying solar energy systems are not available to the other creditors of the Company, and the creditors of the SPE, including the Solar Asset-backed Note holders, have no recourse to the Company’s other assets. The Company contracted with the SPE to provide operations and maintenance and administrative services for the qualifying solar energy systems. The Company was in compliance with all financial covenants as of March 31, 2015.

Solar Asset-backed Notes, 2014-1

In April 2014, the Company pooled and transferred qualifying solar energy systems and the associated customer contracts into a SPE and issued $70.2 million in aggregate principal of Solar Asset-backed Notes, Series 2014-1, backed by these solar assets to certain investors. The SPE is wholly owned by the Company and is consolidated in the Company’s financial statements. Accordingly, the Company did not recognize a gain or loss on the transfer of these solar assets. As of March 31, 2015, these solar assets had a carrying value of $133.2 million and are included under solar energy systems, leased and to be leased — net, in the condensed consolidated balance sheets. The Solar Asset-backed Notes were issued at a discount of 0.01%. The cash flows generated by these solar assets are used to service the monthly principal and interest payments on the Solar Asset-backed Notes and satisfy the SPE’s expenses, and any remaining cash is distributed to a wholly owned subsidiary of the Company. The Company recognizes revenue earned from the associated customer contracts in accordance with the Company’s revenue recognition policy. The assets and cash flows generated by the qualifying solar energy systems are not available to the other creditors of the Company, and the creditors of the SPE, including the Solar Asset-backed Note holders, have no recourse to the Company’s other assets. The Company contracted with the SPE to provide operations and maintenance and administrative services for the qualifying solar energy systems. The Company was in compliance with all financial covenants as of March 31, 2015.

Solar Asset-backed Notes, Series 2014-2

In July 2014, the Company pooled and transferred qualifying solar energy systems and the associated customer contracts into a SPE and issued $160.0 million in aggregate principal of Solar Asset-backed Notes, Series 2014-2, Class A, and $41.5 million in aggregate principal of Solar Asset-backed Notes, Series 2014-2, Class B, to certain investors. The SPE is wholly owned by the Company and is consolidated in the Company’s financial statements. Accordingly, the Company did not recognize a gain or loss on the transfer of these solar assets. As of March 31, 2015, these solar assets had a carrying value of $283.1 million and are included under solar energy systems, leased and to be leased — net, in the condensed consolidated balance sheets. The Solar Asset-backed Notes were issued at a discount of 0.01%. These solar assets and the associated customer contracts are leased to an investor under a lease pass-through arrangement that the Company has accounted for as a borrowing. The rent paid by the investor under the lease pass-through arrangement is used (and, following the expiration of the lease pass-through arrangement, the cash generated by these solar assets will be used) to service the monthly principal and interest payments on the Solar Asset-backed Notes and satisfy the SPE’s expenses, and any remaining cash is distributed to a wholly owned subsidiary of the Company. The Company recognizes revenue earned from the associated customer contracts in accordance with the Company’s revenue recognition policy. The assets and cash flows generated by these solar assets are not available to the other creditors of the Company, and the creditors of the SPE, including the Solar Asset-backed Note holders, have no recourse to the Company’s other assets. The Company contracted with the SPE to provide operations and maintenance and administrative services for the qualifying solar energy systems. The Company was in compliance with all financial covenants as of March 31, 2015.

6. VIE Arrangements

The Company has entered into various arrangements with investors to facilitate funding and monetization of solar energy systems. These arrangements include those described in this Note 6, VIE Arrangements, as well as those described in Note 7, Financing Obligations.

VIE Fund Arrangements

Wholly owned subsidiaries of the Company and fund investors formed and contributed cash or assets to various solar financing funds and entered into related agreements. Additionally, the Company acquired the assets of a fund through a business combination in September 2013 and assumed the related contractual arrangements. The following table shows the number of current VIE funds by classification of investor, the carrying value of solar energy systems in the funds, the total investor contributions received and undrawn investor contributions as of March 31, 2015 under these funds (in thousands, except for number of funds):

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

		Total		Carrying
		Investor	Undrawn	Value of
Investor	Number	Contributions	Investor	Solar Energy
Classification	of Funds	Received	Contributions	Systems
Financial institutions	17	$1,071,405	$96,346	$1,241,970
Corporations	6	281,165	283,234	302,004
Utilities	2	247,286	18,750	251,992
Various other investors	1	3,607	-	3,300
Total	26	$1,603,463	$398,330	$1,799,266

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

As the primary beneficiary of these VIEs, the Company consolidates in its financial statements the financial position, results of operations and cash flows of these VIEs, and all intercompany balances and transactions between the Company and these VIEs are eliminated in the condensed consolidated financial statements.

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

As of March 31, 2015 the Company was contractually required to make payments to a fund investor in order to ensure the investor is projected to achieve a specified minimum return annually. The amounts of any potential future payments under this guarantee are dependent on the amounts and timing of future distributions to the investor from the fund, the tax benefits that accrue to the investor from the fund’s activities and the amount and timing of the Company’s purchase of the investor’s interest in the fund or the amount and timing of the distributions to the investor upon liquidation of the fund. Due to uncertainties associated with estimating the amount and timing of distributions to the investor and the possibility and timing of the liquidation of the fund, the Company is unable to determine the potential maximum future payments that it would have to make under this guarantee.

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

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

The Company presents the solar energy systems in the VIEs under solar energy systems, leased and to be leased – net in the condensed consolidated balance sheets. The aggregate carrying values of the VIEs’ assets and liabilities, after elimination of intercompany transactions and balances, in the condensed consolidated balance sheets were as follows (in thousands):

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$27,170	$26,419
Restricted cash	487	106
Accounts receivable - net	9,891	6,769
Rebates receivable	21,686	25,397
Prepaid expenses and other current assets	556	615
Total current assets	59,790	59,306
Restricted cash	254	300
Solar energy systems, leased and to be leased - net	1,799,266	1,581,459
Other assets	4,715	3,780
Total assets	$1,864,025	$1,644,845
Liabilities
Current liabilities:
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	$9,065	$8,552
Current portion of deferred U.S. Treasury grant income	6,501	6,502
Accrued and other current liabilities	846	336
Customer deposits	4,771	6,405
Current portion of deferred revenue	18,541	16,746
Total current liabilities	39,724	38,541
Deferred revenue, net of current portion	268,243	256,200
Deferred U.S. Treasury grant income, net of current portion	168,912	170,548
Other liabilities and deferred credits	15,088	10,825
Total liabilities	$491,967	$476,114

Silevo’s Joint Venture in China

The Company, through a subsidiary, Silevo, Inc. operates a joint venture, Silevo China Company Limited, or the JV, with three other Chinese legal entities, or the JV Partners, to develop, manufacture and market high performance solar cells. Silevo owns approximately 65.7% of the outstanding capital of the JV, and the rest is owned by the JV Partners. Silevo has a Manufacturing Services and Technology Licensing Agreement with the JV to acquire solar cells on a “cost-plus” basis. The JV is required to obtain Silevo’s consent to sell products to any third-party. The agreement had an initial term of one year and automatically renews for successive one-year periods.

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

Since Silevo has been determined to be the primary beneficiary of the JV, the JV’s assets, liabilities and results of operations are included in the Company’s condensed consolidated financial statements. The JV Partners’ interests in the JV are reflected in redeemable noncontrolling interests on the condensed consolidated balance sheets. The JV Partners’ interests in the JV is recorded at fair value which takes into account the JV Partners’ share of the JV’s enterprise value and the value of the JV Partners’ option to sell their interests in the JV to Silevo.

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

The aggregate carrying values of the JV’s assets and liabilities in the condensed consolidated balance sheets were as follows (in thousands):

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$2,058	$1,401
Inventories	1,112	614
Prepaid expenses and other current assets	600	1,224
Total current assets	3,770	3,239
Property, plant and equipment - net	24,437	24,286
Total assets	$28,207	$27,525
Liabilities
Current liabilities:
Accounts payable	$2,896	$2,748
Accrued and other current liabilities	611	633
Current portion of long-term debt	9,160	9,134
Total current liabilities	12,667	12,515
Total liabilities	$12,667	$12,515

7. Financing Obligations

Lease Pass-Through Financing Obligation

In the three months ended March 31, 2015, the Company entered into a new lease pass-through fund arrangement. Under this arrangement, the Company and an investor formed a partnership whereby the Company contributes solar energy systems and the investor contributes cash to the partnership. Contemporaneously, the partnership entered into a master lease arrangement to lease the solar energy systems and the associated customer lease or power purchase agreements to the investor. The Company has concluded that the partnership is a VIE that is consolidated by the Company as the primary beneficiary. The assets and liabilities of this partnership are included under Note 6, VIE Arrangements. The partnership also makes a tax election to pass-through the investment tax credits, or ITCs, that accrue to the solar energy systems to the investor, who as the legal lessee of the property is allowed to claim the ITCs under Section 50(d)(5) of the Internal Revenue Code and the related regulations. The solar energy systems are included under solar energy systems, leased and to be leased – net in the condensed consolidated balance sheets, and as of March 31, 2015, the net carrying value of the solar energy systems was $12.2 million.

Under the arrangement, the investor makes a large upfront payment to the partnership and subsequent periodic payments. The Company allocates a portion of the aggregate payments received from the investor to the estimated fair value of the assigned ITCs, and the balance to the future customer lease payments that are also assigned to the investors. The estimated fair value of the ITCs are determined by discounting the estimated cash flows impact of the ITCs using an appropriate discount rate that reflects a market interest rate. The partnership has an obligation to ensure the solar energy system is in service and operational for a term of five years to avoid any recapture of the ITCs. Accordingly under the Company’s accounting policy for ITCs, the Company recognizes revenue as the recapture provisions lapse assuming all other revenue recognition criteria under ASC 605-10-S99, Revenue Recognition-Overall-SEC Materials have been met. The amounts allocated to ITCs are initially recorded as deferred revenue on the condensed consolidated balance sheet, and subsequently, one-fifth of the amounts allocated to ITCs is recognized as revenue from operating leases and solar energy systems incentives in the condensed consolidated statements of operations on each anniversary of the solar energy system’s placed in service date over the next five years.

The Company accounts for the residual of the payments received from the investors, net of amounts allocated to ITCs, as a borrowing by recording the proceeds received as a lease pass-through financing obligation, which would be repaid customer payments and incentive rebates that would be received by the investors. Under this approach, the Company continues to account for the arrangement with the customers in its condensed consolidated financial statements, whether the cash generated from the customer arrangements is received by the lessor or paid directly to the investors. A portion of the amounts received by the investors from customer payments and incentive rebates associated with the leases assigned to the investors is applied to reduce the lease pass-through financing obligation, and the balance is allocated to interest expense. The incentive rebates and host customer payments are recognized into revenue consistent with the Company’s revenue recognition accounting policy. Interest is calculated on the lease pass-through financing obligation using the effective interest rate method. The effective interest rate is the interest rate that equates the present value of the cash amounts to be received by an investor over the master lease term with the present value of the cash amounts

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

paid by the investor to the Company, adjusted for any payments made by the Company. The lease pass-through financing obligation is nonrecourse once the associated assets have been placed in service and all the customer arrangements have been assigned to the investors.

The investor is responsible for services such as warranty support, accounting, lease servicing and performance reporting, which have been outsourced to the Company under an operations and maintenance agreement.

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

Balance at December 31, 2014	186,788
Contributions from redeemable noncontrolling interests	108,038
Net loss	(39,406)
Distributions to redeemable noncontrolling interests	(8,928)
Balance at March 31, 2015	$246,492

9. Equity

The changes in total stockholders’ equity and noncontrolling interests in subsidiaries were as follows (in thousands):

	Total	Noncontrolling
	Stockholders'	Interests in	Total
	Equity	Subsidiaries	Equity
Balance, December 31, 2014	$745,642	$409,942	$1,155,584
Contributions from noncontrolling interests	—	68,280	68,280
Stock-based compensation expense	24,453	—	24,453
Issuance of common stock upon exercise of stock options for cash	3,645	—	3,645
Net loss	(21,525)	(86,006)	(107,531)
Distributions to noncontrolling interests	—	(8,442)	(8,442)
Balance, March 31, 2015	$752,215	$383,774	$1,135,989

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

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

A summary of stock option activity is as follows (in thousands, except per share amounts):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding - December 31, 2014	13,950	32.89	7.64	342,293
Granted (weighted-average fair value of $34.48)	244	51.16
Exercised	(310)	11.75		11,601
Canceled	(301)	58.78
Outstanding - March 31, 2015	13,583	$33.12	7.49	$308,354
Options vested and exercisable - March 31, 2015	7,036	$15.80	6.30	$261,547
Options vested and expected to vest - March 31, 2015	12,574	$31.36	7.37	$303,893

As of March 31, 2015, approximately 27% of the non-vested stock options outstanding had a performance feature that is required to be satisfied before the option is vested and exercisable. The grant date fair market value of options that vested in the three months ended March 31, 2015 and 2014 was $23.8 million and $7.5 million, respectively.

As of March 31, 2015 and December 31, 2014, there was $176.9 million and $242.9 million, respectively, of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to nonvested stock options, which are expected to be recognized over the weighted-average period of 2.82 years and 2.76 years, respectively.

Under ASC 718, the Company estimates the fair value of stock options granted on each grant date using the Black-Scholes option valuation model and applies the straight-line method of expense attribution. The fair values were estimated on each grant date with the following weighted-average assumptions:

	Three Months Ended March 31,
	2015	2014
Dividend yield	0%	0%
Annual risk-free rate of return	1.56%	2.01%
Expected volatility	76.90%	84.86%
Expected term (years)	6.12	6.20

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

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

Restricted Stock Units

The Company began granting restricted stock units, or RSUs, to employees, directors and consultants in 2012 under the Company’s 2012 Equity Incentive Plan. Pursuant to the acquisition of Silevo, Inc., or Silevo, on September 23, 2014, the Company granted RSUs to former employees of Silevo to replace their outstanding and unvested Silevo stock options. These RSUs vest under the same terms as the replaced Silevo stock options. A summary of RSU activity is as follows (in thousands, except per share amounts):

		Weighted-
	Restricted	Average
	Stock	Fair
	Units	Value
Outstanding - December 31, 2014	1,029	61.16
Granted	696	53.76
Released	(25)	65.87
Cancelled	(60)	57.48
Outstanding - March 31, 2015	1,640	$58.09
Expected to vest - March 31, 2015	1,295	$58.16

The grant date fair value of RSUs released was $1.6 million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively. Under ASC 718, the Company determines the fair value of RSUs granted on each grant date based on the fair value of the Company’s common stock on the grant date and applies the straight-line method of expense attribution. As of March 31, 2015 and December 31, 2014, there was $64.5 million and $55.2 million, respectively, of total unrecognized stock-based compensation expense, net of estimated forfeitures, from RSUs, which are expected to be recognized over the weighted-average period of 3.45 years and 3.30 years, respectively.

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

The amount of stock-based compensation expense recognized during the three months ended March 31, 2015 and 2014 was $24.5 million and $18.1 million, respectively.

The amount of stock-based compensation expense that has been capitalized is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Capitalized under:
Inventories	$250	$108
Other assets	$642	$—
Property, plant and equipment - net	$606	$1,480
Solar energy systems, leased and to be leased - net	$4,638	$3,642

Stock-based compensation expense is included in cost of revenue and operating expenses as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Total cost of revenue	$320	$826
Sales and marketing	$3,765	$3,040
General and administrative	$10,143	$8,475
Research and development	$4,133	$506

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

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

The income tax expense for the three months ended March 31, 2015 and 2014 was determined based on the Company’s estimated consolidated effective income tax rates of 0.43% and negative 0.29%, respectively. The differences between the estimated consolidated effective income tax rate and the U.S. federal statutory rate were primarily attributable to valuation allowance and the current amortization of the prepaid income taxes due to inter-company sales held within the consolidated group.

As part of the asset monetization strategy, the Company has agreements to sell solar energy systems to the solar financing fund joint ventures. The gain on the sale of the assets has been eliminated in the condensed consolidated financial statements. These transactions are treated as inter-company sales and as such, tax is not recognized on the sale until the Company no longer benefits from the underlying asset. Since the systems remain within the consolidated group, the tax expense incurred related to these sales is being deferred and amortized over the estimated useful life of the underlying systems which has been estimated to be 30 years. The deferral of the tax expense results in recording of a prepaid tax expense that is included in the condensed consolidated balance sheets as other assets. As of March 31, 2015 and December 31, 2014, the Company recorded a net prepaid tax expense, net of amortization of $3.7 million and $3.7 million, respectively. The amortization of the prepaid tax expense in each period makes up the major component of the tax expense.

Uncertain Tax Positions

The Company is subject to taxation and files income tax returns in the U.S., various state, local and foreign jurisdictions. Due to the Company’s net losses, substantially all of its federal, state, local and foreign income tax returns since inception are still subject to audit.

12. Related Party Transactions

The Company’s operations included the following related party transactions (in thousands):

	Three Months Ended March 31,
	2015	2014
Expenditures:
Purchases of inventories or equipment from related parties	$797	$960
Fees paid or payable to related parties (included in sales and marketing expense)	$—	$64
Interest paid or payable to related parties (included in interest expense — net)	$8	$—

Related party balances were comprised of the following (in thousands):

	March 31, 2015	December 31, 2014
Due from related parties (included in accounts receivable)	$30	$30
Due to related parties (included in accounts payable)	$693	$300
Due to related parties (included in solar bonds)	$90,530	$530
Due to related parties (included in accrued and other current liabilities)	$7	$3

The related party transactions were primarily purchases of batteries from Tesla Motors, Inc., or Tesla, and issuances of Solar Bonds to SpaceX and the Chief Technology Officer. Tesla is considered a related party because the Chairman of the Company’s board of directors is the chief executive officer and chairman of Tesla, other members of the Company’s board of directors also serve as members of the board of directors of Tesla, the Company’s Chief Financial Officer also serves as a member of the board of directors of Tesla, and some members of the Company’s board of directors and executive management are also investors in Tesla. SpaceX is considered a related party because the Chairman of the Company’s board of directors is the chief executive officer, chief designer, chairman and a significant stockholder of SpaceX, other members of the Company’s board of directors also serve as members of the

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

board of directors of SpaceX, and some members of the Company’s board of directors and executive management are also investors in SpaceX.

13. Commitments and Contingencies

Noncancelable Leases

The Company leases offices, warehouse facilities, equipment, vehicles and solar energy systems under noncancelable leases.

Build-to-Suit Lease Arrangement

In September 2014, a subsidiary of the Company entered into a build-to-suit lease arrangement with the Research Foundation for the State University of New York, or the Foundation, for the construction of an approximately 1,000,000 square foot manufacturing facility with the capacity to produce at least 1 gigawatt of solar panels annually on an approximately 88.24 acre site located in Buffalo, New York. Under the terms of the agreement, the Foundation will construct the manufacturing facility and install certain utilities and other improvements, with participation by the Company as to the design and construction of the manufacturing facility, and acquire certain manufacturing equipment designated by the Company to be used in the manufacturing facility. The Foundation will cover construction costs related to the manufacturing facility in an amount up to $350.0 million and the acquisition and commissioning of the manufacturing equipment in an amount up to $400.0 million, in each case, subject to the maximum funding allocation from the State of New York, and the Company will be responsible for any construction and equipment costs in excess of such amounts. The Foundation will own the manufacturing facility and manufacturing equipment. Following completion of the manufacturing facility, the Company will lease the manufacturing facility and the manufacturing equipment from the Foundation for an initial period of 10 years, with an option to renew, for $2 per year plus utilities.

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

Due to the Company’s involvement with the construction of the facility, its exposure to any potential cost overruns and its other commitments under the agreement, the Company is deemed to be the owner of the facility and the manufacturing equipment for accounting purposes during the construction phase. Accordingly, as of March 31, 2015 and December 31, 2014, the Company had recorded a build-to-suit lease asset under construction of $52.9 million and $26.5 million, respectively, which is a component of property, plant and equipment – net, and a corresponding build-to-suit lease liability, which is a component of other liabilities and deferred credits, on the condensed consolidated balance sheets.

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

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

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

As disclosed in Note 6, VIE Arrangements , the Company is contractually required to make payments to one fund investor to ensure that the fund investor achieves a specified minimum internal rate of return. The fund investor has already received a significant portion of the projected economic benefits from U.S. Treasury grant distributions and tax depreciation benefits. The contractual provisions of the fund state that the fund has an indefinite term unless the members agree to dissolve the fund. Based on the Company’s current financial projections regarding the amount and timing of future distributions to the fund investor, the Company does not expect to make any payments as a result of this guarantee and has not accrued any liabilities for this guarantee. The amount of potential future payments under this guarantee is dependent on the amount and timing of future distributions to the fund investor and future tax benefits that accrue to the fund investor. Due to the uncertainties surrounding estimating the amounts of these factors, the Company is unable to estimate the maximum potential payments under this guarantee. As of March 31, 2015, the fund investor has achieved the specified minimum internal rate of return as determined in accordance with the contractual provisions of the fund.

The lease pass-through funds have a one-time lease payment reset mechanism that occurs after the installation of all solar energy systems in a fund. As a result of this mechanism, the Company may be required to refund master lease prepayments previously received from investors. Any refunds of master lease prepayments would reduce the lease pass-through financing obligation.

Letters of Credit

As of March  31, 2015, the Company had $19.3 million of unused letters of credit outstanding, which carry a fee of 3.375% per annum.

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

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

On April 30, 2013, the U.S. Department of Labor, or DOL, notified the Company that it was undertaking a wage and hour investigation related to the Company’s Foster City, California facility. On February 28, 2014, the DOL informed the Company that it had made a preliminary determination that some of its employee positions were not properly classified but has made no assessment of damages or penalties. In March 2015, the Company resolved the investigation by entering into a settlement agreement with the DOL. The amount of the settlement was not material to the Company’s condensed consolidated financial statements.

On March 28, 2014, a purported stockholder class action lawsuit was filed in the United States District Court for the Northern District of California against the Company and two of its officers. The complaint alleges claims for violations of the federal securities laws, and seeks unspecified compensatory damages and other relief on behalf of a purported class of purchasers of our securities from March 6, 2013 to March 18, 2014. On April 16, 2015, the District Court dismissed the complaint. The plaintiffs have until June 19, 2015 to file an amended complaint to attempt to remedy the defects in the original complaint. The Company believes that the claims are without merit and intends to defend itself vigorously. The Company is unable to estimate the possible loss, if any, associated with this lawsuit.

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

14. Basic and Diluted Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2015	2014
Net loss attributable to stockholders	$(21,525)	$(24,063)
Net loss attributable to common stockholders, basic	$(21,525)	$(24,063)
Net loss attributable to common stockholders, diluted	$(21,525)	$(24,063)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic	96,680,069	91,412,126
Weighted-average shares used to compute net loss per share attributable to common stockholders, diluted	96,680,069	91,412,126
Net loss per share attributable to common stockholders, basic	$(0.22)	$(0.26)
Net loss per share attributable to common stockholders, diluted	$(0.22)	$(0.26)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2015	2014
Common stock options	13,815,595	14,393,036
Restricted stock units	1,322,010	93,875
Convertible senior notes	10,505,947	3,729,795

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

15. Subsequent Events

New Financing Funds

In April 2015, the Company formed three new non-recourse financing funds with new and existing fund investors with an aggregate financing commitment of $205.0 million.

Financing Fund Amendments

In April and May 2015, the contractual terms of two existing financing funds were amended to increase the total available financing by $80.6 million in aggregate.

Pay-down of Revolving Credit Facility

On April 13, 2015, the Company paid-down $45.0 million of the outstanding principal of the revolving credit facility.

New Solar Asset-backed Revolving Credit Facility and Pay-off of Debt

On May 4, 2015, a subsidiary of the Company entered into an agreement with a syndicate of banks for a revolving credit facility with a total committed amount of $500.0 million. On the same date, the subsidiary drew $113.1 million under the revolving credit facility and used a portion of the proceeds to fully pay-off the term loan due in September 2015. The revolving credit facility bears interest at an annual rate of 2.75% plus, at the Company’s option, LIBOR, the commercial paper rate or the highest of (i) the Federal Funds Rate plus 0.50%, (ii) Bank of America’s published “prime rate” or (iii) LIBOR plus 1.00%. The revolving credit facility is secured by the Company’s interests in certain financing funds and is non-recourse to the Company’s other assets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the accompanying notes to those statements included elsewhere in this quarterly report on Form 10-Q and with our annual report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 24, 2015. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” and elsewhere in this quarterly report on Form 10-Q.

Overview

We integrate the sales, engineering, manufacturing, installation, monitoring, maintenance and financing of our distributed solar energy systems. This allows us to offer long-term energy solutions to residential, commercial, government and other customers. We make it possible for our customers to buy renewable energy or solar energy systems from us for less than they currently pay for electricity from utilities with little to no up-front cost or down payment, as applicable. Our long-term contractual arrangements typically generate recurring customer payments, provide our customers with insight into their future electricity costs and minimize their exposure to rising retail electricity rates. We also offer energy-related products and services to our customers, such as energy storage solutions. To date, revenue attributable to our energy-related products and services has not been material.

We offer our customers the choice to either purchase and own solar energy systems or to purchase the energy that our solar energy systems produce through various contractual arrangements. These contractual arrangements include long-term leases and power purchase agreements. In both structures, we install our solar energy systems at our customer’s premises and charge the customer a monthly fee for the power that our system produces. In the lease structure, this monthly payment is fixed with a production guarantee. In the power purchase agreement structure, we charge customers a fee per kWh based on the amount of electricity the solar energy system actually produces. The leases and power purchase agreements are typically for 20 years with a renewal option, and generally when there is no upfront prepayment, the specified monthly fees are subject to annual escalations.

In the fourth quarter of 2014, we began offering MyPower. Under MyPower, one of our wholly-owned subsidiaries provides qualified residential customers with a 30-year loan to finance the purchase of a solar energy system. The interest rate on the loan is fixed at inception and ranges from 4.50% to 5.49% per annum, depending on the geographic market. The interest rates are reduced by 0.50% per annum for customers who elect to have their payments automatically withdrawn. The monthly loan repayments are variable based on the amount of electricity generated by the systems. The customers are eligible to receive a federal income tax credit equal to 30% of the value of the solar energy system, which the customers can, and in certain cases are contractually obligated to, use to pay down the loan principal, and lower future monthly loan payments. This in turn translates to a lower effective cost per kWh of electricity to these customers.

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

The amount of operating lease revenue that we recognize in a given period is dependent in part on the amount of electricity generated by solar energy systems under power purchase agreements and by systems with energy output performance based incentives, which is in turn dependent on the amount of sunlight received by these solar energy systems. Additionally, the amount of revenue that we recognize in any given period for sales financed under MyPower is dependent on the periodic cash receipts from customer billings. The billings are based on the amount of electricity generated by these systems, which in turn is dependent in part on the amount of sunlight received by these systems. As a result, operating lease revenue and revenue from sales financed under MyPower are impacted by seasonally shorter daylight hours and inclement weather in winter months. As the relative percentage of our revenue attributable to power purchase agreements, performance-based incentives or financed sales under MyPower increases, this seasonality may become more significant to our quarterly financial results.

Various state and local agencies offer incentive rebates for the installation and operation of solar energy systems. For solar energy systems we sell, we typically have the customer assign the incentive rebate to us. For outright sales, we record the incentive rebate as a component of proceeds from the solar energy system sale. For incentive rebates associated with solar energy systems under leases or power purchase agreements, we initially record the incentive rebate that is paid upfront as deferred revenue and recognize the deferred revenue as revenue over the term of the lease or power purchase agreement. For incentives that are paid based on the performance of the solar energy systems, we recognize revenue as the solar energy systems produce electricity.

Component materials, direct labor and third-party appliances comprise the substantial majority of the costs of our solar energy systems and energy-related products and services. The costs associated with sales financed under MyPower are initially deferred as other assets on the balance sheet and subsequently recognized as a component of cost of revenue from solar energy systems and component sales generally in proportion to the reduction of the principal balance of the customer’s loan. Under U.S. generally accepted accounting principles, or GAAP, the cost of revenue from our leases and power purchase agreements are primarily comprised of the depreciation of the cost of the solar energy systems, which are depreciated over their estimated useful lives of 30 years, reduced by amortization of U.S. Treasury grants income. The cost of revenue from our leases and power purchase agreements also include the amortization of initial direct costs which generally include the incremental cost of contract administration, referral fees and sales commissions, which are amortized over the minimum contractual term of the lease or power purchase agreement, which is typically 20 years.

We have structured different types of financing funds to implement our asset monetization strategy. One such structure is a joint venture structure where we and our fund investors both contribute funds or assets into the joint venture. In accordance with GAAP, we recognize the impact of a hypothetical liquidation of these joint ventures on our condensed consolidated statements of operations. Therefore, after we determine our consolidated net income (loss) for a given period, we allocate a portion of our consolidated net income (loss) to the fund investors in our joint ventures (referred to as the “noncontrolling interests” in our condensed consolidated financial statements) and allocate the remainder of the consolidated net income (loss) to our stockholders. These income or loss allocations, reflected on our condensed consolidated statements of operations, can have a significant impact on our reported results of operations. For example, for the three months ended March 31, 2015 and 2014, our consolidated net loss was $146.9 million and $75.2 million, respectively. However, after applying the required allocations to arrive at the consolidated net loss attributable to our stockholders, the result was a loss of $21.5 million and $24.1 million in 2015 and 2014, respectively. For a more detailed discussion of this accounting treatment, see “Results of Operations—Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests.”

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

We have determined that we are the primary beneficiary in these joint venture structures. Accordingly, we consolidate the assets and liabilities and operating results of these joint ventures, including the solar energy systems and operating lease revenue, in our condensed consolidated financial statements. We recognize the fund investors’ share of the net assets of the joint ventures as noncontrolling interests in subsidiaries or redeemable noncontrolling interests in subsidiaries in our condensed consolidated balance sheets. We recognize the amounts that are contractually payable to these investors in each period as distributions to noncontrolling interests or redeemable noncontrolling interests in subsidiaries in our consolidated statements of equity. Our condensed consolidated statements of cash flows reflect cash received from these fund investors as proceeds from investments by noncontrolling interests and redeemable noncontrolling interests in subsidiaries. Our condensed consolidated statements of cash flows also reflect cash paid to these fund investors as distributions paid to noncontrolling interests and redeemable noncontrolling interests in subsidiaries. We reflect any unpaid distributions to these fund investors as distributions payable to noncontrolling interests and redeemable noncontrolling interests in subsidiaries in our condensed consolidated balance sheets.

Lease Pass-Through. Under lease pass-through structures, we lease solar energy systems to fund investors under a master lease agreement, and these investors in turn sublease the solar energy systems to customers. We receive all of the value attributable to the accelerated tax depreciation and some or all of the value attributable to the other incentives. We assign to the fund investors the value attributable to the ITCs, the right to receive U.S. Treasury Department grants, where applicable, and, for the duration of the master lease term, the long-term recurring customer payments. The investors typically make significant upfront cash payments that we classify and allocate between the right to the ITCs, where applicable, and the future customer lease payments and other benefits assigned to the investor, which are recorded as a lease pass-through financing obligation. After the master lease term expires, we receive the customer payments, if any. We record the solar energy systems on our condensed consolidated balance sheets as a component of solar energy systems, leased and to be leased—net. We record the amounts allocated to the ITCs as deferred revenue on our condensed consolidated balance sheets as the associated solar energy systems are placed in service. We then recognize the deferred revenue in our condensed consolidated statements of operations as revenue from operating leases and solar energy systems incentives, by reducing the deferred revenue balance at each reporting date as the five-year recapture period expires. We record the balance of the amounts received from fund investors as financing obligation on our condensed consolidated balance sheets and subsequently reduce these obligations by the amounts received by the fund investors from U.S. Treasury Department grants, where applicable, customer payments and the associated incentive rebates. We in turn recognize the incentive rebates and customer payments as revenue over the customer lease term and amortize U.S. Treasury Department grants as a reduction to depreciation of the associated solar energy systems over the estimated life of these systems.

Sale-Leaseback.  Under sale-leaseback structures, we generate cash through the sale of solar energy systems to fund investors, and we then lease these systems back from the investors and sublease them to our customers. For the duration of the lease term, we may, for some of the structures, receive the value attributable to the incentives and the long-term recurring customer payments, and we make leaseback payments to the fund investors. The fund investors receive the customer payments after the lease term. They also receive the value attributable to the ITCs, accelerated depreciation and other incentives. At the end of the lease term, we have the option to purchase the solar energy systems from the fund investors. Typically, our customers make monthly lease payments that we recognize as revenue over the term of the subleases on a straight-line basis. Depending on the design, size and construction of the individual systems and the leaseback terms, we may recognize a portion of the revenue from the sale of the systems or we may treat the cash received from the sale as financing received from the fund investors and reflect the cash received as a financing obligation on our condensed consolidated balance sheets.

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

	March 31, 2015	December 31, 2014
Cumulative customers	217,595	189,657

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

	March 31, 2015	December 31, 2014
Cumulative energy contracts	207,426	177,455

Megawatts Deployed and Megawatts Installed

We track megawatts deployed, or the megawatt production capacity of our solar energy systems that have had all required building department inspections completed. This metric includes solar energy systems deployed under energy contracts, as well as solar energy system direct sales. Because the size of our solar energy systems varies greatly, we believe that tracking the megawatt production capacity of deployed systems is an indicator of the growth rate and cost efficiency of our solar energy system business. We track the megawatts deployed in a given period as an indicator of asset growth and efficiency of the scale of our operations in the period. We track cumulative megawatts deployed as of the end of a given period as an indicator of our historical growth and our future opportunity to provide customers with additional solutions to further lower their energy costs. The following table sets forth the megawatt production capacity of solar energy systems that we have deployed during the periods presented and the cumulative megawatts deployed as of the end of each period presented:

	Three Months Ended March 31,
	2015	2014
Megawatts deployed	143	82
Cumulative megawatts deployed	1,212	649

In addition, we track megawatts installed, or the megawatt production capacity of (a) residential solar energy systems for which (i) all solar panels, inverters, mounting and racking hardware and system wiring have been installed, (ii) the system inverter is connected and a successful direct current string test has been completed confirming the production capacity of the system and (iii) interconnection wiring has been completed and the system is capable of being grid connected, and (b) non-residential solar energy systems for which (i) all solar panels, inverters, mounting and racking hardware and system wiring have been installed, (ii) the system inverter is connected and a successful direct current string test has been completed confirming the production capacity of the system and (iii) the system is capable of being grid connected, in each case, as of the latest of which criteria is completed during the applicable period. This metric includes solar energy systems installed under energy contracts, as well as solar energy system direct sales. The following table sets forth the megawatt production capacity of solar energy systems that we have installed during the periods presented and the cumulative megawatts installed as of the end of each period presented:

	Three Months Ended March 31,
	2015	2014
Megawatts installed	153	82
Cumulative megawatts installed	1,229	654

Nominal Contracted Payments

Our energy contracts create long-term recurring customer payments. We use a portion of the value created by these contracts, which we refer to as “nominal contracted payments,” together with the value attributable to ITCs, accelerated depreciation, solar renewable energy credits, performance-based incentives, state tax benefits and rebates to cover the fixed and variable costs associated with installing solar energy systems.

We track the estimated nominal contracted payments of our energy contracts entered into as of specified dates. Nominal contracted payments represent our estimate of the sum of the cash payments that our customer is obligated to pay under our energy contracts. When calculating nominal contracted payments, we include only those energy contracts for solar energy systems already deployed and in backlog over the remaining term of such contracts. Backlog represents the aggregate megawatt capacity of solar energy systems not yet deployed as of the date specified pursuant to energy contracts and contracts for solar energy system direct sales executed as of such date. For a lease, we include the monthly fee and the upfront fee as set forth in the lease. As an example, the nominal contracted payments for a 20-year lease with monthly payments of $200 and an upfront payment of $5,000 is $53,000. For a power purchase agreement, we multiply the contract price per kWh by the estimated annual energy output of the associated solar energy system to determine the nominal contracted payments. For MyPower contracts, we include the total payments during the full 30-year term of the loan. The nominal contracted payments of a particular lease, power purchase agreement or MyPower contract decline as the payments are received by us or a fund investor, as applicable. Aggregate nominal contracted payments include leases and power purchase agreements that we have contributed to financing funds, aggregation facilities or solar-asset backed notes. Currently, fund investors have contractual rights to a portion of these nominal contracted payments.

Estimated nominal contracted payments remaining is a forward-looking number, and we use judgment in developing the assumptions used to calculate it. Those assumptions may not prove to be accurate over time. Cancellation of signed contracts, underperformance of the solar energy systems, payment defaults by our customers or other factors described under the heading “Risk Factors” could cause our actual results to differ materially from our calculation of nominal contracted payments.

The following table sets forth, with respect to our energy contracts, the estimated aggregate nominal contracted payments remaining as of the dates presented (in thousands):

	March 31, 2015	December 31, 2014
Estimated aggregate nominal contracted payments remaining	$6,106,401	$4,951,429

In addition to nominal contracted payments, our leases and power purchase agreements provide us with a significant post-contract renewal opportunity. Because our solar energy systems have an estimated life of 30 years, they will continue to have a useful life after the term of their leases or power purchase agreements. At the end of an original contract term, we intend to offer our customer a renewal contract. The solar energy systems have already been installed on the customer’s building, which will facilitate the customer’s acceptance of our renewal offer and will result in limited additional costs to us. No amounts attributed to the expected renewal period are included in the estimated aggregate nominal contracted payments remaining as detailed in the above table.

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies or estimates during the three months ended March 31, 2015 from those disclosed in our annual report on Form 10-K for the year ended December 31, 2014.

Results of Operations

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated.

	Three Months Ended March 31,
	2015	2014
	(in thousands, except share and per share data)
Revenue:
Operating leases and solar energy systems incentives	$54,771	$29,072
Solar energy systems and components sales	12,708	34,474
Total revenue	67,479	63,546
Cost of revenue:
Operating leases and solar energy systems incentives	32,260	15,979
Solar energy systems and components sales	13,460	32,782
Total cost of revenue	45,720	48,761
Gross profit	21,759	14,785
Operating expenses:
Sales and marketing	86,671	46,850
General and administrative	48,654	33,011
Research and development	12,120	1,923
Total operating expenses	147,445	81,784
Loss from operations	(125,686)	(66,999)
Interest expense, net	18,521	7,979
Other expense, net	2,104	25
Loss before income taxes	(146,311)	(75,003)
Income tax provision	(626)	(215)
Net loss	(146,937)	(75,218)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(125,412)	(51,155)
Net loss attributable to stockholders	$(21,525)	$(24,063)
Net income (loss) attributable to common stockholders
Basic	$(21,525)	$(24,063)
Diluted	$(21,525)	$(24,063)
Net loss per share attributable to common stockholders
Basic	$(0.22)	$(0.26)
Diluted	$(0.22)	$(0.26)
Weighted-average shares used to compute net loss per share attributable to common stockholders
Basic	96,680,069	91,412,126
Diluted	96,680,069	91,412,126

Revenue

	Three Months Ended March 31,		Change
(Dollars in thousands)	2015	2014	$	%
Operating leases and solar energy systems incentives	$54,771	$29,072	$25,699	88%
Solar energy systems and components sales	12,708	34,474	(21,766)	(63)%
Total revenue	$67,479	$63,546	$3,933	6%

Total revenue increased by $3.9 million, or 6%, for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014.

Operating leases and solar energy systems incentives revenue increased by $25.7 million, or 88%, for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. This increase was attributable to the increase in solar energy systems placed in service under leases and power purchase agreements between April 1, 2014 and March 31, 2015. The in-period average of the aggregate megawatt production capacity of solar energy systems placed in service under leases and power purchase agreements during the three months ended March 31, 2015 increased by 86% as compared to the in-period average during the three months ended March 31, 2014. This significant growth was attributable to our continued success in the installation and operation of solar energy systems under lease and power purchase agreements in new and existing markets. In addition, revenue from the monetization of ITCs increased by $7.5 million for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, as we recognized revenue from the monetization of ITCs related to solar energy systems that were placed in service in the three months ended March 31, 2014. We recognize revenue from the monetization of ITCs on the anniversary date of each solar energy system’s placed in service date as recapture provisions expire.

Revenue from sales of solar energy systems and components decreased by $21.8 million, or 63%, for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. This decrease was primarily due to a $15.1 million decrease in revenue from long-term solar energy system sales contracts recognized on the percentage-of-completion basis and a $3.9 million decrease in revenue from sales to commercial customers. These decreases were partially offset by a $2.2 million increase in revenue from sales to residential customers, a $0.9 million increase in revenue from sales to government entities, a $1.1 million increase in revenue from sales under MyPower contracts and a $1.0 million increase in revenue from sales of Silevo products. We acquired Silevo in September 2014. In addition, in the three months ended March 31, 2014, we recognized $8.6 million of revenue from sales of Zep Solar products as we fulfilled open customer orders following our acquisition of Zep Solar. Subsequent to the fulfillment of all external Zep Solar sales orders, we have internally consumed all Zep Solar products in our solar energy system installations for our customers.

Cost of Revenue, Gross Profit and Gross Profit Margin

	Three Months Ended March 31,		Change
(Dollars in thousands)	2015	2014	$	%
Cost of operating leases and solar energy systems incentives	$32,260	$15,979	$16,281	102%
Gross profit of operating leases and solar energy systems incentives	22,511	13,093	9,418	72%
Gross profit margin of operating leases and solar energy systems incentives	41%	45%
Cost of solar energy systems and component sales	$13,460	$32,782	$(19,322)	(59)%
Gross (loss) profit of solar energy systems and component sales	(752)	1,692	(2,444)	(144)%
Gross (loss) profit margin of solar energy systems and component sales	(6)%	5%
Total cost of revenue	$45,720	$48,761	$(3,041)	(6)%
Total gross profit	21,759	14,785	6,974	47%
Total gross profit margin	32%	23%

Cost of operating leases and solar energy systems incentives revenue increased by $16.3 million, or 102%, for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. This increase was primarily due to greater depreciation expense arising from the higher aggregate cost of solar energy systems placed in service under leases and power purchase agreements. Additionally, we incurred $3.7 million of increased period costs primarily related to customer contract cancellations and our dedicated operations and maintenance department. We also incurred $3.4 million of increased expenses due to the continuing amortization of intangible assets mainly related to the Silevo acquisition in September 2014.

Cost of solar energy systems and component sales decreased by $19.3 million, or 59%, for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. This decrease was primarily due to lower sales of solar energy systems and components. In addition, the gross margin declined from a gross profit of 5% to a gross loss of 6% mainly due to non-recurring Zep Solar product sales in the three months ended March 31, 2014, which generally had higher gross margins than solar energy systems sales. This decline was partially offset by the increase in the percentage of residential sales in the three months ended March 31, 2015, which generally had higher gross margins than commercial and government sales.

Operating Expenses

	Three Months Ended March 31,		Change
(Dollars in thousands)	2015	2014	$	%
Sales and marketing	$86,671	$46,850	$39,821	85%
General and administrative	48,654	33,011	15,643	47%
Research and development	12,120	1,923	10,197	530%
Total operating expenses	$147,445	$81,784	$65,661	80%

Sales and marketing expense increased by $39.8 million, or 85%, for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. This increase was primarily due to more expansive sales and marketing efforts, which have resulted in increases in customer backlog as defined in our key operating metrics, the number of customers, system installations and system deployments. This initiative increased the average number of personnel in sales and marketing departments by 117% for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. As a result of this growth in headcount, employee compensation costs increased by $29.5 million, and facilities and operations costs increased by $5.9 million. In addition, promotional marketing costs increased by $5.3 million. We expect that our increased investment in sales and marketing efforts will continue to drive customer acquisitions and the future growth of our business.

General and administrative expense increased by $15.6 million, or 47%, for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. This increase was primarily due to the increase in the average number of personnel in general and administrative departments, which grew by 96% for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. As a result of this growth in headcount, employee compensation costs increased by $8.1 million, and facilities and operations costs increased by $4.3 million. In addition, professional services fees increased by $2.6 million for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014 primarily due to increased legal and tax services fees.

Research and development expense increased by $10.2 million, or 530%, for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. This increase was primarily due to the greater level of research and development activities undertaken by Zep Solar, which we acquired in December 2013, and Silevo, which we acquired in September 2014, and the corresponding increase in the average number of personnel in research and development departments, which grew by 185% for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. As a result of this growth in headcount, employee compensation costs increased by $9.0 million, and facilities and operations costs increased by $2.2 million.

Other Income and Expenses

	Three Months Ended March 31,		Change
(Dollars in thousands)	2015	2014	$	%
Interest expense, net	$18,521	$7,979	$10,542	132%
Other expense, net	2,104	25	2,079	8,316%
Total interest and other expenses, net	$20,625	$8,004	$12,621	158%

Interest expense, net, increased by $10.5 million, or 132%, for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. This increase was primarily due to the $9.9 million increase in interest expense, net, related to our cash borrowings as a result of higher average carrying balances on our borrowings for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014.

Other expense, net, increased by $2.1 million, and substantially on a percent basis or 8,316%, for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. The increase in other expense, net, was mainly due to $1.7 million charge related to the accretion of the contingent consideration payable related to the Silevo acquisition.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended March 31,		Change
(Dollars in thousands)	2015	2014	$	%
Net loss attributable to noncontrolling interests and redeemable noncontrolling	$(125,412)	$(51,155)	$(74,257)	(145)%

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

The net loss attributable to noncontrolling interests and redeemable noncontrolling interests for the three months ended March 31, 2015 was $125.4 million while the net loss attributable to noncontrolling interests and redeemable noncontrolling interests for the three months ended March 31, 2014 was $51.2 million. The net loss allocation to noncontrolling interests and redeemable noncontrolling interests for the three months ended March 31, 2015 was primarily due to the $121.8 million loss allocation from new financing funds into which we are selling or contributing assets. The net loss allocation to noncontrolling interests and redeemable noncontrolling interests for the three months ended March 31, 2014 was primarily due to $55.5 million loss allocation from financing funds into which we were selling or contributing assets, partially offset by a $2.1 million income allocation related to financing funds that were fully funded and that we were not selling or contributing additional assets.

Liquidity and Capital Resources

The following table summarizes our condensed consolidated cash flows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Consolidated cash flow data:
Net cash used in operating activities	$(171,282)	$(23,308)
Net cash used in investing activities	(316,779)	(192,574)
Net cash provided by financing activities	430,361	158,353
Net decrease in cash and cash equivalents	$(57,700)	$(57,529)

We finance our operations, including the costs of acquisition and installation of solar energy systems, mainly through a variety of financing fund arrangements that we have formed with fund investors, credit facilities from banks, solar asset-backed notes, convertible notes, Solar Bonds and cash generated from our operations. As described below under “—Financing Activities— Debt and Financing Fund Commitments,” as of March 31, 2015, we had $825.7 million of available commitments from our fund investors that could be drawn based on the available capacity under our credit facilities through our asset monetization strategy and $363.6 million of unused borrowing capacity available under our debt agreements that could be drawn based on the available capacity under our credit facilities.

While we had a net loss for the three months ended March 31, 2015, we believe that the aggregate of our existing cash and cash equivalents and short-term investments of $575.8 million, in addition to the funds available under our debt agreements and the funds available in our existing financing funds that can be drawn-down through our asset monetization strategy, will be sufficient to meet our cash requirements for at least the next 12 months. However, if, in the future, we are unable to comply with all of the covenants contained in our debt agreements or we are unable to obtain waivers of any non-compliance, then we might be considered in default under our debt agreements. In that circumstance, the payments due under our debt agreements could be accelerated, which would negatively impact our liquidity and capital resources. Under the terms of our Revolving Credit Facility, we are subject to the following financial covenants:

Interest Coverage Ratio : We are obligated to maintain an interest coverage ratio of 1.5-to-1 as of the end of each fiscal quarter. The interest coverage ratio is measured by dividing (a) an amount equal to the excess of (i) our trailing 12-month consolidated gross profit over (ii) 20% of our trailing 12-month consolidated general and administrative expenses by (b) our unconsolidated trailing 12-month cash interest charges.

Unencumbered Liquidity : We are obligated to maintain at least $50.0 million of unencumbered liquidity as of the end of each month. Unencumbered liquidity is defined as our average daily cash and cash equivalents, excluding certain of our subsidiaries.

Operating Activities

In the three months ended March 31, 2015, we utilized $171.3 million in net cash from operations. This cash outflow primarily resulted from a net loss of $146.9 million, reduced by non-cash items such as depreciation and amortization of $36.4 million, stock-based compensation of $18.4 million and non-cash interest and other expense of $3.8 million mainly related to financing obligations and deferred contingent consideration and increased by a reduction in financing obligations of $10.6 million. The cash outflow also increased in part due to an increase in inventories of $10.1 million, an increase of $47.6 million for MyPower deferred costs, an increase in prepaid expenses and other current assets of $7.7 million, an increase in other assets of $10.3 million and a decrease in accounts payable of $23.0 million. This cash outflow was offset by a decrease in restricted cash of $8.0 million, an increase in deferred revenue under our joint venture and lease pass-through structures of $5.3 million relating to upfront lease payments received from customers, solar energy system incentive rebate payments received from various state and local governments and deferred investment tax credits revenue and an increase in accrued and other liabilities of $15.9 million.

In the three months ended March 31, 2014, we utilized $23.3 million in net cash from operations. This cash outflow primarily resulted from a net loss of $75.2 million, reduced by non-cash items such as depreciation and amortization of $19.0 million, stock-based compensation of $12.8 million and non-cash interest and other expense of $1.4 million and increased by a reduction in lease pass-through financing obligation of $10.3 million. This cash outflow also increased in part due to a decrease in accounts payable of $22.7 million as we paid our suppliers, a decrease in accrued and other liabilities of $7.4 million, an increase in prepaid expenses and other current assets of $8.1 million. This cash outflow was offset by an increase in deferred revenue of $58.4 million relating to upfront lease payments received from customers and solar energy system incentive rebate payments received from various state and local governments and deferred investment tax credits revenue, a decrease in restricted cash of $12.8 million and a decrease in inventories of $5.2 million.

Investing Activities

Our investing activities consist primarily of the purchase of solar energy systems.

In the three months ended March 31, 2015, we used $316.8 million in investing activities. Of this amount, we used $295.0 million on the design, acquisition and installation of solar energy systems under operating leases with our customers and the design and installation of solar energy systems under MyPower contracts, and $30.5 million in the acquisition of vehicles, equipment, leasehold improvements and furniture. We also invested $44.6 million in short-term investments in highly rated corporate debt securities and asset-backed securities. These expenditures were offset by $53.3 million from sales and maturities of short-term investments.

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

Financing Activities

In the three months ended March 31, 2015, we generated $430.4 million from financing activities. We received $178.1 million, net of lender fees, from long-term debt and repaid $0.8 million of long-term debt. We received $96.2 million from the issuance of solar bonds. We repaid $5.8 million of the solar asset-backed notes. We received $6.4 million from fund investors in our financing funds and paid $4.9 million to fund investors in our financing funds. We also generated $176.3 million from proceeds from investments by various fund investors in our joint ventures and paid distributions to fund investors of $16.9 million.

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

Debt and Financing Fund Commitments

	Unpaid			Unused
	Principal	Carrying Value, Net of Fees		Borrowing
	Balance	Current	Long-Term	Capacity	Interest Rate	Maturity Dates
Recourse debt:
Revolving credit facility	$175,000	$—	$172,321	$5,664	3.4%	December 2016
Vehicle loans	8,973	2,552	6,421	—	1.9%-7.5%	April 2015 - June 2019
2.75% Convertible senior notes due in 2018	230,000	—	230,000	—	2.8%	November 2018
1.625% Convertible senior notes due in 2019	566,000	—	566,000	—	1.6%	November 2019
Solar Bonds	9,714	1,658	7,982	—	1.6%-5.8%	October 2015 - March 2030
Solar Bonds issued to related parties	90,530	90,330	200	—	2.0%-4.0%	October 2015 - October 2021
Total recourse debt	1,080,217	94,540	982,924	5,664
Non-recourse debt:
Term loan assumed from Silevo acquisition	9,160	9,160	—	—	7.8%	June 2015
Term loan due in September 2015	79,000	—	76,968	—	3.7%	September 2015
Term loan due in May 2016	34,622	—	32,753	90,378	3.2%	May 2016
Term loan due in December 2016	182,416	—	179,275	67,584	3.4%-3.5%	December 2016
MyPower revolving credit facility	—	—	—	200,000		January 2017
Solar Asset-backed Notes, Series 2013-1	48,839	3,332	45,507	—	4.8%	November 2038
Solar Asset-backed Notes, Series 2014-1	67,067	2,823	64,244	—	4.6%	April 2044
Solar Asset-backed Notes, Series 2014-2	196,250	6,355	189,895	—	4.0%-Class A 5.4%-Class B	July 2044
Total non-recourse debt	617,354	21,670	588,642	357,962
Total debt	$1,697,571	$116,210	$1,571,566	$363,626

Recourse Debt Facilities:

Revolving Credit Facility

In September 2012, we entered into a revolving credit agreement with a syndicate of banks to obtain funding for working capital, letters of credit and funding for general corporate needs. The committed amount under the revolving credit facility was increased from $75.0 million to $200.0 million in 2013. The committed amount includes $15.1 million that have been assigned to letters of credit. Borrowed funds bear interest, at our option, at an annual rate of (a) 3.25% plus LIBOR or (b) 2.25% plus the highest of (i) the federal funds rate plus 0.50%, (ii) Bank of America’s published “prime rate” or (iii) LIBOR plus 1.00%. The fee for undrawn commitments is 0.375% per annum. The revolving credit facility is secured by certain of our machinery and equipment, accounts receivable, inventory and other assets. In each of June, July, September, October and December 2014, the revolving credit facility was amended to increase certain debt covenant thresholds, including those related to permitted investment amounts and capital expenditures by us, to make certain changes in connection with our acquisition of Silevo and to make certain changes in connection with the issuance and payment of certain loans and debt, among other things. We were in compliance with all financial covenants as of March 31, 2015.

Vehicle Loans

We have entered into various vehicle loan agreements with various financial institutions. The vehicle loans are secured by the vehicles financed. We were in compliance with all financial covenants as of March 31, 2015.

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

Each $1,000 of principal of the convertible senior notes is initially convertible into 16.2165 shares of our common stock, which is equivalent to an initial conversion price of $61.67 per share, subject to adjustment upon the occurrence of specified events set forth in the applicable indenture. Holders of the convertible senior notes may convert their convertible senior notes at their option at any time up to and including the second scheduled trading day prior to maturity. If certain events that would constitute a make-whole fundamental change under the applicable indenture occur prior to the maturity date, we would increase the conversion rate for a holder who elects to convert its convertible senior notes in connection with such an event in certain circumstances. The convertible senior note holders may require us to repurchase their convertible senior notes for cash only under certain defined fundamental changes. We were in compliance with all financial covenants as of March 31, 2015.

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

Each $1,000 of principal of the convertible senior notes is initially convertible into 11.972 shares of our common stock, which is equivalent to an initial conversion price of $83.53 per share, subject to adjustment upon the occurrence of specified events set forth in the applicable indenture. Holders of the convertible senior notes may convert their convertible senior notes at their option at any time up to and including the second scheduled trading day prior to maturity. If certain events that would constitute a make-whole fundamental change under the applicable indenture occur prior to the maturity date, we would increase the conversion rate for a holder who elects to convert its convertible senior notes in connection with such an event in certain circumstances. The convertible senior note holders may require us to repurchase their convertible senior notes for cash only under certain defined fundamental changes. We were in compliance with all financial covenants as of March 31, 2015.

In connection with the issuance of the convertible senior notes in September 2014, we paid $57.6 million to enter into capped call option agreements to reduce the potential dilution to holders of our common stock upon conversion of the convertible senior notes. In connection with the additional issuance of the convertible senior notes in October 2014, we paid $7.6 million to enter into additional capped call option agreements. The capped call option agreements have a cap price of $126.08 and an initial strike price of $83.53, which is equal to the initial conversion price of the convertible senior notes. The capped call options expire on various dates ranging from September 4, 2019 to October 29, 2019. The capped call option agreements are separate transactions, are not a part of the terms of the convertible senior notes and do not affect the rights of the convertible senior note holders. The capped call option agreements met the criteria for equity classification and were recorded as reductions to additional paid-in capital. The capped call option agreements are excluded from the calculation of diluted net income (loss) per share attributable to common stockholders as their effect is antidilutive.

Solar Bonds

In October 2014, we commenced issuing Solar Bonds, which are senior unsecured obligations that are structurally subordinate to the indebtedness and other liabilities of our subsidiaries. Solar Bonds have been issued under multiple series that have various fixed terms and interest rates. We intend to continue to issue Solar Bonds from time to time depending on market conditions. In March 2015, Space Exploration Technologies Corporation, or SpaceX, purchased $90.0 million in aggregate principal amount of 2.00% Solar Bonds due in March 2016. SpaceX is considered a related party and participated in one of our bond offerings that we had in the market. We were in compliance with all debt covenants as of March 31, 2015.

Non-Recourse Debt Facilities:

Term Loan Assumed From Silevo Acquisition

Through the Silevo acquisition, we assumed a pre-existing term loan with an outstanding principal balance of $9.1 million. The term loan bears interest at a fixed rate of 7.8% per annum and is denominated in the Chinese Yuan. The term loan is a liability of a subsidiary of Silevo only and is non-recourse to us and our other subsidiaries. We were in compliance with all financial covenants as of March 31, 2015.

Term Loan Due in September 2015

In March 2015, one of our subsidiaries entered into an agreement with a bank for a term loan of $79.0 million. The term loan bears interest, at our option, at an annual rate of (a) 3.50% plus LIBOR or (b) 3.50% plus the highest of (i) the Federal Funds Rate plus 0.50%, (ii) Bank of America’s published “prime rate” or (iii) LIBOR plus 1.00%. The term loan is secured by certain assets and cash flows of certain of our subsidiaries and is non-recourse to our other assets or cash flows. On May 4, 2015, we fully paid-off the term loan with a portion of the proceeds from the solar asset-backed revolving credit facility (see below). We were in compliance with all financial covenants as of March 31, 2015.

Term Loan Due in May 2016

On May 23, 2014, one of our subsidiaries entered into an agreement with a syndicate of banks for a term loan of $125.0 million. The term loan bears interest at an annual rate of 3.00% to 4.00%, depending on the cumulative period the term loan has been outstanding, plus LIBOR or, at our option, plus the highest of (i) the Federal Funds Rate plus 0.50%, (ii) Bank of America’s published “prime rate” or (iii) LIBOR plus 1.00%. The term loan is secured by certain assets and cash flows of the subsidiary and is non-recourse to our other assets or cash flows. We were in compliance with all financial covenants as of March 31, 2015.

Term Loan Due in December 2016

On February 4, 2014, one of our subsidiaries entered into an agreement with a syndicate of banks for a term loan of $100.0 million. On February 20, 2014, the agreement was amended to increase the maximum term loan availability to $220.0 million. On March 20, 2014, the agreement was further amended to increase the maximum term loan availability to $250.0 million. The term loan bears interest at an annual rate of LIBOR plus 3.25% or, at our option, 3.25% plus the highest of (i) the Federal Funds Rate plus 0.50%, (ii) Bank of America’s published “prime rate” or (iii) LIBOR plus 1.00%. The term loan is secured by the assets and cash flows of the subsidiary and is non-recourse to our other assets. We were in compliance with all financial covenants as of March 31, 2015.

MyPower Revolving Credit Facility

On January 9, 2015, one of our subsidiaries entered into a $200.0 million revolving credit agreement with a syndicate of banks to obtain funding for the MyPower customer loan program. The MyPower revolving credit facility provides up to $160.0 million of Class A notes and up to $40.0 million of Class B notes. The Class A notes bear interest at an annual rate of 2.50% plus (a) the commercial paper rate or (b) 1.50% plus adjusted LIBOR. The Class B notes bear interest at an annual rate of 5.00% plus LIBOR. The fee for undrawn commitments is 0.50% per annum. The MyPower revolving credit facility is secured by the payments owed to us or our subsidiaries under the MyPower customer loan program and is non-recourse to our other assets. We were in compliance with all financial covenants as of March 31, 2015.

Solar Asset-backed Notes, Series 2013-1

We have structured and entered into various solar asset-backed note securitization transactions pursuant to our financial strategy of monetizing solar assets at the lowest cost of capital.

In November 2013, we pooled and transferred qualifying solar energy systems and the associated customer contracts into a special purpose entity, or SPE, and issued $54.4 million in aggregate principal of Solar Asset-backed Notes, Series 2013-1, backed by these solar assets to certain investors. The SPE is wholly owned by us and is consolidated in our financial statements. Accordingly, we did not recognize a gain or loss on the transfer of these solar assets. As of March 31, 2015, these solar assets had a carrying value of $142.5 million and are included under solar energy systems, leased and to be leased — net, in our condensed consolidated balance sheets. The Solar Asset-backed Notes were issued at a discount of 0.05%. The cash flows generated by these solar assets are used to service the monthly principal and interest payments on the Solar Asset-backed Notes and satisfy the SPE’s expenses, and any remaining cash is distributed to one of our wholly owned subsidiaries. We recognize revenue earned from the associated customer contracts in accordance with our revenue recognition policy. The assets and cash flows generated by the qualifying solar energy systems are not available to our other creditors, and the creditors of the SPE, including the Solar Asset-backed Note holders, have no recourse to our other assets. We contracted with the SPE to provide operations and maintenance and administrative services for the qualifying solar energy systems. We were in compliance with all financial covenants as of March 31, 2015.

Solar Asset-backed Notes, 2014-1

In April 2014, we pooled and transferred qualifying solar energy systems and the associated customer contracts into a SPE and issued $70.2 million in aggregate principal of Solar Asset-backed Notes, Series 2014-1, backed by these solar assets to certain investors. The SPE is wholly owned by us and is consolidated in our financial statements. Accordingly, we did not recognize a gain or loss on the transfer of these solar assets. As of March 31, 2015, these solar assets had a carrying value of $133.2 million and are included under solar energy systems, leased and to be leased — net, in our condensed consolidated balance sheets. The Solar Asset-backed Notes were issued at a discount of 0.01%. The cash flows generated by these solar assets are used to service the monthly principal and interest payments on the Solar Asset-backed Notes and satisfy the SPE’s expenses, and any remaining cash is distributed to one of our wholly owned subsidiaries. We recognize revenue earned from the associated customer contracts in accordance with our revenue recognition policy. The assets and cash flows generated by the qualifying solar energy systems are not available to our other creditors, and the creditors of the SPE, including the Solar Asset-backed Note holders, have no recourse to our other assets. We contracted with the SPE to provide operations and maintenance and administrative services for the qualifying solar energy systems. We were in compliance with all financial covenants as of March 31, 2015.

Solar Asset-backed Notes, Series 2014-2

In July 2014, we pooled and transferred qualifying solar energy systems and the associated customer contracts into a SPE and issued $160.0 million in aggregate principal of Solar Asset-backed Notes, Series 2014-2, Class A, and $41.5 million in aggregate principal of Solar Asset-backed Notes, Series 2014-2, Class B, to certain investors. The SPE is wholly owned by us and is consolidated in our financial statements. Accordingly, we did not recognize a gain or loss on the transfer of these solar assets. As of March 31, 2014, these solar assets had a carrying value of $283.1 million and are included under solar energy systems, leased and to be leased — net, in our condensed consolidated balance sheets. The Solar Asset-backed Notes were issued at a discount of 0.01%. These solar assets and the associated customer contracts are leased to an investor under a lease pass-through fund arrangement that we have accounted for as a borrowing. The rent paid by the investor under the lease pass-through fund arrangement is used (and, following the expiration of the lease pass-through fund arrangement, the cash generated by these solar assets will be used) to service the monthly principal and interest payments on the Solar Asset-backed Notes and satisfy the SPE’s expenses, and any remaining cash is distributed to one of our wholly owned subsidiaries. We recognize revenue earned from the associated customer contracts in accordance with our revenue recognition policy. The assets and cash flows generated by these solar assets are not available to our other creditors, and the creditors of the SPE, including the Solar Asset-backed Note holders, have no recourse to our other assets. We contracted with the SPE to provide operations and maintenance and administrative services for the qualifying solar energy systems. We were in compliance with all financial covenants as of March 31, 2015.

Solar Asset-backed Revolving Credit Facility

On May 4, 2015, one of our subsidiaries entered into an agreement with a syndicate of banks for a revolving credit facility with a total committed amount of $500.0 million. On the same date, the subsidiary drew $113.1 million under the revolving credit facility and used a portion of the proceeds to fully pay-off the term loan due in September 2015. The revolving credit facility bears interest at an annual rate of 2.75% plus, at our option, LIBOR, the commercial paper rate or the highest of (i) the Federal Funds Rate plus 0.50%, (ii) Bank of America’s published “prime rate” or (iii) LIBOR plus 1.00%. The revolving credit facility is secured by our interests in certain financing funds and is non-recourse to our other assets.

Financing Fund Commitments

We have financing fund commitments from several fund investors that we can draw upon in the future upon the achievement of specific funding criteria. As of March 31, 2015, we had entered into 44 financing funds that had a total of $825.7 million of undrawn committed capital. From our significant customer backlog, we allocate to our financing funds leases, power purchase agreements and the related economic benefits associated with the solar energy systems, in accordance with the criteria of each fund. Upon such allocation and upon our satisfaction of the conditions precedent to drawing upon such commitments, we are able to draw down on the financing fund commitments. Once received, these proceeds provide working capital to deliver solar energy systems to our customers and form part of our general working capital.

Off-Balance Sheet Arrangements

We include in our condensed consolidated financial statements all assets and liabilities and results of operations of financing fund arrangements that we have entered into. We have not entered into any other transactions that have generated relationships with unconsolidated entities or financial partnerships or special purpose entities. Accordingly, we do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies and Procedures, to our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

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

Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and other operating expenses and reducing our funds available for capital investments, operations or other purposes. In addition, we must use a substantial portion of our cash inflows to service our borrowings, which may affect our ability to make future acquisitions or capital expenditures. A hypothetical 10% change in our interest rates would have increased our interest expense for the three months ended March 31, 2015 and 2014 by $0.3 million and $0.2 million, respectively.

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

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2015, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 30, 2013, the U.S. Department of Labor, or DOL, notified the Company that it was undertaking a wage and hour investigation related to the Company’s Foster City, California facility. On February 28, 2014, the DOL informed the Company that it had made a preliminary determination that some of its employee positions were not properly classified but has made no assessment of damages or penalties. In March 2015, the Company resolved the investigation by entering into a settlement agreement with the DOL. The amount of the settlement was not material to the Company’s condensed consolidated financial statements.

On March 28, 2014, a purported stockholder class action lawsuit was filed in the United States District Court for the Northern District of California against the Company and two of its officers. The complaint alleges claims for violations of the federal securities laws, and seeks unspecified compensatory damages and other relief on behalf of a purported class of purchasers of our securities from March 6, 2013 to March 18, 2014. On April 16, 2015, the District Court dismissed the complaint. The plaintiffs have until June 19, 2015 to file an amended complaint to attempt to remedy the defects in the original complaint. The Company believes that the claims are without merit and intends to defend itself vigorously. The Company is unable to estimate the possible loss, if any, associated with this lawsuit.

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

In June 2014, the Company along with Sunrun, Inc., or Sunrun, filed a lawsuit in the Superior Court of Arizona against the Arizona Department of Revenue, or DOR, challenging DOR’s interpretation of Arizona state law to impose property taxes on solar energy systems that are leased by customers. Discovery has commenced, the Company and Sunrun filed a motion for summary judgment with the Superior Court and the DOR responded by filing its own motion. The Superior Court held a hearing on the motions on April 29, 2015 but has not yet issued a ruling. The Company intends to pursue its claims vigorously.

On March 2, 2015, the Company filed a lawsuit in the United States District Court for the District of Arizona against the Salt River Project Agricultural Improvement and Power District, or SRP, alleging that SRP’s imposition of distribution charges and demand charges on new solar energy customers in its territory violates state and federal antitrust laws. Discovery has commenced, and the Company intends to pursue its claims vigorously.

From time to time, claims have been asserted, and may in the future be asserted, including claims from regulatory authorities related to labor practices and other matters. Such assertions arise in the normal course of the Company’s operations. The resolution of any such assertions or claims cannot be predicted with certainty. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the Company’s results of operations, prospects, cash flows, financial position and brand.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below, together with the other information contained in this quarterly report on Form 10-Q, including our consolidated financial statements and related notes, before investing in our common stock. The risks described below are not the only risks facing our company. Any of the following risks and additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition, results or operations. In such case, you may lose all or part of your original investment.

Risks Related to our Operations

Existing electric utility industry regulations, and changes to regulations, may present technical, regulatory and economic barriers to the purchase and use of solar energy systems that may significantly reduce demand for our solar energy systems.

Federal, state and local government regulations and policies concerning the electric utility industry, utility rate structures, interconnection procedures, internal policies and regulations promulgated by electric utilities, heavily influence the market for electricity generation products and services. These regulations and policies often relate to electricity pricing and the interconnection of customer-owned electricity generation. In the United States, governments and utilities continuously modify these regulations and policies. These regulations and policies could deter potential customers from purchasing renewable energy, including solar energy systems. This could result in a significant reduction in demand for our solar energy systems. For example, utilities commonly charge fees to large, industrial customers for disconnecting from the electric grid or for having the capacity to use power from the electric grid for back-up purposes. These fees could increase our customers’ cost to use our systems and make our product offerings less desirable, thereby harming our business, prospects, financial condition and results of operations. In addition, depending on the region, electricity generated by solar energy systems competes most effectively with higher priced peak-hour electricity from the electric grid, rather than the lower average price of electricity. Modifications to the utilities’ peak-hour pricing policies or rate design, such as a flat rate, would require us to lower the price of our solar energy systems to compete with the price of electricity from the electric grid.

Future changes to government or internal utility regulations and policies that favor electric utilities could also reduce our competitiveness and cause a significant reduction in demand for our products and services. For example, certain jurisdictions have proposed assessing fees on customers purchasing energy from solar energy systems or imposing a new charge that would disproportionately impact solar energy system customers who utilize net metering. In particular, the Salt River Project in Arizona has imposed anticompetitive penalties on new solar customers in an attempt to exclude rooftop solar, and in response in March 2015 we filed a lawsuit in federal court in Arizona, asking the court to stop SRP’s anti-competitive behavior.  In the event that any such fees or charges are imposed, our ability to attract new customers and compete with the price of electricity generated by local utilities in these jurisdictions may be limited, and such unaccounted for increases in the fees or charges applicable to existing customer agreements may increase the cost of energy to those customers and result in an increased rate of defaults under our customer agreements. Any of these results could reduce demand for our solar energy systems, harm our business, prospects, financial condition and results of operations.

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

Our ability to sell solar energy systems and the electricity they generate may be adversely impacted by the failure to expand existing limits on the amount of net metering in states that have implemented it, the failure to adopt a net metering policy where it currently is not in place, the imposition of new charges that only or disproportionately impact customers that utilize net metering or reductions in the amount or value of credit that customers receive through net metering. Our ability to sell solar energy systems and the electricity they generate may also be adversely impacted by the unavailability of expedited or simplified interconnection for grid-tied solar energy systems or any limitation on the number of customer interconnections or amount of solar energy that utilities are required to allow in their service territory or some part of the grid. For example, utilities in some states, such as Hawaiian Electric Company, have proposed imposing additional monthly charges on customers who interconnect solar energy systems installed on their homes. If such charges are imposed, the cost savings associated with switching to solar energy may be significantly reduced and our ability to attract future customers and compete with traditional utility providers could be impacted.

Limits on net metering, interconnection of solar energy systems and other operational policies in key markets could limit the number of solar energy systems installed in those markets. For example, California utilities limit net metering credit to 5% of the utilities’ aggregate customer peak demand. California has adopted legislation to establish a process and timeline for developing a new net metering successor program for its largest utilities with no cap on participation.  In addition to California, New York through the

Reimagining the Energy Vision docket at the state Public Service Commission is also considering a net metering successor program. If the caps on net metering in California, New York and other jurisdictions are reached or if the amount or value of credit that customers receive for net metering is significantly reduced, future customers will be unable to recognize the current cost savings associated with net metering. We rely substantially on net metering when we establish competitive pricing for our prospective customers and the absence of net metering for new customers could greatly limit demand for our solar energy systems.

Regulatory limitations associated with technical considerations may significantly limit our ability to sell electricity from our solar energy systems in certain markets.

Regulatory limits associated with technical considerations may curb our growth in certain key markets. For example, the Federal Energy Regulatory Commission has promulgated small generator interconnection procedures that recommend limiting customer-sited intermittent generation resources, such as our solar energy systems, to a certain percentage of peak load on a given electrical feeder circuit. Similar limits have been adopted by various states and could constrain our ability to market to customers in certain geographic areas where the concentration of solar installations exceeds the limit. For example, Hawaiian electric utilities have adopted certain policies that limit distributed electricity generation in certain geographic areas. While these limits have constrained our growth in certain parts of Hawaii, policy developments in Hawaii generally have allowed distributed electricity generation penetration despite the electric utility-imposed limitations. Furthermore, in certain areas, we benefit from policies that allow for expedited or simplified procedures related to connecting solar energy systems to the power grid. If such procedures are changed or cease to be available, our ability to sell the electricity generated by solar energy systems we install may be adversely impacted. As adoption of solar distributed generation increases, along with the operation of large-scale solar generation in key markets such as California, the amount of solar energy being fed into the power grid will surpass the amount planned for relative to the amount of aggregate demand. Some utilities claim that within several years, solar generation resources may reach a level capable of causing an over-generation situation that could require some solar generation resources to be curtailed to maintain operation of the grid. The adverse effects of such curtailment without compensation could adversely impact our business, results of operations and future growth.

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

The federal government currently offers a 30% investment tax credit under Section 48(a)(3) and Section 25D of the Internal Revenue Code, or the Federal ITC, for the installation of certain solar power facilities until December 31, 2016. The credit under Section 48(a)(3) is due to adjust to 10% in 2017 for commercial installations and residential systems owned by corporate third parties, and to be completely eliminated for residential installations owned by the homeowner pursuant to Section 25D, which is the major end market we serve. Solar energy systems that began construction prior to the end of 2011 were eligible to receive a 30% federal cash grant paid by the U.S. Treasury Department under Section 1603 of the American Recovery and Reinvestment Act of 2009, or the U.S. Treasury grant, in lieu of the Federal ITC. Pursuant to the Budget Control Act of 2011, U.S. Treasury grants are subject to sequestration beginning in 2013. Specifically, U.S. Treasury grants made on or after October 1, 2013 through September 30, 2015 will be reduced by approximately 7.2%, regardless of when the U.S. Treasury received the application. As a result, for all applications pending or submitted prior to March 31, 2015, we expect to suffer grant shortfalls of approximately $1.3 million associated with our financing funds. Applicable authorities may adjust or decrease incentives from time to time or include provisions for minimum domestic content requirements or other requirements to qualify for these incentives.

Reductions in, eliminations of, or expirations of, governmental incentives could adversely impact our results of operations and ability to compete in our industry by increasing our cost of capital, causing us to increase the prices of our energy and solar energy systems and reducing the size of our addressable market. In addition, this would adversely impact our ability to attract investment partners and to form new financing funds and our ability to offer attractive financing to prospective customers. For the quarter ended March 31, 2015, approximately 98% of new customers chose to enter into financed lease, power purchase agreements or customer loans rather than buying a solar energy system for cash.

Our business depends in part on the regulatory treatment of third-party owned solar energy systems.

Our leases and power purchase agreements are third-party ownership arrangements. Sales of electricity by third parties face regulatory challenges in some states and jurisdictions. Other challenges pertain to whether third-party owned systems qualify for the same levels of rebates or other non-tax incentives available for customer-owned solar energy systems, whether third-party owned systems are eligible at all for these incentives and whether third-party owned systems are eligible for net metering and the associated significant cost savings. In some states and utility territories, third parties that own solar energy systems are limited in the way that they may deliver solar energy to their customers. In jurisdictions such as Arizona, Florida, Georgia, Iowa, Kentucky, North Carolina, Oklahoma and the Los Angeles Department of Water and Power service territory, laws have been interpreted to prohibit the sale of electricity pursuant to our standard power purchase agreement. This has led us and other solar energy system providers that utilize third-party ownership arrangements to offer leases rather than power purchase agreements in such jurisdictions. Imposition of such limitations in additional jurisdictions or reductions in, or eliminations of, incentives for third-party owned systems could reduce demand for our systems, adversely impact our access to capital and cause us to increase the price we charge our customers for energy.

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

The U.S. Treasury Department has previously determined to award U.S. Treasury grants for some of our solar energy systems at a materially lower value than we had established in our appraisals. As a result, we have been required to pay our fund investors a true-up payment or contribute additional assets to the associated financing funds. It is possible that the U.S. Treasury Department will make similar determinations in the future. In response to such shortfalls, two of our financing funds filed a lawsuit in the United States Court of Federal Claims to recover the difference between the U.S. Treasury grants they sought and the amounts the U.S. Treasury paid; to the extent that these lawsuits are successful, any recovery would be used to repay us for amounts we previously reimbursed those funds. Our fund investors have contributed to our financing funds at the amounts the U.S. Treasury Department most recently awarded on similarly situated energy systems in order to reduce or eliminate the need for us to subsequently pay those fund investors true-up payments or contribute additional assets to the associated financing funds.

The Internal Revenue Service or the U.S. Treasury Department may object to the fair market value of solar energy systems that we have constructed, or will construct, including any systems for which grants have already been paid, as a result of:

●	any pending or future audit,
●	the outcome of the Department of Treasury Inspector General investigation, or
●	changes in guidelines or otherwise.

If the Internal Revenue Service or the U.S. Treasury Department were to object to amounts we have claimed as too high of a fair market value on such systems, it could have a material adverse effect on our business, financial condition and prospects. For example, a hypothetical 5% downward adjustment in the fair market value in the approximately $501.1 million of U.S. Department of Treasury grant applications that have been awarded from the beginning of the U.S. Treasury grant program through March 31, 2015 would obligate us to repay approximately $25.1 million to our fund investors.

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

Our solar energy systems have been eligible for Federal ITCs or U.S. Treasury grants, as well as depreciation benefits. We have relied on, and will continue to rely on, financing structures that monetize a substantial portion of those benefits and provide financing for our solar energy systems. With the lapse of the U.S. Treasury grant program, our reliance on these tax-advantaged financing structures has substantially increased. If, for any reason, we were unable to continue to monetize those benefits through these arrangements, we may be unable to provide and maintain solar energy systems for new customers on an economically viable basis.

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

Our future success depends on our ability to raise capital from third-party fund investors to help finance the deployment of our residential and commercial solar energy systems. In particular, our strategy is to reduce the cost of capital through these arrangements to improve our margins, offset future reductions in government incentives and maintain the price competitiveness of our solar energy systems. If we are unable to establish new financing funds when needed, or on desirable terms, to enable our customers’ access to our solar energy systems with little or no upfront cost, we may be unable to finance installation of our customers’ systems, or our cost of capital could increase, either of which would have a material adverse effect on our business, financial condition and results of operations. To date, we have raised capital sufficient to finance installation of our customers’ solar energy systems from a number of financial institutions and other large companies. Our ability to draw on financing commitments is subject to the conditions of the agreements underlying our financing funds. If we do not satisfy such conditions due to events related to our business or a specific financing fund, developments in our industry (including related to the Department of Treasury Inspector General investigation) or otherwise, and as a result we are unable to draw on existing commitments, it could have a material adverse effect on our business, liquidity, financial condition and prospects. If any of the financial institutions or large companies that currently invest in our financing funds decide not to invest in future financing funds to finance our solar energy systems due to general market conditions, concerns about our business or prospects, the pendency of the Department of Treasury Inspector General investigation or any other reason, or materially change the terms under which they are willing to provide future financing, we will need to identify new financial institutions and companies to invest in our financing funds and negotiate new financing terms.

In the past, challenges raising new funds have caused us to delay deployment of a substantial number of solar energy systems for which we had already signed leases or power purchase agreements with customers. For example, in late 2008 and early 2009, as a result of the state of the capital markets, our ability to finance the installation of solar energy systems was limited and resulted in a significant backlog of signed sales orders for solar energy systems. Our future ability to obtain additional financing depends on the continued confidence of banks and other financing sources in our business model and the renewable energy industry as a whole. It could also be impacted by the liquidity needs of such financing sources. In addition, attracting future financing could be more difficult or costly to secure if the quality of our customer contracts, as perceived by our fund investors, were to decrease as a result of an increase in customer default rates, lower credit rating requirements for new customers or other factors. Solar energy has yet to achieve broad market acceptance and depends on continued support in the form of performance-based incentives, rebates, tax credits and other incentives from federal, state, local and foreign governments. If this support diminishes, our ability to obtain external financing, on acceptable terms or otherwise could be materially adversely affected. In addition, we face competition for these third-party investor funds. If we are unable to continue to offer a competitive investment profile, we may lose access to these funds or they may only be available on less favorable terms than are available to our competitors. Our current financing sources may be inadequate to support the anticipated growth in our business plans. Our inability to secure financing could lead to cancellations and could impair our ability to accept new projects and customers. In addition, our borrowing costs could increase, which would have a material adverse effect on our business, financial condition and results of operations.

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

We believe that a customer’s decision to buy renewable energy from us is primarily driven by their desire to pay less for electricity. The customer’s decision may also be affected by the cost of other renewable energy sources. Decreases in the retail prices of electricity from the utilities or other renewable energy sources would harm our ability to offer competitive pricing and could harm our business. The price of electricity from utilities could decrease as a result of:

•	the construction of a significant number of new power generation plants, including nuclear, coal, natural gas or renewable energy technologies;
•	the construction of additional electric transmission and distribution lines;
•	a reduction in the price of natural gas, including as a result of new drilling techniques or a relaxation of associated regulatory standards;
•	the development of energy conservation technologies and public initiatives to reduce electricity consumption; and
•	the development of new renewable energy technologies that provide less expensive energy.

A reduction in utility electricity prices would make the purchase of our solar energy systems or the purchase of energy under our lease and power purchase agreements less economically attractive. In addition, a shift in the timing of peak rates for utility-generated electricity to a time of day when solar energy generation is less efficient could make our solar energy system offerings less competitive and reduce demand for our products and services. If the retail price of energy available from utilities were to decrease for any reason, we would be at a competitive disadvantage. As a result, we may be unable to attract new customers and our growth would be limited.

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

In September 2014, Silevo entered into an amended and restated research and development alliance agreement, referred to as the Riverbend Agreement, with the Research Foundation for the State University of New York, referred to as the Foundation, for the construction of an approximately 1 million square foot manufacturing facility capable of producing 1-gigawatt of solar panels annually on an approximately 88.24 acre site located in Buffalo, New York, referred to as the Manufacturing Facility.

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

We currently anticipate that the Manufacturing Facility will be completed and ready to commence operations in the first quarter of 2016. To date, we have agreed on four occasions to extend the time period that the Foundation is to enter into reasonably acceptable construction contracts. There are a number of risks which may delay the completion of the Manufacturing Facility and commencement of operations, including:

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

The Manufacturing Facility is expected to be the largest of its kind in the Western Hemisphere. Successfully achieving volume manufacturing of solar cells at our projected yield, efficiency and quality levels will be difficult, and we have little experience in manufacturing at these high volumes. As we continue to integrate the Silevo team, expand our manufacturing capacity and qualify additional suppliers to support our projected production volume, we may initially experience lower yields than anticipated. Any deviations in our manufacturing processes may result in significant decreases in production yield, efficiency and quality, and in some cases, may cause production to be suspended or yield no output. If we cannot achieve planned yields over time, our production costs could increase and we may be unable to produce a sufficient amount of our solar panels to meet our installation needs.

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

The Manufacturing Facility is designed to be a high-technology volume-manufacturing facility. In constructing the Manufacturing Facility, including local utility infrastructure upgrades and procurement of manufacturing equipment, the State of New York is making a significant investment in the Buffalo-area economy. However, the solar panel manufacturing market is characterized by continually changing technology that requires improved features, such as increased efficiency, higher power output and enhanced aesthetics. In the time it takes us to achieve volume production of Silevo’s Triex technology, it is possible that additional innovations in solar technology could result in our technology and the Manufacturing Facility becoming less competitive or obsolete, which could harm our costs and adversely affect our business operations. This risk requires us to continuously focus on research and development, and will require significant on-going research and development expenses. If we cannot continually improve the efficiency and power output of our solar panels and reduce the cost of production, we could become less competitive in the market and our financial condition and operating results could be adversely affected.

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

The majority of our cash flows to date have been from solar energy systems under lease and power purchase agreements that have been monetized under various financing fund structures. One of the components of this monetization is the present value of the payment streams from our customers who enter into these leases and power purchase agreements. If the rate of return required by the fund investor rises as a result of a rise in interest rates, it will reduce the present value of the customer payment stream and consequently reduce the total value that we are able to derive from monetizing the payment stream. Interest rates are at historically low levels, partially as a result of intervention by the U.S. Federal Reserve. The U.S. Federal Reserve has taken actions to taper its intervention, and should these actions continue, it is likely that interest rates will rise, which could cause our cost of capital to increase and impede our ability to secure financing. As a result, our business and financial condition could be harmed.

In addition, we evaluate our business with a long-term view based on cash flows relating to our customer agreements, third-party financing funds and other arrangements. To date, we have taken limited actions to mitigate the risk of rising future interest rates. In 2014, we initiated a strategy of purchasing limited long-term derivative securities to hedge the effect of future interest rate increases. We may continue to engage in such transactions and the cost and outcomes of such transactions are currently not known.

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

As a result of significant efforts by us and our Audit Committee, we have successfully remediated these material weaknesses and improved our internal control over financial reporting.

In connection with this quarterly report on Form 10-Q, our management has performed an evaluation of our internal control over financial reporting as of March 31, 2015 pursuant to Section 404 of the Sarbanes-Oxley Act, and has concluded that our internal control over financial reporting and our disclosure controls and procedures were effective as of March 31, 2015.

If we are not able to maintain effective internal control over financial reporting and disclosure controls and procedures, or if additional material weaknesses are discovered in future periods, a risk that is significantly increased in light of the complexity of our business and investment funds, we may be unable to accurately and timely report our financial position, results of operations, cash flows or key operating metrics, which could result in additional late filings of our annual and quarterly reports under the Exchange Act, additional restatements of our consolidated financial statements or other corrective disclosures, a decline in our stock price, suspension or delisting of our common stock by The NASDAQ Stock Market, an inability to access the capital and commercial lending markets, defaults under our revolving credit facility and other agreements, or other material adverse effects on our business, reputation, results of operations, financial condition or liquidity.

In our lease pass-through financing funds, there is a one-time reset of the lease payments, and we may be obligated, in connection with the resetting of the lease payments at true up, to refund lease prepayments or to contribute additional assets to the extent the system sizes, costs and timing are not consistent with the initial lease payment model.

In our lease pass-through financing funds, the models used to calculate the lease prepayments will be updated for each fund at a fixed date occurring after placement in service of all solar energy systems in a given fund or on an agreed upon date (typically within the first year of the applicable lease term) to reflect certain specified conditions as they exist at such date, including the ultimate system size of the equipment that was leased, how much it cost and when it went into service. As a result of such a true up, the lease payments are resized and we may be obligated to refund the investor’s lease prepayments or to contribute additional assets to the fund. Any significant refunds or capital contributions that we may be required to make could adversely affect our financial condition.

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

On September 23, 2014, we acquired Silevo, Inc., a solar panel technology and manufacturing company. In 2013, we acquired Zep Solar, Common Assets, certain assets of Paramount Solar and completed other smaller acquisitions. In the future, we may acquire additional companies, project pipelines, products or technologies, including additional photovoltaics companies, or enter into joint ventures or other strategic initiatives. Our ability as an organization to integrate acquisitions is unproven. We may not realize the anticipated benefits of our acquisitions or any other future acquisition or the acquisition may be viewed negatively by customers, financial markets or investors.

Any acquisition has numerous risks, including the following:

•	difficulty in assimilating the operations and personnel of the acquired company;
•	difficulty in effectively integrating the acquired technologies or products with our current products and technologies;
•	difficulty in maintaining controls, procedures and policies during the transition and integration;
•	disruption of our ongoing business and distraction of our management and employees from other opportunities and challenges due to integration issues;
•	difficulty integrating the acquired company’s accounting, management information and other administrative systems;
•	inability to retain key technical and managerial personnel of the acquired business;
•	inability to retain key customers, vendors, and other business partners of the acquired business;
•	inability to achieve the financial and strategic goals for the acquired and combined businesses;
•	incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results;
•	failure of due diligence processes to identify significant issues with product quality, legal and financial liabilities, among other things;
•	inability to assert that internal controls over financial reporting are effective; and
•	inability to obtain, or obtain in a timely manner, approvals from governmental authorities, which could delay or prevent such acquisitions.

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

To support our growth, we need to hire, train, deploy, manage and retain a substantial number of skilled employees. In particular, we need to continue to expand and optimize our sales infrastructure to grow our customer base and our business, and we plan to expand our direct sales force. Identifying, recruiting and training qualified personnel requires significant time, expense and attention. It can take several months before a new salesperson is fully trained and productive. If we are unable to hire, develop and retain talented sales personnel or if new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to realize the expected benefits of this investment or grow our business.

To complete current and future customer projects and to continue to grow our customer base, we need to hire a large number of installers in the relevant markets. Competition for qualified personnel in our industry is increasing, particularly for skilled installers and other personnel involved in the installation of solar energy systems. We also compete with the homebuilding and construction industries for skilled labor. As these industries seek to hire additional workers, our cost of labor may increase. The unionization of our labor force could also increase our labor costs. Shortages of skilled labor could significantly delay a project or otherwise increase our costs. Because our profit on a particular installation is based in part on assumptions as to the cost of such project, cost overruns, delays or other execution issues may cause us to not achieve our expected margins or cover our costs for that project. In addition, because we are headquartered in the San Francisco Bay Area, we compete for a limited pool of technical and engineering resources that requires us to pay wages that are competitive with relatively high regional standards for employees in these fields.

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

Since our formation in 2006, we have focused our efforts primarily on the sales, financing, engineering, installation and monitoring of solar energy systems for residential, commercial and government customers. We launched our pilot commercial and residential energy storage products and services in late 2013, and revenue attributable to this line of business has not been material compared to revenue attributable to our solar energy systems. We may be unsuccessful in significantly broadening our customer base through installation of solar energy systems within our current markets or in new markets we may enter. Additionally, we cannot assure you that we will be successful in generating substantial revenue from our current energy-related products and services or from any additional products and services we may introduce in the future. Our limited operating history, combined with the rapidly evolving and competitive nature of our industry, may not provide an adequate basis for you to evaluate our operating and financing results and business prospects. In addition, we only have limited insight into emerging trends that may adversely impact our business, prospects and operating results. As a result, our limited operating history may impair our ability to accurately forecast our future performance.

We have incurred losses and may be unable to achieve or sustain profitability in the future.

We have incurred net losses in the past, and we had an accumulated deficit of $279.9 million as of March 31, 2015. We may incur net losses from operations as we increase our spending to finance the expansion of our operations, expand our installation, engineering, administrative, sales and marketing staffs, and implement internal systems and infrastructure to support our growth. We do not know whether our revenue will grow rapidly enough to absorb these costs, and our limited operating history makes it difficult to assess the extent of these expenses or their impact on our operating results. Our ability to achieve profitability depends on a number of factors, including:

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

The solar energy and renewable energy industries are both highly competitive and continually evolving as participants strive to distinguish themselves within their markets and compete with large utilities. We believe that our primary competitors are the traditional utilities that supply energy to our potential customers. We compete with these utilities primarily based on price, predictability of price and the ease by which customers can switch to electricity generated by our solar energy systems. If we cannot offer compelling value to our customers based on these factors, then our business will not grow. Utilities generally have substantially greater financial, technical, operational and other resources than we do. As a result of their greater size, these competitors may be able to devote more resources to the research, development, promotion and sale of their products or respond more quickly to evolving industry standards and changes in market conditions than we can. Utilities could also offer other value-added products and services that could help them compete with us even if the cost of electricity they offer is higher than ours. In addition, a majority of utilities’ sources of electricity is non-solar, which may allow utilities to sell electricity more cheaply than electricity generated by our solar energy systems.

We also compete with solar companies in the downstream value chain of solar energy. For example, we face competition from purely finance driven organizations which then subcontract out the installation of solar energy systems, from installation businesses that seek financing from external parties, from large construction companies and utilities and increasingly from sophisticated electrical and roofing companies. Some of these competitors specialize in either the residential or commercial solar energy markets, and some may provide energy at lower costs than we do. Many of our competitors also have significant brand name recognition and have extensive knowledge of our target markets. Competitors have increasingly begun vertically integrating their operations to offer comprehensive products and services offerings similar to ours. For us to remain competitive, we must distinguish ourselves from our competitors by offering an integrated approach that successfully competes with each level of products and services offered by our competitors at various points in the value chain. As more of our competitors develop an integrated approach similar to ours, our marketplace differentiation may suffer.

We also face competition in the energy-related products and services markets and we expect to face competition in additional markets as we introduce new products and services. As the solar industry grows and evolves, we will also face new competitors who are not currently in the market. Our failure to adapt to changing market conditions and to compete successfully with existing and new competitors could limit our growth and could have a material adverse effect on our business and prospects.

Projects for our significant commercial and government customers involve concentrated project risks that may cause significant changes in our financial results.

During any given financial reporting period, we typically have ongoing significant projects for commercial and governmental customers that represent a significant portion of our potential financial results for such period. For example, Walmart is a significant customer for which we have installed a substantial number of solar energy systems. These larger projects create concentrated operating and financial risks. The effect of recognizing revenue or other financial measures on the sale of a larger project, or the failure to recognize revenue or other financial measures as anticipated in a given reporting period because a project is not yet completed under applicable accounting rules by period end, may materially impact our quarterly or annual financial results. In addition, if construction, warranty or operational issues arise on a larger project, or if the timing of such projects unexpectedly shifts for other reasons, such issues could have a material impact on our financial results. If we are unable to successfully manage these significant projects in multiple markets, including our related internal processes and external construction management, or if we are unable to continue to attract such significant customers and projects in the future, our financial results could be harmed.

We depend on a limited number of suppliers of solar panels and other system components to adequately meet anticipated demand for our solar energy systems. Any shortage, delay or component price change from these suppliers could result in sales and installation delays, cancellations and loss of our ability to effectively compete.

We purchase solar panels, inverters and other system components from a limited number of suppliers, which makes us susceptible to quality issues, shortages and price changes. If we fail to develop, maintain and expand our relationships with existing or new suppliers, we may be unable to adequately meet anticipated demand for our solar energy systems or we may only be able to offer our systems at higher costs or after delays. If one or more of the suppliers that we rely upon to meet anticipated demand ceases or reduces production, we may be unable to satisfy this demand due to an inability to quickly identify alternate suppliers or to qualify alternative products on commercially reasonable terms. In particular, there are a limited number of inverter suppliers. Once we design a system for use with a particular inverter, if that type of inverter is not readily available at an anticipated price, we may incur additional delay and expense to redesign the system.

In addition, production of solar panels involves the use of numerous raw materials and components. Several of these have experienced periods of limited availability, particularly polysilicon, as well as indium, cadmium telluride, aluminum and copper. The manufacturing infrastructure for some of these raw materials and components has a long lead time, requires significant capital investment and relies on the continued availability of key commodity materials, potentially resulting in an inability to meet demand for these components. The prices for these raw materials and components fluctuate depending on global market conditions and demand and we may experience rapid increases in costs or sustained periods of limited supplies.

In addition to purchasing from New York-based suppliers, we anticipate that we will need to purchase supplies globally in order to meet the anticipated production output of the Manufacturing Facility. Despite our efforts to obtain raw materials and components from multiple sources whenever possible, many of our suppliers may be single-source suppliers of certain components. If we are not able to maintain long-term supply agreements or identify and qualify multiple sources for raw materials and components, our access to supplies at satisfactory prices, volumes and quality levels may be harmed. We may also experience delivery delays of raw materials and components from suppliers in various global locations. In addition, we may be unable to establish alternate supply relationships or obtain or engineer replacement components in the short term, or at all, at favorable prices or costs. Qualifying alternate suppliers or developing our own replacements for certain components may be time-consuming and costly and may force us to make modifications to our product designs.

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

Our quarterly operating results are difficult to predict and may fluctuate significantly in the future. We have experienced seasonal and quarterly fluctuations in the past. However, given that we are an early-stage public company operating in a rapidly growing industry, those fluctuations may be masked by our recent growth rates and thus may not be readily apparent from our historical operating results. As such, our past quarterly operating results may not be good indicators of future performance.

In addition to the other risks described in this “Risk Factors” section, the following factors could cause our operating results to fluctuate:

•	expiration or initiation of any rebates or incentives;
•	significant fluctuations in customer demand for our products and services;
•	our ability to complete installations in a timely manner due to market conditions resulting in inconsistently available financing;
•	our ability to continue to expand our operations, and the amount and timing of expenditures related to this expansion;
•	actual or anticipated changes in our growth rate relative to our competitors;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital-raising activities or commitments;
•	changes in our pricing policies or terms or changes in those of our competitors, including utilities; and
•	actual or anticipated developments in our competitors’ businesses or the competitive landscape.

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

We are a licensed contractor or use licensed subcontractors in every community we service, and we are responsible for every customer installation. For our residential projects, we are the general contractor, construction manager and installer. For our commercial projects, we are the general contractor and construction manager, and we typically rely on licensed subcontractors to install these commercial systems. We may be liable to customers for any damage we cause to their home or facility and belongings or property during the installation of our systems. For example, we frequently penetrate our customers’ roofs during the installation process and may incur liability for the failure to adequately weatherproof such penetrations following the completion of construction.

In addition, shortages of skilled subcontractor labor for our commercial projects could significantly delay a project or otherwise increase our costs. Because our profit on a particular installation is based in part on assumptions as to the cost of such project, cost overruns, delays or other execution issues may cause us to not achieve our expected margins or not cover our costs for that project.

In addition, the installation of solar energy systems and energy-storage systems requiring building modifications are subject to oversight and regulation in accordance with national, state and local laws and ordinances relating to building codes, safety, utility interconnection and metering, environmental protection and related matters. It is difficult and costly to track the requirements of every individual authority having jurisdiction over our installations and to design solar energy systems to comply with these varying standards. Any new government regulations or utility policies pertaining to our systems may result in significant additional expenses to us and our customers and, as a result, could cause a significant reduction in demand for our systems.

Compliance with occupational safety and health requirements and best practices can be costly, and noncompliance with such requirements may result in potentially significant monetary penalties, operational delays and adverse publicity.

The installation of solar energy systems requires our employees to work at heights with complicated and potentially dangerous electrical systems. The evaluation and installation of our energy-related products requires our employees to work in locations that may contain potentially dangerous levels of asbestos, lead or mold. We also maintain a fleet of over 3,000 vehicles that our employees use in the course of their work. There is substantial risk of serious injury or death if proper safety procedures are not followed. Our operations are subject to regulation under the U.S. Occupational Safety and Health Act, or OSHA, and equivalent state laws. Changes to OSHA requirements, or stricter interpretation or enforcement of existing laws or regulations, could result in increased costs. If we fail to comply with applicable OSHA regulations, even if no work-related serious injury or death occurs, we may be subject to civil or criminal enforcement and be required to pay substantial penalties, incur significant capital expenditures or suspend or limit operations. In the past, we have had workplace accidents and received citations from OSHA regulators for alleged safety violations, resulting in fines and operational delays for certain projects. Any such accidents, citations, violations, injuries or failure to comply with industry best practices may subject us to adverse publicity, damage our reputation and competitive position and adversely affect our business.

Problems with product quality or performance may cause us to incur warranty expenses and performance guarantee expenses, may lower the residual value of our solar energy systems and may damage our market reputation and adversely affect our financial performance and valuation.

Our solar energy system warranties are lengthy. Customers who buy energy from us under leases or power purchase agreements are covered by warranties equal to the length of the term of these agreements—typically 20 years for leases and power purchase agreements and 30 years for MyPower loan agreements. Depending on the state where they live, customers who purchase our solar energy systems for cash are covered by a warranty up to 10 years in duration. We also make extended warranties available at an additional cost to customers who purchase our solar energy systems for cash. In addition, we provide a pass-through of the inverter and panel manufacturers’ warranties to our customers, which generally range from 5 to 25 years. One of these third-party manufacturers could cease operations and no longer honor these warranties, leaving us to fulfill these potential obligations to our customers. For example, Evergreen Solar, Inc., one of our former solar panel suppliers, filed for bankruptcy in August 2011. Further, we provide a performance guarantee with our leased solar energy systems that compensates a customer on an annual basis if their system does not meet the electricity production guarantees set forth in their lease.

Because of the limited operating history of our solar energy systems, we have been required to make assumptions and apply judgments regarding a number of factors, including our anticipated rate of warranty claims and the durability, performance and reliability of our solar energy systems. We have made these assumptions based on the historic performance of similar systems or on accelerated life cycle testing. Our assumptions could prove to be materially different from the actual performance of our systems, causing us to incur substantial expense to repair or replace defective solar energy systems in the future or to compensate customers for systems that do not meet their production guarantees. Product failures or operational deficiencies would also reduce our revenue from power purchase agreements because they are dependent on system production. Any widespread product failures or operating deficiencies may damage our market reputation and adversely impact our financial results.

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

We are required to comply with all foreign, federal, state and local laws and regulations regarding pollution control and protection of the environment. In addition, under some statutes and regulations, a government agency, or other parties, may seek recovery and response costs from operators of property where releases of hazardous substances have occurred or are ongoing, even if the operator was not responsible for such release and not otherwise at fault. While we and the State of New York have performed environmental diligence relating to the construction of the Manufacturing Facility, the site where the Manufacturing Facility is to be located is on the former site of Republic Steel and has been considered a “brownfield.”

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

We would be exposed to product liability claims if one of our solar energy systems or other products injured someone. Because solar energy systems and many of our other current and anticipated products are electricity-producing devices, it is possible that consumers could be injured by our products for many reasons, including product malfunctions, defects or improper installation. We rely on our general liability insurance to cover product liability claims and have not obtained separate product liability insurance. Any product liability claim we face could be expensive to defend and could divert management’s attention. Any product liability claims against us and any resulting adverse outcomes could result in potentially significant monetary damages that could require us to make significant payments, as well as subject us to adverse publicity, damage our reputation and competitive position or adversely affect sales of our systems and other products.

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

We have experienced significant growth in recent periods and we intend to continue to expand our business significantly within existing markets and in a number of new locations in the future. This growth has placed, and any future growth may place, a significant strain on our management, operational and financial infrastructure. In particular, we will be required to expand, train and manage our growing employee base. Our management will also be required to maintain and expand our relationships with customers, suppliers and other third parties and attract new customers and suppliers, as well as to manage multiple geographic locations.

In addition, our current and planned operations, personnel, systems and procedures might be inadequate to support our future growth and may require us to make additional unanticipated investments in our infrastructure. Our success and ability to further scale our business will depend in part on our ability to manage these changes in a cost-effective and efficient manner. If we cannot manage our growth, we may be unable to take advantage of market opportunities, execute our business strategies or respond to competitive pressures. This could also result in declines in quality or customer satisfaction, increased costs, difficulties in introducing new products and services or other operational difficulties. Any failure to effectively manage growth could adversely impact our business and reputation.

We may not be successful in leveraging our customer base to grow our business through sales of other energy products and services.

To date, we have derived substantially all of our revenue and cash receipts from the sale of solar energy systems and the sale of energy under our long-term customer agreements. While we continue to develop and offer innovative energy-related products and services, customer demand for these offerings may be more limited than we anticipate. We may not be successful in completing development of these products as a result of research and development difficulties, technical issues, regulatory issues, availability of third-party products or other reasons. Even if we are able to offer these or other additional products and services, we may not successfully generate meaningful customer demand to make these offerings viable. Our growth will be limited if we fail to deliver these additional products and services, if the costs associated with bringing these additional products and services to market is greater than we anticipate, if customer demand for these offerings is smaller than we anticipate or if our strategies to implement new sales approaches and acquire new customers are not successful.

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

The energy produced and revenue and cash receipts generated by a solar energy system depend on suitable solar and weather conditions, both of which are beyond our control. Furthermore, components of our systems, such as panels and inverters, could be damaged by severe weather, such as hailstorms or tornadoes. In these circumstances, we generally would be obligated to bear the expense of repairing or replacing the damaged solar energy systems that we own. Sustained unfavorable weather also could unexpectedly delay our installation of solar energy systems, leading to increased expenses and decreased revenue and cash receipts in the relevant periods. Weather patterns could change, making it harder to predict the average annual amount of sunlight striking each location where we install. This could make our solar energy systems less economical overall or make individual systems less economical. Any of these events or conditions could harm our business, financial condition and results of operations.

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

•	our systems may be subject to intrusions, security breaches or targeted thefts of our trade secrets;
•	people may not be deterred from misappropriating our technology despite the existence of laws or contracts prohibiting it;
•

unauthorized use of our intellectual property may be difficult to detect and expensive and time-consuming to remedy, and any remedies obtained may be inadequate to restore protection of our intellectual property;

•

the laws of other countries in which we manufacture our solar products, such as Silevo’s joint venture manufacturing company with partners in China and other countries in the Asia/Pacific region, may offer little or no protection for our proprietary technology; and

•

reports we may be required to file in connection with any government-sponsored research contracts may disclose some of our sensitive confidential information because they are or will be generally available to the public.

Any such activities or any other inabilities to adequately protect our proprietary rights could harm our ability to compete, to generate revenue and to grow our business.

Claims of patent and other intellectual property infringement are complex and their outcomes are uncertain, and the costs associated with such claims may be high and could harm our business.

Our success in operating our business, including operation of the Manufacturing Facility, depends largely on our ability to use and develop our proprietary technologies and manufacturing know-how without infringing or misappropriating the intellectual property rights of third parties, many of whom have robust patent portfolios, greater capital resources and decades of manufacturing experience. In addition, as we have gained greater visibility and market exposure as a public company, we face a higher risk of being the subject of intellectual property infringement claims. Any claim of infringement by a third party, even those without merit, could cause us to incur substantial legal costs defending against the claim and could distract our management and technical personnel from our business. In particular, the validity and scope of claims relating to photovoltaic technology patents may be highly uncertain because they involve complex scientific, legal and factual considerations and analysis. Furthermore, we could be subject to a judgment or voluntarily enter into a settlement, either of which could require us to pay substantial damages. A judgment or settlement could also include an injunction, a court order or other agreement that could prevent us from operating the Manufacturing Facility and producing our products. In addition, we might elect or be required to seek a license for the use of third-party intellectual property, which may not be available on commercially reasonable terms or at all, or if available, the payments under such license may harm our operating results and financial condition. Alternatively, we may be required to develop non-infringing technology, redesign our products or alter our manufacturing techniques and processes, each of which could require significant research and development efforts and expenses and may ultimately not be successful. Any of these events could seriously harm our business, operating results and financial condition.

We are subject to legal proceedings and regulatory inquiries and we may be named in additional claims or legal proceedings or become involved in regulatory inquiries, all of which are costly, distracting to our core business and could result in an unfavorable outcome or a material adverse effect on our business, financial condition, results of operations or the trading price for our securities.

We are involved in claims, legal proceedings and receive inquiries from government and regulatory agencies (such as the pending Treasury and Department of Labor investigations) that arise from the normal business activities. In addition, from time to time, third parties may assert claims against us. We evaluate all claims, lawsuits and investigations with respect to their potential merits, our potential defenses and counter claims, settlement or litigation potential and the expected effect on us. In the event that we are involved in significant disputes or are the subject of a formal action by a regulatory agency, we could be exposed to costly and time-consuming legal proceedings that could result in any number of outcomes. Although outcomes of such actions vary, any claims, proceedings or regulatory actions initiated by or against us, whether successful or not, could result in expensive costs of defense, costly damage awards, injunctive relief, increased costs of business, fines or orders to change certain business practices, significant dedication of management time, diversion of significant operational resources or some other harm to our business. In any of these cases, our business, financial condition, results of operations or the trading price for our securities could be negatively impacted.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the listing requirements of The NASDAQ Stock Market and other applicable securities rules and regulations. Compliance with these rules and regulations subject us to legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results and maintain effective disclosure controls and procedures and internal control over financial reporting. To maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight are required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future, which will increase our costs and expenses.

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

Our total consolidated indebtedness was $1,687.8 million as of March 31, 2015. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. In addition, our 2.75% Convertible Senior Notes due 2018 issued in November 2013 (the “2018 Notes”) and our 1.625% Convertible Senior Notes due 2019 issued in September and October 2014 (the “2019 Notes” and together with the 2018 Notes, the “Notes”), are convertible into shares of common stock, and we may engage in similar issuances of convertible securities in the future to fund our operating and expansion plans. Our ability to issue additional securities and to refinance our existing indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

We have entered into several secured credit agreements, including a working capital facility under which we may currently borrow up to $250.0 million (with $200.0 million currently committed from several lenders and an additional $50.0 million subject to further conditions) that matures in December 2016. As of March 31, 2015, we had the ability to draw up to an additional $363.6 million under our credit facilities. The working capital facility requires us to comply with certain financial, reporting and other requirements. The timing of our commercial projects has on occasion adversely affected our ability to satisfy certain financial covenants under these or prior facilities. While our lenders have given us waivers of certain covenants we have not satisfied in the past, there is no assurance that the lenders will waive or forbear from exercising their remedies with respect to any future defaults that might occur. In addition, we have amended our revolving credit facility to engage in transactions such as the issuance of the 2019 Notes and issue Solar Bonds debt securities. While we believe that some of the financial and other covenants are generally more favorable to us following these changes, a breach of our covenants may still occur in the future.

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

Our long-term strategic plans include international expansion and we intend to sell our solar energy products and services in international markets. Risks inherent to international operations include the following:

•	the inability to work successfully with third parties with local expertise to co-develop international projects;
•

multiple, conflicting and changing laws and regulations, including export and import restrictions, tax laws and regulations, environmental regulations, labor laws and other government requirements, approvals, permits and licenses;

•	changes in general economic and political conditions in the countries where we operate, including changes in government incentives relating to power generation and solar electricity;
•	political and economic instability, including wars, acts of terrorism, political unrest, boycotts, curtailments of trade and other business restrictions;
•	difficulties and costs in recruiting and retaining individuals skilled in international business operations;
•	international business practices that may conflict with U.S. customs or legal requirements;
•	financial risks, such as longer sales and payment cycles and greater difficulty collecting accounts receivable;

•	fluctuations in currency exchange rates relative to the U.S. dollar; and
•	the inability to obtain, maintain or enforce intellectual property rights, including inability to apply for or register material trademarks in foreign countries.

Doing business in foreign markets requires us to be able to respond to rapid changes in market, legal, and political conditions in these countries. The success of our business will depend in part on our ability to succeed in differing legal, regulatory, economic, social and political environments. We may not be able to develop and implement policies and strategies that will be effective in each location where we do business.

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

The trading price of our common stock has been volatile since our initial public offering. Since shares of our common stock were sold in our initial public offering in December 2012 at a price of $8.00 per share, the reported high and low sales prices of our common stock on The NASDAQ Stock Market has ranged from $9.20 to $88.35 per share, through May 5, 2015. The market price of our common stock may fluctuate widely in response to many risk factors listed in this section and others beyond our control, including:

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

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements. These requirements include compliance with Section 404 and other provisions of the Sarbanes-Oxley Act, as well as rules implemented by the Securities and Exchange Commission, or SEC, and The NASDAQ Stock Market. If these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our business, prospects, financial condition and operating results. In addition, complying with these rules and regulations has substantially increased our legal and financial compliance expenses, has made some activities more time-consuming and costly and may in the future require us to reduce costs in other areas of our business or increase the prices of our products and services, which could negatively impact our business.

Our stock price could decline due to the large number of outstanding shares of our common stock eligible for future sale and issuance.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. Such sales may occur in connection with our acquisitions, such as our issuance of approximately 8.8 million shares in the aggregate for our acquisitions of Silevo, Zep Solar and certain assets of Paramount Solar. In connection with our acquisition of Silevo, we may issue additional common stock with an aggregate value of up to $150.0 million, subject to adjustments and as determined in connection with the merger agreement, upon the timely achievement of all earnout related milestones. In addition, holders of a substantial amount of our common stock are entitled to rights with respect to registration of these shares under the Securities Act pursuant to an investors’ rights agreement. If these holders of our common stock, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our common stock. If we file a registration statement for the purposes of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired.

Insiders have substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control.

As of March 31, 2015, our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, owned approximately 34% of the outstanding shares of our common stock. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might affect the market price of our common stock.

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

Our certificate of incorporation and bylaws contain provisions that could depress the trading price of our common stock by discouraging, delaying or preventing a change of control of our company or changes in our management that the stockholders of our company may believe advantageous. These provisions include:

•	establishing a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our board of directors;
•	authorizing “blank check” preferred stock that our board of directors could issue to increase the number of outstanding shares to discourage a takeover attempt;

•	limiting the ability of stockholders to call a special stockholder meeting;
•	limiting the ability of stockholders to act by written consent;
•	authorizing the board of directors to make, alter or repeal our bylaws; and
•	establishing advance notice requirements for nominations for elections to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

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

Date: May 6, 2015

SOLARCITY CORPORATION

By:	/s/ LYNDON R. RIVE
Lyndon R. Rive
Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
4.11*	Indenture, dated as of January 9, 2015, by and between FTE Solar I, LLC and U.S. Bank National Association.

10.16c

Third Amendment to Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of February 12, 2015, by and between The Research Foundation For The State University of New York, on behalf of the College of Nanoscale Science and Engineering of the State University of New York, and Silevo, Inc.

10.16d

Fourth Amendment to Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of March 30, 2015, by and between The Research Foundation For The State University of New York, on behalf of the College of Nanoscale Science and Engineering of the State University of New York, and Silevo, Inc.

10.17a*	Standard Definitions, Annex A to the Indenture, dated as of January 9, 2015, by and between FTE Solar I, LLC and U.S. Bank National Association.

10.17b*

Note Purchase Agreement, dated January 9, 2015, by and among FTE Solar I, LLC, SolarCity Finance Company, LLC, SolarCity Corporation, Purchasers, the Funding Agents and Credit Suisse AG, New York Branch.

10.18*

Credit Agreement, dated as of March 31, 2015, by and among Shortfin Solar, LLC (an indirect wholly owned subsidiary of the Registrant), as borrower, the Registrant, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the lenders party thereto.

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