Form 10-Q
period 2015-06-30
SOLARCITY CORP
filed 2015-07-30
CIK 1408356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

The number of shares outstanding of the registrant’s common stock as of June 30, 2015 was 97,197,464.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The discussion in this quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies; anticipated future financial results; expected trends in certain financial and operating metrics; our belief that the aggregate megawatt, or MW, production capacity of our systems is an indicator of the growth rate of our solar energy systems business; the calculation of estimated nominal contracted payments remaining, and certain other metrics based on forward-looking projections; projections on growth in the markets that we operate and our growth rates; pricing trends, including our ability to achieve economies of scale in both installation and capital costs; our ability to successfully integrate Silevo, LLC’s business, operations and personnel and achieve manufacturing economies of scale and associated cost reductions; our expectations regarding the Riverbend Agreement and the development and construction of the Riverbend facility, including expected capital and operating expenses and the performance of our manufacturing operations; our belief that adequate surplus capacity of non-tariff solar panels is available to suit our future needs and the costs of solar energy system components; projections relating to our use of and reliance on U.S. Treasury grants and federal, state and local incentives and tax attributes; our regulatory status as a non-utility; our ability to continue to meet the regulatory requirements of a public company; international and domestic expansion and hiring plans; product development efforts and customer preferences; the fair market value of our solar energy systems, including amounts potentially payable to our fund investors as a result of decreased fair market value determinations by the U.S. Treasury Department; the life and durability of our solar systems and equipment, and anticipated contract renewals; the success of our sales and marketing efforts; our plans to sell Zep Solar products; our internal control environment; the payment of future dividends; and our belief as to the sufficiency of our existing cash and cash equivalents, funds available under our secured credit facilities and funds available under existing financing funds to meet our working capital and operating resource requirements for the next 12 months.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SolarCity Corporation

Condensed Consolidated Balance Sheets

(In Thousands, Except Share Par Values)

	June 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$421,420	$504,383
Short-term investments	67,665	138,311
Restricted cash	8,557	20,875
Accounts receivable (net of allowances for doubtful accounts of $2,263 and $1,941 as of June 30, 2015 and December 31, 2014, respectively)	34,233	22,708
Rebates receivable - net	20,383	30,021
Inventories	279,789	217,223
Deferred income tax asset	14,887	13,149
Prepaid expenses and other current assets	76,381	55,729
Total current assets	923,315	1,002,399
Solar energy systems, leased and to be leased - net	3,421,170	2,796,796
Property, plant and equipment - net	353,738	101,914
Goodwill and intangible assets - net	523,383	539,557
MyPower customer notes receivable, net of current portion	236,701	34,544
MyPower deferred costs	106,601	13,147
Other assets	139,784	97,854
Total assets(1)	$5,704,692	$4,586,211
Liabilities and equity
Current liabilities:
Accounts payable	$278,583	$237,809
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	16,944	8,552
Current portion of deferred U.S. Treasury grant income	15,330	15,330
Accrued and other current liabilities	212,688	152,408
Customer deposits	5,281	10,560
Current portion of deferred revenue	96,553	86,238
Current portion of long-term debt	35,606	11,781
Current portion of solar bonds	7,502	820
Current portion of solar bonds issued to related parties	165,340	330
Current portion of solar asset-backed notes	12,592	13,574
Current portion of financing obligation	30,567	29,689
Total current liabilities	876,986	567,091
Deferred revenue, net of current portion	760,275	557,408
Long-term debt, net of current portion	588,263	287,621
Solar bonds, net of current portion	28,509	2,593
Solar bonds issued to related parties, net of current portion	200	200
Convertible senior notes	796,000	796,000
Solar asset-backed notes, net of current portion	298,032	304,393
Long-term deferred tax liability	14,938	13,194
Financing obligation, net of current portion	69,107	73,379
Deferred U.S. Treasury grant income, net of current portion	389,803	397,486
Other liabilities and deferred credits	398,648	244,474
Total liabilities(1)	4,220,761	3,243,839
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests in subsidiaries	285,081	186,788
Stockholders' equity:
Common stock, $0.0001 par value - authorized, 1,000,000 shares as of June 30, 2015 and December 31, 2014; issued and outstanding, 97,197 and 96,521 shares as of June 30, 2015 and December 31, 2014, respectively	10	10
Additional paid-in capital	1,061,254	1,003,992
Accumulated deficit	(302,245)	(258,360)
Total stockholders' equity	759,019	745,642
Noncontrolling interests in subsidiaries	439,831	409,942
Total equity	1,198,850	1,155,584
Total liabilities and equity	$5,704,692	$4,586,211

(1)

SolarCity Corporation’s, or the Company’s, consolidated assets as of June 30, 2015 and December 31, 2014 include $2,218,479 and $1,672,370, respectively, being assets of variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs. These assets include solar energy systems, leased and to be leased-net, of $2,106,995 and $1,581,459 as of June 30, 2015 and December 31, 2014, respectively; property, plant and equipment-net, of $23,610 and $24,286 as of June 30, 2015 and December 31, 2014, respectively; cash and cash equivalents of $47,431 and $27,820 as of June 30, 2015 and December 31, 2014, respectively; inventory, of $1,181 and $614 as of June 30, 2015 and December 31, 2014, respectively; restricted cash, current, of $557 and $106 as of June 30, 2015 and December 31, 2014, respectively; accounts receivable, net, of $16,342 and $6,769 as of June 30, 2015 and December 31, 2014, respectively; prepaid expenses and other current assets of $1,757 and $1,839 as of June 30, 2015 and December 31, 2014, respectively; rebates receivable of $13,884 and $25,397 as of June 30, 2015 and December 31, 2014, respectively; restricted cash, noncurrent, of $254 and $300 as of June 30, 2015 and December 31, 2014, respectively; and other assets of $6,468 and $3,780 as of June 30, 2015 and December 31, 2014, respectively. The Company’s consolidated liabilities as of June 30, 2015 and December 31, 2014 include $26,097 and $27,808, respectively, being liabilities of VIEs whose creditors have no recourse to the Company. These liabilities include distributions payable to noncontrolling interests in subsidiaries and redeemable noncontrolling interests in subsidiaries of $16,944 and $8,552 as of June 30, 2015 and December 31, 2014, respectively; accounts payable of $2,708 and $2,748 as of June 30, 2015 and December 31, 2014, respectively; customer deposits of $3,785 and $6,405 as of June 30, 2015 and December 31, 2014, respectively; accrued liabilities and other payables of $2,660 and $969 as of June 30, 2015 and December 31, 2014, respectively; and current portion of long-term debt of $0 and $9,134 as of June 30, 2015 and December 31, 2014, respectively.

See further description in Note 6, VIE Arrangements.

See accompanying notes.

SolarCity Corporation

Condensed Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Operating leases and solar energy systems incentives	$78,283	$43,181	$133,054	$72,253
Solar energy systems and components sales	24,520	18,153	37,228	52,627
Total revenue	102,803	61,334	170,282	124,880
Cost of revenue:
Operating leases and solar energy systems incentives	37,392	20,826	69,652	36,805
Solar energy systems and components sales	22,087	17,635	35,547	50,417
Total cost of revenue	59,479	38,461	105,199	87,222
Gross profit	43,324	22,873	65,083	37,658
Operating expenses:
Sales and marketing	113,160	55,771	199,831	102,621
General and administrative	50,211	38,387	98,865	71,398
Research and development	12,401	3,000	24,521	4,923
Total operating expenses	175,772	97,158	323,217	178,942
Loss from operations	(132,448)	(74,285)	(258,134)	(141,284)
Interest expense - net	20,497	12,892	39,018	20,871
Other expense - net	2,768	1,307	4,872	1,332
Loss before income taxes	(155,713)	(88,484)	(302,024)	(163,487)
Income tax (provision) benefit	(20)	24	(646)	(191)
Net loss	(155,733)	(88,460)	(302,670)	(163,678)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(133,373)	(40,808)	(258,785)	(91,963)
Net loss attributable to stockholders	$(22,360)	$(47,652)	$(43,885)	$(71,715)
Net loss attributable to common stockholders
Basic	$(22,360)	$(47,652)	$(43,885)	$(71,715)
Diluted	$(22,360)	$(47,652)	$(43,885)	$(71,715)
Net loss per share attributable to common stockholders
Basic	$(0.23)	$(0.52)	$(0.45)	$(0.78)
Diluted	$(0.23)	$(0.52)	$(0.45)	$(0.78)
Weighted-average shares used to compute net loss per share attributable to common stockholders
Basic	97,013,499	92,251,767	96,845,827	91,833,936
Diluted	97,013,499	92,251,767	96,845,827	91,833,936

See accompanying notes.

SolarCity Corporation

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities:
Net loss	$(302,670)	$(163,678)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of property, plant and equipment and construction in progress	129	1,227
Depreciation and amortization	74,420	39,982
Non cash interest and other expense	7,533	5,807
Stock-based compensation, net of amounts capitalized	36,132	28,891
Deferred income taxes	6	7
Non-cash reduction in financing obligation	(23,449)	(23,041)
Changes in operating assets and liabilities:
Restricted cash	5,499	(4,878)
Accounts receivable	(11,525)	743
Rebates receivable	9,638	(4,688)
Inventories	(62,329)	(32,498)
Prepaid expenses and other current assets	(15,766)	(16,732)
MyPower deferred costs	(94,203)	—
Other assets	(18,887)	(5,201)
Accounts payable	39,787	20,289
Accrued and other liabilities	41,017	(7,512)
Customer deposits	(5,279)	(1,661)
Deferred revenue	8,031	103,149
Net cash used in operating activities	(311,916)	(59,794)
Investing activities:
Payments for the cost of solar energy systems, leased and to be leased	(665,079)	(450,296)
Purchase of property, plant and equipment	(102,065)	(7,610)
Investment in promissory notes receivable and other advances	—	(11,000)
Purchases of short-term investments	(44,592)	—
Proceeds from sales and maturities of short-term investments	114,642	—
Payments to acquire redeemable noncontrolling interest in a subsidiary	—	(450)
Net cash used in investing activities	(697,094)	(469,356)

	Six Months Ended June 30,
	2015	2014
Financing activities:
Investment fund financings, bank and other borrowings:
Borrowings under long-term debt	456,108	198,935
Repayments of long-term debt	(134,613)	(52,289)
Proceeds from issuance of solar bonds	32,494	—
Proceeds from issuance of solar bonds issued to related parties	165,010	—
Proceeds from issuance of solar asset-backed notes	—	67,435
Repayments of borrowings under solar asset-backed notes	(7,355)	(2,187)
Payment of deferred purchase consideration	(2,498)	(957)
Proceeds from financing obligation	20,481	19,001
Repayments of financing obligation	(5,023)	(6,557)
Repayment of capital lease obligations	(1,357)	(382)
Proceeds from investment by noncontrolling interests and redeemable noncontrolling interests in subsidiaries	428,934	216,096
Distributions paid to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	(33,575)	(90,533)
Proceeds from U.S. Treasury grants	—	360
Net cash provided by financing activities before equity and convertible notes issuances	918,606	348,922
Equity issuances:
Proceeds from exercise of stock options	7,441	8,409
Net cash provided by equity issuances	7,441	8,409
Net cash provided by financing activities	926,047	357,331
Net decrease in cash and cash equivalents	(82,963)	(171,819)
Cash and cash equivalents, beginning of period	504,383	577,080
Cash and cash equivalents, end of period	$421,420	$405,261
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$22,193	$9,589
Cash paid (received) during the period for taxes	$137	$1,881

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

The Company and its subsidiaries’ fiscal quarters and years are the same as calendar quarters and years except for one subsidiary, Silevo, LLC, or Silevo, which continues to have fiscal quarters based on 13-week periods and fiscal years based on 52-week periods. Silevo’s second fiscal quarter of 2015 began on March 29, 2015 and ended on June 27, 2015, and this timing difference and the related activity did not materially impact the condensed consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Use of Estimates

The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Management regularly makes significant estimates and assumptions regarding the selling price of undelivered elements for revenue recognition purposes, the collectability of accounts and rebates receivable, the valuation of inventories, the labor costs for long-term contracts used as a basis for determining the percentage of completion for such contracts, the fair values and residual values of solar energy systems subject to leases, the accounting for business combinations, the fair values and useful lives of acquired tangible and intangible assets, the fair value of debt assumed under business combinations, the fair value of contingent consideration payable under business combinations, the fair value of short-term investments, the useful lives of solar energy systems, property, plant and equipment, the determination of accrued warranty, the determination of accrued liability for solar energy systems performance guarantees, the determination of lease pass-through financing obligations, the discount rates used to determine the fair values of investment tax credits, the valuation of stock-based compensation, the determination of valuation allowances associated with deferred tax assets, asset impairment, the valuation of build-to-suit lease assets and other items. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ materially from those estimates.

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

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

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

As of June 30, 2015, short-term investments were comprised of $60.8 million of corporate debt securities and $6.9 million of asset-backed securities. The costs of these securities approximated their fair values, and there were no material gross realized or unrealized gains, gross realized or unrealized losses or impairment losses recognized for the three and six months ended June 30, 2015. As of June 30, 2015, all short-term investments were scheduled to mature within the next twelve months.

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

As of June 30, 2015, the Company’s assets and liabilities carried at fair value on a recurring basis included cash equivalents, short-term investments and contingent consideration, as follows (in thousands):

	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$32,651	$—	$—
Short-term investments:
Corporate debt securities	$—	$60,759	$—
Asset-backed securities	$—	$6,906	$—
Liabilities:
Contingent consideration	$—	$—	$120,133

The Company classified its money market funds within Level 1 because their fair values are based on their quoted market prices. The Company classified its corporate debt securities and asset-backed securities within Level 2 because their fair values are determined using alternative pricing sources or models that utilized market observable inputs to determine their fair values. The Company classified its contingent consideration within Level 3 because their fair values are determined using unobservable probability estimates and unobservable estimated discount rates applicable to the acquisition to determine the fair value. During the six months ended June 30, 2015, there were no transfers between the levels of the fair value hierarchy.

The contingent consideration is dependent on the achievement of specified production milestones for the acquired business. The fair value of the contingent consideration is directly proportional to the estimated probabilities of achievement of these milestones. As of June 30, 2015, the estimated probabilities ranged from 90% to 95%, the estimated discount rates ranged from 5.0% to 7.0%, $42.5 million was included under accrued and other current liabilities on the condensed consolidated balance sheets and $77.6 million was included under other liabilities and deferred credits on the condensed consolidated balance sheets.

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

The following table summarizes the activity of the Level 3 contingent consideration balance in the six months ended June 30, 2015 (in thousands):

Balance - beginning of the period	$117,197
Change in fair value recorded in other expense - net	2,936
Balance - end of the period	$120,133

The Company’s financial instruments that are not re-measured at fair value include accounts receivable, customer notes receivable, rebates receivable, accounts payable, customer deposits, distributions payable to noncontrolling interests and redeemable noncontrolling interests, the participation interest, solar asset-backed notes, convertible senior notes, Solar Bonds and long-term debt. The carrying values of these financial instruments other than customer notes receivable, the participation interest, solar asset-backed notes, convertible senior notes, Solar Bonds and long-term debt approximated their fair values due to the fact that they were short-term in nature at June 30, 2015 and December 31, 2014 (Level 1).

The Company estimates the fair value of convertible senior notes based on their last actively traded prices (Level 1). The Company estimates the fair value of customer notes receivable, the participation interest, solar asset-backed notes, Solar Bonds and long-term debt based on rates currently offered for instruments with similar maturities and terms (Level 3).

The following table presents the estimated fair values and the carrying values of the participation interest, solar asset-backed notes and convertible senior notes (in thousands):

	June 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Participation interest	$15,760	$14,387	$15,556	$14,102
Solar asset-backed notes	$310,624	$321,127	$317,967	$328,313
Convertible senior notes	$796,000	$781,875	$796,000	$752,176

The Company has estimated the fair values of customer notes receivable, Solar Bonds and long-term debt to approximate their carrying values based on rates currently offered for instruments with similar maturities and terms.

Customer Notes Receivable

In determining the allowance and credit quality for customer loans under MyPower, the Company identifies significant customers with known disputes or collection issues and also considers its historical level of credit losses and current economic trends that might impact the level of future credit losses. Customer notes receivable that are individually impaired are charged-off as a write-off of allowance for losses. As of June 30, 2015, there were no significant customers with known disputes or collection issues, and the amount of potentially uncollectible amounts was also insignificant. Accordingly, the Company did not establish an allowance for losses against customer notes receivable. In addition, there were no material non-accrual or past due customer notes receivable as of June 30, 2015.

Deferred Revenue and Deferred Costs under MyPower Contracts

For solar energy systems sold under a MyPower contract, the Company has determined that the arrangement consideration may not currently be fixed or determinable. In making this determination, the Company considered (i) the MyPower arrangement is unique and the Company does not have company-specific or market history for similar financing arrangements with similar asset classes over an extended term; (ii) customer preferences and satisfaction during the life of these long-term contracts, including as a result of technological advances in solar energy systems over time, may change, and the Company may be incented to offer future inducements or concessions to ensure customers remain satisfied during the life of these long-term contracts; and (iii) possible future decreases in the retail prices of electricity from utilities or from other renewable energy sources that may make the purchase of the solar energy systems less economically attractive and may cause the Company to amend the terms of its contracts to ensure continued performance and remain competitive. Accordingly, the Company initially defers the revenue associated with the sale of a solar energy system under a MyPower contract when it delivers the system that has passed inspection by the utility or the authority having jurisdiction. In instances where there are multiple deliverables in a single MyPower contract, the Company allocates the arrangement consideration to the various elements in the contract based on the relative selling price method. Then, the Company recognizes revenue for the system over the term of the contract as the customer pays the loan’s principal and interest. The deferred revenue is included in the condensed consolidated balance sheets under the current portion of deferred revenue for the portion expected to be recognized as revenue in the

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

next 12 months, and the non-current portion is included under deferred revenue, net of current portion. The Company records a note receivable when the customer secures the loan from a subsidiary of the Company to finance the purchase.

MyPower deferred revenue activity was as follows (in thousands):

As of and for the
Six Months Ended
June 30,
2015
Balance - beginning of the period	$33,651
MyPower systems delivered under executed contracts	196,825
MyPower revenue recognized within solar energy systems and components sales	(8,597)
Balance - end of the period	$221,879

Of the balance outstanding as of June 30, 2015, $3.7 million is included in the condensed consolidated balance sheet under current portion of deferred revenue. The balances in the table above do not include $18.0 million allocated to remote monitoring service revenue and $3.5 million allocated to accrued sales taxes.

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

As of and for the
Six Months Ended
June 30,
2015
Balance - beginning of the period	$13,571
MyPower systems delivered under executed contracts(1)	98,526
Recognized in cost of revenue within solar energy systems and components sales	(3,711)
Recognized in operating expenses	(107)
Balance - end of the period	$108,279

(1)	Included in MyPower systems delivered under executed contracts was $13.3 million of MyPower contract origination costs incurred in the six months ended June 30, 2015.

Of the balance outstanding as of June 30, 2015, $1.7 million is included in the condensed consolidated balance sheet under prepaid and current assets.

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

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

The changes in the accrued warranty balance, recorded as a component of accrued and other current liabilities on the condensed consolidated balance sheets, consisted of the following (in thousands):

As of and for the
Six Months Ended
June 30,
2015
Balance - beginning of the period	$8,607
Reduction in liability (payments)	(122)
Increase in liability (new customer warranties)	12,284
Balance - end of the period	$20,769

Solar Energy Systems Performance Guarantees

The Company guarantees certain specified minimum solar energy production output for certain systems leased or sold to customers generally for a term up to 30 years. The Company monitors the solar energy systems to ensure that these outputs are being achieved. The Company evaluates if any amounts are due to its customers and makes any payments periodically as specified in the customer contracts. As of June 30, 2015 and December 31, 2014, the Company had recorded liabilities of $2.1 million and $1.6 million, respectively, under accrued and other current liabilities in the condensed consolidated balance sheets, relating to these guarantees based on the Company’s assessment of its current exposure.

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

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

Recently Issued Accounting Standards

In May 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers, to replace the existing revenue recognition criteria for contracts with customers and to establish the disclosure requirements for revenue from contracts with customers. The ASU was originally effective for interim and annual periods beginning after December 15, 2016. However, in July 2015, the FASB voted to defer the effective date by one year, with early adoption still permitted. Adoption of the ASU is either retrospective to each prior period presented or retrospective with a cumulative adjustment to retained earnings or accumulated deficit as of the adoption date. The Company is currently assessing the impact of the ASU and the revised adoption date on its condensed consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, to require debt issuance costs to be presented as an offset against debt outstanding as opposed to an asset. The ASU is effective for interim and annual periods beginning after December 15, 2015. Adoption of the ASU is retrospective to each prior period presented. Upon adoption of the ASU, the Company will offset its debt issuance costs, which were $29.7 million as of June 30, 2015, against debt outstanding.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, to specify that inventory should be subsequently measured at the lower of cost or net realizable value, which is the ordinary selling price less any completion, transportation and disposal costs. However, the ASU does not apply to inventory measured using the last-in-first-out or retail methods. The ASU is effective for interim and annual periods beginning after December 15, 2016. Adoption of the ASU is prospective. The Company does not anticipate that the adoption of the ASU will have a material impact on its condensed consolidated financial statements.

3. Goodwill and Intangible Assets

There were no material changes recorded in the six months ended June 30, 2015 related to the amounts reported in the Company’s Form 10-K for the year ended December 31, 2014, except for the periodic amortization of the intangible assets.

Intangible Assets

The following is a summary of intangible assets as of June 30, 2015 (in thousands):

	Weighted-
	average
	useful life		Accumulated
	(in years)	Gross	amortization	Net
Developed technology - Silevo	10	$115,000	$(8,846)	$106,154
Developed technology - Zep Solar	7	60,100	(13,363)	46,737
Trademarks and trade names	7	24,700	(5,492)	19,208
Marketing database	5	17,427	(6,341)	11,086
PowerSaver agreement	10	17,077	(3,107)	13,970
Non-compete agreement	5	6,959	(2,532)	4,427
Other	6	10,028	(4,147)	5,881
Total	8.33	$251,291	$(43,828)	$207,463

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

Amortization expense for the identifiable purchased intangible assets for the six months ended June 30, 2015 and 2014 was allocated as follows (in thousands):

	Six Months Ended June 30,
	2015	2014
Included in operating leases and solar energy incentives cost of revenue	$8,546	$2,912
Included in solar energy systems and components sales cost of revenue	1,780	2,076
Total included in cost of revenue	10,326	4,988
Included in sales and marketing	5,848	5,848
Total amortization expense	$16,174	$10,836

No intangible assets were impaired during the six months ended June 30, 2015.

The total future amortization expense for intangible assets is expected to be (in thousands):

	Cost of Revenue	Operating Expense	Total
Six months ending December 31, 2015	$10,327	$5,848	$16,175
2016	20,643	11,203	31,846
2017	20,486	10,153	30,639
2018	20,486	8,582	29,068
2019	20,486	5,236	25,722
Thereafter	64,398	9,615	74,013
Total	$156,826	$50,637	$207,463

Goodwill

The carrying value of goodwill as of June 30, 2015 and December 31, 2014 was $315.9 million.

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

4. Selected Balance Sheet Components

Selected components of the condensed consolidated balance sheets were as follows (in thousands):

	June 30, 2015	December 31, 2014
Inventories:
Raw materials	$273,159	$209,251
Work in progress	6,630	7,972
Total	$279,789	$217,223

Solar Energy Systems, Leased and To Be Leased - Net:
Solar energy systems leased to customers	$2,947,005	$2,388,548
Initial direct costs related to solar energy systems leased to customers	276,221	207,537
	3,223,226	2,596,085
Less accumulated depreciation and amortization	(210,778)	(159,160)
	3,012,448	2,436,925
Solar energy systems under construction	173,449	131,048
Solar energy systems to be leased to customers	235,273	228,823
Solar energy systems, leased and to be leased - net(1)(2)	$3,421,170	$2,796,796

Accrued and Other Current Liabilities:
Accrued compensation	$72,110	$50,414
Current portion of contingent consideration	42,530	41,978
Accrued expenses	61,787	34,298
Accrued sales and use taxes	6,127	10,438
Accrued warranty	20,769	8,607
Current portion of capital lease obligation	6,122	3,430
Current portion of deferred gain on sale-leaseback transactions	3,243	3,243
Total	$212,688	$152,408

Other Liabilities and Deferred Credits:
Deferred gain on sale-leaseback transactions, net of current portion	$53,168	$54,790
Build-to-suit lease liability	158,700	26,450
Deferred rent expense	13,955	4,838
Capital lease obligation, net of current portion	31,322	27,791
Liability for receipts from investors	7,224	3,213
Contingent consideration, net of current portion	77,603	75,219
Participation interest	15,760	15,556
Other noncurrent liabilities	40,916	36,617
Total	$398,648	$244,474

(1)

Included in solar energy systems leased to customers as of June 30, 2015 and December 31, 2014 was $66.4 million related to capital leased assets with an accumulated depreciation of $9.3 million and $7.9 million, respectively.

(2)

Included in solar energy systems leased to customers as of June 30, 2015 and December 31, 2014 was $4.6 million and $3.5 million, respectively, related to energy storage systems with an accumulated depreciation of $0.3 million and $0.1 million, respectively.

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

5. Indebtedness

The following is a summary of the Company’s debt as of June 30, 2015 (dollars in thousands):

	Unpaid			Unused
	Principal	Carrying Value, Net of Fees		Borrowing
	Balance	Current	Long-Term	Capacity	Interest Rate	Maturity Dates
Recourse debt:
Revolving credit facility	$215,000	$—	$211,437	$25,320	3.4%-5.5%	December 2016
Vehicle loans	8,313	2,512	5,801	—	2.9%-7.0%	April 2015 - June 2019
2.75% convertible senior notes due in 2018	230,000	—	230,000	—	2.8%	November 2018
1.625% convertible senior notes due in 2019	566,000	—	566,000	—	1.6%	November 2019
Solar Bonds	36,187	7,502	28,509	—	1.6%-5.8%	October 2015 - June 2030
Solar Bonds issued to related parties	165,540	165,340	200	—	2.0%-4.0%	October 2015 - October 2021
Total recourse debt	1,221,040	175,354	1,041,947	25,320
Non-recourse debt:
Term loan due in May 2016	34,622	33,094	—	—	3.2%	May 2016
Term loan due in December 2016	184,451	—	181,758	65,549	3.4%	December 2016
MyPower revolving credit facility	13,576	—	10,939	186,424	2.8%-5.3%	January 2017
Solar asset-backed revolving credit facility	187,015	—	178,328	312,985	2.9%	December 2017
Solar Asset-backed Notes, Series 2013-1	48,091	3,374	44,717	—	4.8%	November 2038
Solar Asset-backed Notes, Series 2014-1	66,276	2,863	63,413	—	4.6%	April 2044
Solar Asset-backed Notes, Series 2014-2	196,966	6,355	189,902	—	4.0%-Class A 5.4%-Class B	July 2044
Total non-recourse debt	730,997	45,686	669,057	564,958
Total debt	$1,952,037	$221,040	$1,711,004	$590,278

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

The following is a summary of the Company’s debt as of December 31, 2014 (dollars in thousands):

	Unpaid			Unused
	Principal	Carrying Value, Net of Fees		Borrowing
	Balance	Current	Long-Term	Capacity	Interest Rate	Maturity Date
Recourse debt:
Revolving credit facility	$130,000	$—	$126,939	$54,935	3.4%	December 2016
Vehicle loans	9,724	2,647	7,077	—	1.9%-7.5%	March 2015 - June 2019
2.75% convertible senior notes due in 2018	230,000	—	230,000	—	2.8%	November 2018
1.625% convertible senior notes due in 2019	566,000	—	566,000	—	1.6%	November 2019
Solar Bonds	3,413	820	2,593	—	2.0%-4.0%	October 2015 - October 2021
Solar Bonds issued to related parties	530	330	200	—	2.0%-4.0%	October 2015 - October 2021
Total recourse debt	939,667	3,797	932,809	54,935
Non-recourse debt:
Term loan assumed from Silevo acquisition	9,134	9,134	—	—	7.8%	June 2015
Term loan due in May 2016	34,195	—	33,497	90,805	3.2%	May 2016
Term loan due in December 2016	122,655	—	120,108	127,345	3.4%-3.5%	December 2016
Solar Asset-backed Notes, Series 2013-1	49,519	3,291	46,228	—	4.8%	November 2038
Solar Asset-backed Notes, Series 2014-1	67,676	2,779	64,897	—	4.6%	April 2044
Solar Asset-backed Notes, Series 2014-2	201,494	7,504	193,268	—	4.0%-Class A 5.4%-Class B	July 2044
Total non-recourse debt	484,673	22,708	457,998	218,150
Total debt	$1,424,340	$26,505	$1,390,807	$273,085

Recourse debt refers to debt that is recourse to the Company’s general assets. Non-recourse debt refers to debt that is recourse to only specified assets or subsidiaries of the Company. The Company’s debt is described further below.

Recourse Debt Facilities:

Revolving Credit Facility

In September 2012, the Company entered into a revolving credit agreement with a syndicate of banks to obtain funding for working capital, letters of credit and funding for general corporate needs. The committed amount under the revolving credit facility was increased from $75.0 million to $200.0 million in 2013. On June 29, 2015, the committed amount under the revolving credit facility was further increased to $260.0 million. Borrowed funds bear interest, at the Company’s option, at an annual rate of (a) 3.25% plus LIBOR or (b) 2.25% plus the highest of (i) the federal funds rate plus 0.50%, (ii) Bank of America’s published “prime rate” or (iii) LIBOR plus 1.00%. The fee for undrawn commitments is 0.375% per annum. The revolving credit facility is secured by certain of the Company’s machinery and equipment, accounts receivable, inventory and other assets. In each of June, July, September, October and December 2014 and June 2015, the revolving credit facility was amended to increase certain debt covenant thresholds, including those related to permitted investment amounts and capital expenditures by the Company, to make certain changes in connection with the Company’s acquisition of Silevo and to make certain changes in connection with the issuance and payment of certain loans and debt, among other things. The Company was in compliance with all financial covenants as of June 30, 2015.

Vehicle Loans

The Company has entered into various vehicle loan agreements with various financial institutions. The vehicle loans are secured by the vehicles financed. The Company was in compliance with all financial covenants as of June 30, 2015.

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

Each $1,000 of principal of the convertible senior notes is initially convertible into 16.2165 shares of the Company’s common stock, which is equivalent to an initial conversion price of $61.67 per share, subject to adjustment upon the occurrence of specified events set forth in the applicable indenture. Holders of the convertible senior notes may convert their convertible senior notes at their option at any time up to and including the second scheduled trading day prior to maturity. If certain events that would constitute a make-whole fundamental change under the applicable indenture occur prior to the maturity date, the Company would increase the conversion rate for a holder who elects to convert its convertible senior notes in connection with such an event in certain circumstances. The convertible senior note holders may require the Company to repurchase their convertible senior notes for cash only under certain defined fundamental changes. The Company was in compliance with all financial covenants as of June 30, 2015.

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

Each $1,000 of principal of the convertible senior notes is initially convertible into 11.972 shares of the Company’s common stock, which is equivalent to an initial conversion price of $83.53 per share, subject to adjustment upon the occurrence of specified events set forth in the applicable indenture. Holders of the convertible senior notes may convert their convertible senior notes at their option at any time up to and including the second scheduled trading day prior to maturity. If certain events that would constitute a make-whole fundamental change under the applicable indenture occur prior to the maturity date, the Company would increase the conversion rate for a holder who elects to convert its convertible senior notes in connection with such an event in certain circumstances. The convertible senior note holders may require the Company to repurchase their convertible senior notes for cash only under certain defined fundamental changes. The Company was in compliance with all financial covenants as of June 30, 2015.

In connection with the issuance of the convertible senior notes in September 2014, the Company paid $57.6 million to enter into capped call option agreements to reduce the potential dilution to holders of the Company’s common stock after a conversion of the convertible senior notes. In connection with the additional issuance of the convertible senior notes on October 10, 2014, the Company paid $7.6 million to enter into additional capped call option agreements. Specifically, upon the exercise of the capped call options, the Company would receive shares of its common stock equal to 6,776,152 shares multiplied by (a) (i) the lower of $126.08 or the then market price of its common stock less (ii) $83.53 and divided by (b) the then market price of its common stock. The results of this formula are that the Company would receive more shares as the market price of its common stock exceeds $83.53 and approaches $126.08, but the Company would receive fewer shares as the market price of its common stock exceeds $126.08. Consequently, if the convertible senior notes are converted, then the number of shares to be issued by the Company would be effectively partially offset by the shares received by the Company under the capped call options as they are exercised.

          The Company can also elect to receive the equivalent value of cash in lieu of shares. The capped call options expire on various dates ranging from September 4, 2019 to October 29, 2019, and the formula above would be adjusted in the event of a merger; a tender offer; nationalization, insolvency or delisting of the Company’s common stock; changes in law; failure to deliver; insolvency filing; stock splits, combinations, dividends, repurchases or similar events; or an announcement of certain of the preceding actions. Although intended to reduce the net number of shares issued after a conversion of the convertible senior notes, the capped call options were separately negotiated transactions, are not a part of the terms of the convertible senior notes, do not affect the rights of the convertible senior note holders and will take effect regardless of whether the convertible senior notes are actually converted. The capped call options met the criteria for equity classification because they are indexed to the Company’s common stock and the Company always controls whether settlement will be in shares or cash. As a result, the amounts paid for the capped call options were recorded as reductions to additional paid-in capital. The capped call options are excluded from the calculation of diluted net income (loss) per share attributable to common stockholders as their effect is antidilutive.

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

Solar Bonds

In October 2014, the Company commenced issuing Solar Bonds, which are senior unsecured obligations that are structurally subordinate to the indebtedness and other liabilities of the Company’s subsidiaries. Solar Bonds have been issued under multiple series that have various fixed terms and interest rates. The Company intends to continue to issue Solar Bonds from time to time depending on market conditions. In March 2015, Space Exploration Technologies Corporation, or SpaceX, purchased $90.0 million in aggregate principal amount of 2.00% Solar Bonds due in March 2016. In June 2015, SpaceX purchased an additional $75.0 million in aggregate principal amount of 2.00% Solar Bonds due in June 2016. SpaceX is considered a related party (see Note 12, Related Party Transactions). The Company was in compliance with all debt covenants as of June 30, 2015.

Non-Recourse Debt Facilities:

Term Loan Assumed From Silevo Acquisition

Through the Silevo acquisition, the Company assumed a pre-existing term loan with an outstanding principal balance of $9.1 million. The term loan bore interest at a fixed rate of 7.8% per annum and was denominated in the Chinese Yuan. The term loan was a liability of a subsidiary of Silevo only and was non-recourse to the Company or its other subsidiaries. In June 2015, the Company fully paid-off the term loan.

Term Loan Due in September 2015

In March 2015, a subsidiary of the Company entered into an agreement with a bank for a term loan of $79.0 million. The term loan bore interest, at the Company’s option, at an annual rate of (a) 3.50% plus LIBOR or (b) 3.50% plus the highest of (i) the Federal Funds Rate plus 0.50%, (ii) Bank of America’s published “prime rate” or (iii) LIBOR plus 1.00%. The term loan was secured by certain assets and cash flows of certain subsidiaries of the Company and was non-recourse to the Company’s other assets or cash flows. On May 4, 2015, the Company fully paid-off the term loan using a portion of the proceeds from the solar asset-backed revolving credit facility (see below).

Term Loan Due in May 2016

On May 23, 2014, a subsidiary of the Company entered into an agreement with a syndicate of banks for a term loan of $125.0 million. The term loan bears interest at an annual rate of 3.00% to 4.00%, depending on the cumulative period the term loan has been outstanding, plus LIBOR or, at the Company’s option, plus the highest of (i) the Federal Funds Rate plus 0.50%, (ii) Bank of America’s published “prime rate” or (iii) LIBOR plus 1.00%. The term loan is secured by certain assets and cash flows of the subsidiary and is non-recourse to the Company’s other assets or cash flows. The Company was in compliance with all financial covenants as of June 30, 2015.

Term Loan Due in December 2016

On February 4, 2014, a subsidiary of the Company entered into an agreement with a syndicate of banks for a term loan of $100.0 million. On February 20, 2014, the agreement was amended to increase the maximum term loan availability to $220.0 million. On March 20, 2014, the agreement was further amended to increase the maximum term loan availability to $250.0 million. The term loan bears interest at an annual rate of LIBOR plus 3.25% or, at the Company’s option, 3.25% plus the highest of (i) the Federal Funds Rate plus 0.50%, (ii) Bank of America’s published “prime rate” or (iii) LIBOR plus 1.00%. The term loan is secured by the assets and cash flows of the subsidiary and is non-recourse to the Company’s other assets. The Company was in compliance with all financial covenants as of June 30, 2015.

MyPower Revolving Credit Facility

On January 9, 2015, a subsidiary of the Company entered into a $200.0 million revolving credit agreement with a syndicate of banks to obtain funding for the MyPower customer loan program. The MyPower revolving credit facility provides up to $160.0 million of Class A notes and up to $40.0 million of Class B notes. The Class A notes bear interest at an annual rate of 2.50% plus (a) the commercial paper rate or (b) 1.50% plus adjusted LIBOR. The Class B notes bear interest at an annual rate of 5.00% plus LIBOR. The fee for undrawn commitments is 0.50% per annum. The MyPower revolving credit facility is secured by the payments owed to the Company or its subsidiaries under MyPower customer loans and is non-recourse to the Company’s other assets. The Company was in compliance with all financial covenants as of June 30, 2015.

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

The Company has entered into forward interest rate swaps, in order to fix the variable interest rate, for each draw under the MyPower revolving credit facility. The Company accounts for the interest rate swaps as non-hedging derivatives, whose value was immaterial as of June 30, 2015.

Solar Asset-backed Revolving Credit Facility

On May 4, 2015, a subsidiary of the Company entered into an agreement with a syndicate of banks for a revolving credit facility with a total committed amount of $500.0 million. On the same date, the subsidiary drew $113.1 million under the revolving credit facility and used a portion of the proceeds to fully pay-off the term loan due in September 2015 (see above). The revolving credit facility bears interest at an annual rate of 2.75% plus, at the Company’s option, LIBOR or the commercial paper rate. The revolving credit facility is secured by certain assets and cash flows of certain subsidiaries of the Company and is non-recourse to the Company’s other assets. The Company was in compliance with all financial covenants as of June 30, 2015.

The Company has entered into forward interest rate swaps, in order to fix the variable interest rate, for each draw under the revolving credit facility. The Company accounts for the interest rate swaps as non-hedging derivatives, whose value was immaterial as of June 30, 2015.

Solar Asset-backed Notes, Series 2013-1

In November 2013, the Company pooled and transferred qualifying solar energy systems and the associated customer contracts into a special purpose entity, or SPE, and issued $54.4 million in aggregate principal of Solar Asset-backed Notes, Series 2013-1, backed by these solar assets to certain investors. The SPE is wholly owned by the Company and is consolidated in the Company’s financial statements. Accordingly, the Company did not recognize a gain or loss on the transfer of these solar assets. As of June 30, 2015, these solar assets had a carrying value of $141.2 million and are included under solar energy systems, leased and to be leased — net, in the condensed consolidated balance sheets. The Solar Asset-backed Notes were issued at a discount of 0.05%. The cash flows generated by these solar assets are used to service the monthly principal and interest payments on the Solar Asset-backed Notes and satisfy the SPE’s expenses, and any remaining cash is distributed to a wholly owned subsidiary of the Company. The Company recognizes revenue earned from the associated customer contracts in accordance with the Company’s revenue recognition policy. The assets and cash flows generated by the qualifying solar energy systems are not available to the other creditors of the Company, and the creditors of the SPE, including the Solar Asset-backed Note holders, have no recourse to the Company’s other assets. The Company contracted with the SPE to provide operations and maintenance and administrative services for the qualifying solar energy systems. The Company was in compliance with all financial covenants as of June 30, 2015.

Solar Asset-backed Notes, 2014-1

In April 2014, the Company pooled and transferred qualifying solar energy systems and the associated customer contracts into a SPE and issued $70.2 million in aggregate principal of Solar Asset-backed Notes, Series 2014-1, backed by these solar assets to certain investors. The SPE is wholly owned by the Company and is consolidated in the Company’s financial statements. Accordingly, the Company did not recognize a gain or loss on the transfer of these solar assets. As of June 30, 2015, these solar assets had a carrying value of $132.0 million and are included under solar energy systems, leased and to be leased — net, in the condensed consolidated balance sheets. The Solar Asset-backed Notes were issued at a discount of 0.01%. The cash flows generated by these solar assets are used to service the monthly principal and interest payments on the Solar Asset-backed Notes and satisfy the SPE’s expenses, and any remaining cash is distributed to a wholly owned subsidiary of the Company. The Company recognizes revenue earned from the associated customer contracts in accordance with the Company’s revenue recognition policy. The assets and cash flows generated by the qualifying solar energy systems are not available to the other creditors of the Company, and the creditors of the SPE, including the Solar Asset-backed Note holders, have no recourse to the Company’s other assets. The Company contracted with the SPE to provide operations and maintenance and administrative services for the qualifying solar energy systems. The Company was in compliance with all financial covenants as of June 30, 2015.

Solar Asset-backed Notes, Series 2014-2

In July 2014, the Company pooled and transferred qualifying solar energy systems and the associated customer contracts into a SPE and issued $160.0 million in aggregate principal of Solar Asset-backed Notes, Series 2014-2, Class A, and $41.5 million in aggregate principal of Solar Asset-backed Notes, Series 2014-2, Class B, to certain investors. The SPE is wholly owned by the Company and is consolidated in the Company’s financial statements. Accordingly, the Company did not recognize a gain or loss on the transfer of these solar assets. As of June 30, 2015, these solar assets had a carrying value of $280.6 million and are included under solar energy systems, leased and to be leased — net, in the condensed consolidated balance sheets. The Solar Asset-backed Notes were issued at a discount of 0.01%. These solar assets and the associated customer contracts are leased to an investor under a lease

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

pass-through arrangement that the Company has accounted for as a borrowing. The rent paid by the investor under the lease pass-through arrangement is used (and, following the expiration of the lease pass-through arrangement, the cash generated by these solar assets will be used) to service the monthly principal and interest payments on the Solar Asset-backed Notes and satisfy the SPE’s expenses, and any remaining cash is distributed to a wholly owned subsidiary of the Company. The Company recognizes revenue earned from the associated customer contracts in accordance with the Company’s revenue recognition policy. The assets and cash flows generated by these solar assets are not available to the other creditors of the Company, and the creditors of the SPE, including the Solar Asset-backed Note holders, have no recourse to the Company’s other assets. The Company contracted with the SPE to provide operations and maintenance and administrative services for the qualifying solar energy systems. The Company was in compliance with all financial covenants as of June 30, 2015.

6. VIE Arrangements

The Company has entered into various arrangements with investors to facilitate funding and monetization of solar energy systems. These arrangements include those described in this Note 6, VIE Arrangements, as well as those described in Note 7, Financing Obligations.

VIE Fund Arrangements

Wholly owned subsidiaries of the Company and fund investors formed and contributed cash or assets to various solar financing funds and entered into related agreements. Additionally, the Company acquired the assets of a fund through a business combination in September 2013 and assumed the related contractual arrangements. The following table shows the number of current VIE funds by classification of investor, the carrying value of solar energy systems in the funds, the total investor contributions received and undrawn investor contributions as of June 30, 2015 under these funds (in thousands, except for number of funds):

Open		Total		Carrying
		Investor	Undrawn	Value of
Investor	Number	Contributions	Investor	Solar Energy
Classification	of Funds	Received	Contributions	Systems
Financial institutions	20	$1,147,797	$240,538	$1,369,555
Corporations	6	445,654	198,751	475,816
Utilities	3	259,021	42,830	258,353
Various other investors	1	3,607	-	3,271
Total	30	$1,856,079	$482,119	$2,106,995

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

As of June 30, 2015 the Company was contractually required to make payments to a fund investor in order to ensure the investor is projected to achieve a specified minimum return annually. The amounts of any potential future payments under this guarantee are dependent on the amounts and timing of future distributions to the investor from the fund, the tax benefits that accrue to the investor from the fund’s activities and the amount and timing of the Company’s purchase of the investor’s interest in the fund or the amount and timing of the distributions to the investor upon liquidation of the fund. Due to uncertainties associated with estimating the amount

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

and timing of distributions to the investor and the possibility and timing of the liquidation of the fund, the Company is unable to determine the potential maximum future payments that it would have to make under this guarantee.

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

The Company presents the solar energy systems in the VIEs under solar energy systems, leased and to be leased – net in the condensed consolidated balance sheets. The aggregate carrying values of the VIEs’ assets and liabilities, after elimination of intercompany transactions and balances, in the condensed consolidated balance sheets were as follows (in thousands):

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$46,243	$26,419
Restricted cash	47	106
Accounts receivable - net	16,342	6,769
Rebates receivable	13,884	25,397
Prepaid expenses and other current assets	496	615
Total current assets	77,012	59,306
Restricted cash	254	300
Solar energy systems, leased and to be leased - net	2,106,995	1,581,459
Other assets	6,468	3,780
Total assets	$2,190,729	$1,644,845
Liabilities
Current liabilities:
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	$16,944	$8,552
Current portion of deferred U.S. Treasury grant income	6,501	6,502
Accrued and other current liabilities	1,270	336
Customer deposits	3,785	6,405
Current portion of deferred revenue	19,894	16,746
Total current liabilities	48,394	38,541
Deferred revenue, net of current portion	281,055	256,200
Deferred U.S. Treasury grant income, net of current portion	167,285	170,548
Other liabilities and deferred credits	17,880	10,825
Total liabilities	$514,614	$476,114

Silevo’s Joint Venture in China

The Company, through its subsidiary, Silevo, operates a joint venture, Silevo China Company Limited, or the JV, with three other Chinese legal entities, or the JV Partners, to develop, manufacture and market high performance solar cells. Silevo owns approximately 65.7% of the outstanding capital of the JV, and the rest is owned by the JV Partners. Silevo has a Manufacturing Services and Technology Licensing Agreement with the JV to acquire solar cells on a “cost-plus” basis. The JV is required to obtain Silevo’s consent to sell products to any third-party. The agreement had an initial term of one year and automatically renews for successive one-year periods.

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

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

Silevo has the right to acquire the JV Partners’ interests in the JV at any time within five years from the date of their initial capital contribution. The JV Partners have the right to sell all or part of their interests in the JV to Silevo if the JV does not meet certain conditions set out in the JV contract, which include meeting set production targets within a specified time frame. The JV did not meet some of those targets, and as such, the option is currently exercisable. The amount that the Company would pay the JV Partners upon the exercise of either option is equal to the JV Partners’ accumulated capital contributions plus interest at specified rates. As of June 30, 2015, this amount was $14.4 million. The JV is not allowed to make a profit distribution to investors prior to the full exit of JV Partners from their investments in the JV. During the quarter ended June 30, 2015, the JV Partners informed the Company of their intention to exercise the put option.

Since Silevo has been determined to be the primary beneficiary of the JV, the JV’s assets, liabilities and results of operations are included in the Company’s condensed consolidated financial statements. The JV Partners’ interests in the JV are reflected in redeemable noncontrolling interests on the condensed consolidated balance sheets. The JV Partners’ interests in the JV is recorded at fair value, which takes into account the JV Partners’ share of the JV’s enterprise value and the value of the JV Partners’ option to sell their interests in the JV to Silevo.

The aggregate carrying values of the JV’s assets and liabilities in the condensed consolidated balance sheets were as follows (in thousands):

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$1,188	$1,401
Restricted cash	510	—
Inventories	1,181	614
Prepaid expenses and other current assets	1,261	1,224
Total current assets	4,140	3,239
Property, plant and equipment - net	23,610	24,286
Total assets	$27,750	$27,525
Liabilities
Current liabilities:
Accounts payable	$2,708	$2,748
Accrued and other current liabilities	1,390	633
Current portion of long-term debt	—	9,134
Total current liabilities	4,098	12,515
Total liabilities	$4,098	$12,515

7. Financing Obligations

Lease Pass-Through Financing Obligation

In the six months ended June 30, 2015, the Company entered into a new lease pass-through fund arrangement. Under this arrangement, the Company and an investor formed a partnership whereby the Company contributes solar energy systems and the investor contributes cash to the partnership. Contemporaneously, the partnership entered into a master lease arrangement to lease the solar energy systems and the associated customer lease or power purchase agreements to the investor. The Company has concluded that the partnership is a VIE that is consolidated by the Company as the primary beneficiary. The assets and liabilities of this partnership are included under Note 6, VIE Arrangements. The partnership also makes a tax election to pass-through the investment tax credits, or ITCs, that accrue to the solar energy systems to the investor, who as the legal lessee of the property is allowed to claim the ITCs under Section 50(d)(5) of the Internal Revenue Code and the related regulations. The solar energy systems are included under solar energy systems, leased and to be leased – net, in the condensed consolidated balance sheets, and as of June 30, 2015, the net carrying value of the solar energy systems was $44.2 million.

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

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

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

The Company accounts for the residual of the payments received from the investors, net of amounts allocated to ITCs, as a borrowing by recording the proceeds received as a lease pass-through financing obligation, which would be repaid through customer payments and incentive rebates that would be received by the investors. Under this approach, the Company continues to account for the arrangement with the customers in its condensed consolidated financial statements, whether the cash generated from the customer arrangements is received by the lessor or paid directly to the investors. A portion of the amounts received by the investors from customer payments and incentive rebates associated with the leases assigned to the investors is applied to reduce the lease pass-through financing obligation, and the balance is allocated to interest expense. The incentive rebates and host customer payments are recognized into revenue consistent with the Company’s revenue recognition accounting policy. Interest is calculated on the lease pass-through financing obligation using the effective interest rate method. The effective interest rate is the interest rate that equates the present value of the cash amounts to be received by an investor over the master lease term with the present value of the cash amounts paid by the investor to the Company, adjusted for any payments made by the Company. The lease pass-through financing obligation is nonrecourse once the associated assets have been placed in service and all the customer arrangements have been assigned to the investors.

The investor is responsible for services such as warranty support, accounting, lease servicing and performance reporting, which have been outsourced to the Company under an operations and maintenance agreement.

8. Redeemable Noncontrolling Interests in Subsidiaries

Noncontrolling interests in subsidiaries that are redeemable at the option of the holder are classified as redeemable noncontrolling interests in subsidiaries between liabilities and stockholders’ equity in the condensed consolidated balance sheets. The redeemable noncontrolling interests in subsidiaries balance is determined using the hypothetical liquidation at book value method for the VIE funds or allocation of share of income or losses in other subsidiaries, subsequent to initial recognition, however, the noncontrolling interests balance cannot be less than the estimated redemption value. The activity of the redeemable noncontrolling interests in subsidiaries balance was as follows (in thousands):

Balance at December 31, 2014	$186,788
Contributions from redeemable noncontrolling interests	219,274
Net loss	(102,716)
Distributions to redeemable noncontrolling interests	(18,265)
Balance at June 30, 2015	$285,081

9. Equity

The changes in total stockholders’ equity and noncontrolling interests in subsidiaries were as follows (in thousands):

	Total	Noncontrolling
	Stockholders'	Interests in	Total
	Equity	Subsidiaries	Equity
Balance, December 31, 2014	$745,642	$409,942	$1,155,584
Contributions from noncontrolling interests	—	209,660	209,660
Stock-based compensation expense	49,821	—	49,821
Issuance of common stock upon exercise of stock options for cash	7,441	—	7,441
Net loss	(43,885)	(156,069)	(199,954)
Distributions to noncontrolling interests	—	(23,702)	(23,702)
Balance, June 30, 2015	$759,019	$439,831	$1,198,850

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

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

Effective as of June 2015, the Company revised the director compensation plan, pursuant to which non-employee directors receive an initial stock option grant to purchase 33,333 shares of common stock at the time of initial election or appointment and additional triennial stock option grants to purchase 30,000 shares of common stock, as well as an annual cash retainer of $20,000, all of which are subject to continued service on the board of directors. Such non-employee directors who serve on committees of the board of directors receive various specified additional equity awards and cash retainers.

A summary of stock option activity is as follows (in thousands, except per share amounts and terms):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value
Outstanding - December 31, 2014	13,950	$32.89	7.64	$342,293
Granted (weighted-average fair value of $39.13)	888	58.64
Exercised	(585)	12.71		24,953
Canceled	(664)	55.82
Outstanding - June 30, 2015	13,589	$34.32	7.37	$316,979
Options vested and exercisable - June 30, 2015	7,369	$17.65	6.21	$277,579
Options vested and expected to vest - June 30, 2015	12,969	$33.15	7.29	$315,619

As of June 30, 2015, approximately 31% of the non-vested stock options outstanding had a performance feature that is required to be satisfied before the option is vested and exercisable. The grant date fair market value of options that vested in the three months ended June 30, 2015 and 2014 was $15.3 million and $9.8 million, respectively, and the grant date fair market value of options that vested in the six months ended June 30, 2015 and 2014 was $39.1 million and $19.2 million, respectively.

As of June 30, 2015 and December 31, 2014, there was $187.1 million and $242.9 million, respectively, of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock options, which are expected to be recognized over the weighted-average period of 2.81 years and 2.76 years, respectively.

Under ASC 718, the Company estimates the fair value of stock options granted on each grant date using the Black-Scholes option valuation model and applies the straight-line method of expense attribution. The fair values were estimated on each grant date with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Dividend yield	0%	0%	0%	0%
Annual risk-free rate of return	1.49%	1.97%	1.51%	1.97%
Expected volatility	74.32%	84.00%	75.03%	84.60%
Expected term (years)	6.33	6.06	6.27	6.07

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

The expected volatility was calculated based on the average historical volatilities of the Company and publicly traded peer companies determined by the Company. The risk-free interest rate used was based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the stock options to be valued. The expected dividend yield was zero, as the Company does not anticipate paying a dividend within the relevant time frame. The expected term has been estimated using the simplified method allowed under ASC 718.

Restricted Stock Units

The Company began granting restricted stock units, or RSUs, to employees, directors and consultants in 2012 under the Company’s 2012 Equity Incentive Plan. A summary of RSU activity is as follows (in thousands, except per share amounts):

		Weighted-
	Restricted	Average
	Stock	Fair
	Units	Value
Outstanding - December 31, 2014	1,029	61.16
Granted	1,664	58.72
Vested	(91)	63.01
Cancelled	(153)	58.50
Outstanding - June 30, 2015	2,449	$59.60
Expected to vest - June 30, 2015	1,991	$59.55

The grant date fair value of RSUs vested was $4.1 million and $0.1 million for the three months ended June 30, 2015 and 2014, respectively, and $5.7 million and $0.2 million for the six months ended June 30, 2015 and 2014, respectively. Under ASC 718, the Company determines the fair value of RSUs granted on each grant date based on the fair value of the Company’s common stock on the grant date and applies the straight-line method of expense attribution. As of June 30, 2015 and December 31, 2014, there was $104.7 million and $55.2 million, respectively, of total unrecognized stock-based compensation expense, net of estimated forfeitures, from RSUs, which are expected to be recognized over the weighted-average period of 3.46 years and 3.30 years, respectively.

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

The amount of stock-based compensation expense recognized was $25.5 million and $21.3 million for the three months ended June 30, 2015 and 2014, respectively, and $50.0 million and $39.4 million for the six months ended June 30, 2015 and 2014, respectively.

The amount of stock-based compensation expense that has been capitalized is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Capitalized under:
Inventories	$169	$19	$169	$19
Other assets	$972	$—	$1,615	$—
Property, plant and equipment - net	$6,016	$1,342	$10,653	$2,821
Solar energy systems, leased and to be leased - net	$779	$4,026	$1,385	$7,668

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

Stock-based compensation expense is included in cost of revenue and operating expenses as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total cost of revenue	$437	$511	$1,007	$1,444
Sales and marketing	$6,453	$3,920	$10,218	$6,961
General and administrative	$7,877	$10,719	$18,019	$19,195
Research and development	$2,755	$785	$6,888	$1,291

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

The Company has a full valuation allowance for its net deferred tax assets since the Company has concluded that it is more likely than not that the Company will not realize the benefit of the deferred tax assets. The Company continues to evaluate both positive and negative evidence with respect to its net deferred tax assets.

The income tax expense for the three months ended June 30, 2015 and 2014 was determined based on the Company’s estimated consolidated effective income tax rates of 0.22% and negative 0.17%, respectively. The income tax expense for the six months ended June 30, 2015 and 2014 was determined based on the Company’s estimated consolidated effective income tax rates of 0.21% and 0.12%, respectively. The differences between the estimated consolidated effective income tax rates and the U.S. federal statutory rates were primarily attributable to valuation allowances and the current amortization of prepaid income taxes due to inter-company sales held within the consolidated group.

As part of its asset monetization strategy, the Company has agreements to sell solar energy systems to financing funds. The gain on the sale of the assets has been eliminated in the condensed consolidated financial statements. These transactions are treated as inter-company sales, and as such, tax is not recognized on the sale until the Company no longer benefits from the underlying assets. Since the assets remain within the consolidated group, the tax expense incurred related to the sale is being deferred and amortized over the estimated useful life of the assets, which has been estimated to be 30 years. The deferral of the tax expense results in recording of a prepaid tax expense that is included in the condensed consolidated balance sheets as other assets.     The amortization of the prepaid tax expense in each period makes up the major component of income tax expense.

Uncertain Tax Positions

The Company applies a two-step approach with respect to uncertain tax positions. This approach involves recognizing any uncertain tax positions that are more-likely-than-not of being ultimately realized and then measuring those positions to determine the amounts to be recognized.

The Company is subject to taxation and files income tax returns in the U.S., various state, local and foreign jurisdictions. Due to the Company’s net losses, substantially all of its federal, state, local and foreign income tax returns since inception are still subject to audit.

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

12. Related Party Transactions

The Company’s operations included the following related party transactions (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Solar energy systems sales to related parties	$79	$2,479	$79	$2,479
Expenditures:
Purchases of inventories or equipment from related parties	$900	$1,010	$1,697	$1,970
Fees paid or payable to related parties (included in sales and marketing expense)	$—	$28	$—	$92
Interest paid or payable to related parties (included in interest expense — net)	$462	$—	$470	$—

Related party balances were comprised of the following (in thousands):

	June 30, 2015	December 31, 2014
Due from related parties (included in accounts receivable)	$112	$30
Due to related parties (included in accounts payable)	$900	$300
Due to related parties (included in solar bonds)	$165,540	$530
Due to related parties (included in accrued and other current liabilities)	$468	$3

The related party transactions were primarily purchases of batteries from Tesla Motors, Inc., or Tesla, and issuances of Solar Bonds to SpaceX and the Company’s Chief Technology Officer. Tesla is considered a related party because the Chairman of the Company’s board of directors is the Chief Executive Officer and Chairman of Tesla, other members of the Company’s board of directors also serve as members of the board of directors of Tesla, the Company’s Chief Financial Officer also serves as a member of the board of directors of Tesla and some members of the Company’s board of directors and executive management are also investors in Tesla. SpaceX is considered a related party because the Chairman of the Company’s board of directors is the Chief Executive Officer, Chief Designer, Chairman and a significant stockholder of SpaceX, other members of the Company’s board of directors also serve as members of the board of directors of SpaceX and some members of the Company’s board of directors and executive management are also investors in SpaceX.

13. Commitments and Contingencies

Noncancelable Leases

The Company leases offices, manufacturing and warehouse facilities, equipment, vehicles and solar energy systems under noncancelable leases.

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

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

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

Due to the Company’s involvement with the construction of the facility, its exposure to any potential cost overruns and its other commitments under the agreement, the Company is deemed to be the owner of the facility and the manufacturing equipment for accounting purposes during the construction phase. Accordingly, as of June 30, 2015 and December 31, 2014, the Company had recorded a non-cash build-to-suit lease asset under construction of $158.7 million and $26.5 million, respectively, which is a component of property, plant and equipment – net, and a corresponding build-to-suit lease liability, which is a component of other liabilities and deferred credits, on the condensed consolidated balance sheets.

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

As disclosed in Note 6, VIE Arrangements , the Company is contractually required to make payments to one fund investor to ensure that the fund investor achieves a specified minimum internal rate of return. The fund investor has already received a significant portion of the projected economic benefits from U.S. Treasury grant distributions and tax depreciation benefits. The contractual provisions of the fund state that the fund has an indefinite term unless the members agree to dissolve the fund. Based on the Company’s current financial projections regarding the amount and timing of future distributions to the fund investor, the Company does not expect to make any payments as a result of this guarantee and has not accrued any liabilities for this guarantee. The amount of potential future payments under this guarantee is dependent on the amount and timing of future distributions to the fund investor and future tax benefits that accrue to the fund investor. Due to the uncertainties surrounding estimating the amounts of these factors,

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

the Company is unable to estimate the maximum potential payments under this guarantee. As of June 30, 2015, the fund investor has achieved the specified minimum internal rate of return as determined in accordance with the contractual provisions of the fund.

The lease pass-through funds have a one-time lease payment reset mechanism that occurs after the installation of all solar energy systems in a fund. As a result of this mechanism, the Company may be required to refund master lease prepayments previously received from investors. Any refunds of master lease prepayments would reduce the lease pass-through financing obligation.

Letters of Credit

As of June 30, 2015, the Company had $19.7 million of unused letters of credit outstanding, which carry a fee of 3.375% per annum.

Other Contingencies

In July 2012, the Company, along with other companies in the solar energy industry, received a subpoena from the U.S. Treasury Department’s Office of the Inspector General to deliver certain documents in the Company’s possession that were dated, created, revised or referred to after January 1, 2007 and that relate to the Company’s applications for U.S. Treasury grants or communications with certain other solar energy development companies or with certain firms that appraise solar energy property for U.S Treasury grant application purposes. The Inspector General and the Civil Division of the U.S. Department of Justice are investigating the administration and implementation of the U.S Treasury grant program, including possible misrepresentations concerning the fair market value of the solar energy systems submitted by the Company in U.S. Treasury grant applications. If the Inspector General concludes that misrepresentations were made, the U.S. Department of Justice could decide to bring a civil action to recover amounts it believes were improperly paid to the Company. If the U.S. Department of Justice is successful in asserting this action, the Company could then be required to pay material damages and penalties for any funds received based on such misrepresentations, which, in turn, could require the Company to make indemnity payments to certain fund investors. The Company is unable to estimate the possible loss, if any, associated with this ongoing investigation as information is still being produced by the Company for further review by the Inspector General and the Civil Division.

On March 28, 2014, a purported stockholder class action lawsuit was filed in the United States District Court for the Northern District of California against the Company and two of its officers. The complaint alleges claims for violations of the federal securities laws, and seeks unspecified compensatory damages and other relief on behalf of a purported class of purchasers of our securities from March 6, 2013 to March 18, 2014. On April 16, 2015, the District Court dismissed the complaint. The plaintiffs have filed an amended complaint in an attempt to remedy the defects in the original complaint; the Company has until August 7, 2015 to respond to the amended complaint. The Company believes that the claims are without merit and intends to defend itself vigorously. The Company is unable to estimate the possible loss, if any, associated with this lawsuit.

On June 5 and 11, 2014, stockholder derivative actions were filed in the Superior Court of California for the County of San Mateo, purportedly on behalf of the Company and against the board of directors, alleging that the board of directors breached its duties to the Company by failing to prevent the conduct alleged in the pending purported stockholder class action lawsuit. The Company and the individual board member defendants have filed a motion to dismiss the complaint, which is currently set for hearing on September 8, 2015. The Company is reviewing the claims asserted by the stockholders and is unable to estimate the possible loss, if any, associated with this lawsuit.

From time to time, claims have been asserted, and may in the future be asserted, including claims from regulatory authorities related to labor practices and other matters. Such assertions arise in the normal course of the Company’s operations. The resolution of any such assertions or claims cannot be predicted with certainty.

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

14. Basic and Diluted Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss attributable to stockholders	$(22,360)	$(47,652)	$(43,885)	$(71,715)
Net loss attributable to common stockholders, basic	$(22,360)	$(47,652)	$(43,885)	$(71,715)
Net loss attributable to common stockholders, diluted	$(22,360)	$(47,652)	$(43,885)	$(71,715)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic	97,013,499	92,251,767	96,845,827	91,833,936
Weighted-average shares used to compute net loss per share attributable to common stockholders, diluted	97,013,499	92,251,767	96,845,827	91,833,936
Net loss per share attributable to common stockholders, basic	$(0.23)	$(0.52)	$(0.45)	$(0.78)
Net loss per share attributable to common stockholders, diluted	$(0.23)	$(0.52)	$(0.45)	$(0.78)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Common stock options	13,542,879	14,602,732	13,676,512	14,498,465
Restricted stock units	2,061,808	134,849	1,733,437	114,475
Convertible senior notes	10,505,947	3,729,795	10,505,947	3,729,795

15. Subsequent Events

Upsize of Solar Asset-backed Revolving Credit Facility

On July 13, 2015, the total committed amount under the solar asset-backed revolving credit facility was increased to $650.0 million.

Upsize of Revolving Credit Facility

On July 24, 2015, the total committed amount under the revolving credit facility was increased to $333.5 million.

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

We monetize certain government incentives in the form of ITCs under lease pass-through structures by assigning the ITCs to investors in exchange for upfront cash payments. We record the amounts we receive from the investors for the ITCs as a liability, which is subsequently recognized as revenue as the five-year ITC recapture period expires.

The amount of operating lease revenue that we recognize in a given period is dependent in part on the amount of electricity generated by solar energy systems under power purchase agreements and by systems with energy output performance based incentives, which is in turn dependent on the amount of sunlight received by these solar energy systems. Additionally, a portion of the revenue that we recognize in any given period for sales financed under MyPower is derived from the cash receipts from periodic customer billings. The periodic customer billings are based on the amount of electricity generated by these systems, which in turn is dependent in part on the amount of sunlight received by these systems. As a result, operating lease revenue and revenue from sales financed under MyPower are impacted by seasonally shorter daylight hours and inclement weather in winter months. As the relative percentage of our revenue attributable to power purchase agreements, performance-based incentives or financed sales under MyPower increases, this seasonality may become more significant to our quarterly financial results.

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

Component materials, direct labor and third-party appliances comprise the substantial majority of the costs of our solar energy systems and energy-related products and services. Under U.S. generally accepted accounting principles, or GAAP, the cost of revenue from our leases and power purchase agreements are primarily comprised of the depreciation of the cost of the solar energy systems, which are depreciated over their estimated useful lives of 30 years, reduced by amortization of U.S. Treasury grants income. The cost of revenue from our leases and power purchase agreements also include the amortization of initial direct costs, which generally include the incremental costs of contract administration, referral fees and sales commissions, which are amortized over the minimum contractual term of the lease or power purchase agreement, which is typically 20 years. The costs associated with sales financed under MyPower are initially deferred as other assets on the balance sheet and subsequently recognized as a component of cost of revenue from solar energy systems and component sales, generally in proportion to the reduction of the principal balance of the customer’s loan. We have proactively initiated discussions with the SEC regarding the appropriate accounting treatment for MyPower warranty costs. Such warranty costs have not been material to date. If, as a result of such discussions, we adopt an accounting policy of recognizing an expense for MyPower warranty costs upon the delivery of solar energy systems, MyPower gross margin would be adversely affected.

We have structured different types of financing funds to implement our asset monetization strategy. One such structure is a joint venture structure where we and our fund investors both contribute funds or assets into the joint venture. In accordance with GAAP, we recognize the impact of a hypothetical liquidation of these joint ventures on our condensed consolidated statements of operations. Therefore, after we determine our consolidated net income (loss) for a given period, we allocate a portion of our consolidated net income (loss) to the fund investors in our joint ventures (referred to as the “noncontrolling interests and redeemable noncontrolling interests” in our condensed consolidated financial statements) and allocate the remainder of the consolidated net income (loss) to our stockholders. These income or loss allocations, reflected on our condensed consolidated statements of operations, can have a significant impact on our reported results of operations. For example, for the three months ended June 30, 2015 and 2014, our consolidated net loss was $155.7 million and $88.5 million, respectively, and for the six months ended June 30, 2015 and 2014, our consolidated net loss was $302.7 million and $163.7 million, respectively. However, after applying the required allocations to arrive at the consolidated net loss attributable to our stockholders, the result was a loss of $22.4 million and $47.7 million for the three months ended June 30, 2015 and 2014, respectively, and a loss of $43.9 million and $71.7 million for the six months ended June 30, 2015 and 2014, respectively. For a more detailed discussion of this accounting treatment, see “Results of Operations—Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests.”

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

Joint Ventures. Under joint venture structures, we and our fund investors contribute assets or cash into a joint venture. Then, the joint venture acquires solar energy systems from us and leases the solar energy systems to customers. Prior to the fund investor receiving its contractual rate of return or for a time period specified in the contractual arrangements, the fund investors receive substantially all of the value attributable to the long-term recurring customer payments, ITCs, accelerated tax depreciation and, in some cases, other incentives. After the fund investor receives its contractual rate of return or after the specified time period, we receive substantially all of the value attributable to the long-term recurring customer payments and the other incentives.

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

Customers

We track the number of residential, commercial, government and other customers where we have installed or contracted to install a solar energy system, or performed or contracted to perform an energy-related consultation or other energy efficiency services. We believe that the relationship we establish with building owners, together with the energy-related information we obtain about the buildings, position us to provide the owners with additional solutions to further lower their energy costs. We track the cumulative number of customers as of the end of a given period as an indicator of our historical growth and as an indicator of our rate of expected growth from period to period. The following table sets forth our cumulative number of customers as of the dates presented:

	June 30, 2015	December 31, 2014
Cumulative customers	262,495	189,657

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

	June 30, 2015	December 31, 2014
Cumulative energy contracts	252,591	177,455

Megawatts Deployed and Megawatts Installed

We track megawatts deployed, or the megawatt production capacity of our solar energy systems that have had all required building department inspections completed. This metric includes solar energy systems deployed under energy contracts, as well as solar energy system direct sales. Because the size of our solar energy systems varies greatly, we believe that tracking the megawatt production capacity of deployed systems is an indicator of our growth rate and cost efficiency of our solar energy system business. We track the megawatts deployed in a given period as an indicator of asset growth and efficiency of the scale of our operations in the period. We track cumulative megawatts deployed as of the end of a given period as an indicator of our historical growth and our future opportunity to provide customers with additional solutions to further lower their energy costs. The following table sets forth the megawatt production capacity of solar energy systems that we have deployed during the periods presented and the cumulative megawatts deployed as of the end of each period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Megawatts deployed	177	107	320	189
Cumulative megawatts deployed	1,389	756	1,389	756

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Megawatts installed	189	107	342	189
Cumulative megawatts installed	1,418	761	1,418	761

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

The following table sets forth, with respect to our energy contracts, the estimated aggregate nominal contracted payments remaining as of the dates presented (in thousands):

	June 30, 2015	December 31, 2014
Estimated aggregate nominal contracted payments remaining	$7,672,310	$4,951,429

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

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies or estimates during the six months ended June 30, 2015 from those disclosed in our annual report on Form 10-K for the year ended December 31, 2014.

Results of Operations

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated (in thousands, except share and per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Operating leases and solar energy systems incentives	$78,283	$43,181	$133,054	$72,253
Solar energy systems and components sales	24,520	18,153	37,228	52,627
Total revenue	102,803	61,334	170,282	124,880
Cost of revenue:
Operating leases and solar energy systems incentives	37,392	20,826	69,652	36,805
Solar energy systems and components sales	22,087	17,635	35,547	50,417
Total cost of revenue	59,479	38,461	105,199	87,222
Gross profit	43,324	22,873	65,083	37,658
Operating expenses:
Sales and marketing	113,160	55,771	199,831	102,621
General and administrative	50,211	38,387	98,865	71,398
Research and development	12,401	3,000	24,521	4,923
Total operating expenses	175,772	97,158	323,217	178,942
Loss from operations	(132,448)	(74,285)	(258,134)	(141,284)
Interest expense - net	20,497	12,892	39,018	20,871
Other expense - net	2,768	1,307	4,872	1,332
Loss before income taxes	(155,713)	(88,484)	(302,024)	(163,487)
Income tax (provision) benefit	(20)	24	(646)	(191)
Net loss	(155,733)	(88,460)	(302,670)	(163,678)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(133,373)	(40,808)	(258,785)	(91,963)
Net loss attributable to stockholders	$(22,360)	$(47,652)	$(43,885)	$(71,715)
Net loss attributable to common stockholders
Basic	$(22,360)	$(47,652)	$(43,885)	$(71,715)
Diluted	$(22,360)	$(47,652)	$(43,885)	$(71,715)
Net loss per share attributable to common stockholders
Basic	$(0.23)	$(0.52)	$(0.45)	$(0.78)
Diluted	$(0.23)	$(0.52)	$(0.45)	$(0.78)
Weighted-average shares used to compute net loss per share attributable to common stockholders
Basic	97,013,499	92,251,767	96,845,827	91,833,936
Diluted	97,013,499	92,251,767	96,845,827	91,833,936

Three Months Ended June 30, 2015 and 2014

Revenue

	Three Months Ended June 30,		Change
(Dollars in thousands)	2015	2014	$	%
Operating leases and solar energy systems incentives	$78,283	$43,181	$35,102	81%
Solar energy systems and components sales	24,520	18,153	6,367	35%
Total revenue	$102,803	$61,334	$41,469	68%

Total revenue increased by $41.5 million, or 68%, for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014.

Operating leases and solar energy systems incentives revenue increased by $35.1 million, or 81%, for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. This increase was attributable to the increase in solar energy systems placed in service under leases and power purchase agreements between July 1, 2014 and June 30, 2015. The in-period average of the aggregate megawatt production capacity of solar energy systems placed in service under leases and power purchase agreements during the three months ended June 30, 2015 increased by 83% as compared to the in-period average during the three months ended June 30, 2014. This significant growth was attributable to our continued success in the installation and operation of solar energy systems under lease and power purchase agreements in new and existing markets. In addition, revenue from the monetization of ITCs increased by $7.6 million for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, as we recognized revenue from the monetization of ITCs related to solar energy systems that were placed in service in the three months ended June 30, 2014. We recognize revenue from the monetization of ITCs ratably on each anniversary date of each solar energy system’s placed in service date as recapture provisions expire.

Revenue from sales of solar energy systems and components increased by $6.4 million, or 35%, for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. This increase was primarily due to an $8.2 million increase in revenue from sales under MyPower contracts, which were mainly comprised of unscheduled principal and rate reduction payments. Rate reduction payments are expected in the second quarter of each year when customers utilize the proceeds from their ITCs to make the payments. In addition, there were a $3.1 million increase in revenue from sales to residential customers and a $0.7 million increase in revenue from sales to government entities. These increases were partially offset by a $3.3 million decrease in revenue from sales to commercial customers and a $2.5 million decrease in revenue from long-term solar energy system sales contracts recognized on the percentage-of-completion basis.

Cost of Revenue, Gross Profit and Gross Profit Margin

	Three Months Ended June 30,		Change
(Dollars in thousands)	2015	2014	$	%
Cost of operating leases and solar energy systems incentives	$37,392	$20,826	$16,566	80%
Gross profit of operating leases and solar energy systems incentives	40,891	22,355	18,536	83%
Gross profit margin of operating leases and solar energy systems incentives	52%	52%
Cost of solar energy systems and component sales	$22,087	$17,635	$4,452	25%
Gross (loss) profit of solar energy systems and component sales	2,433	518	1,915	370%
Gross (loss) profit margin of solar energy systems and component sales	10%	3%
Total cost of revenue	$59,479	$38,461	$21,018	55%
Total gross profit	43,324	22,873	20,451	89%
Total gross profit margin	42%	37%

Cost of operating leases and solar energy systems incentives revenue increased by $16.6 million, or 80%, for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. This increase was primarily due to greater depreciation expense arising from the higher aggregate cost of solar energy systems placed in service and generating revenue under solar energy system leases and power purchase agreements.

Cost of solar energy systems and component sales increased by $4.5 million, or 25%, for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. This increase was primarily due to higher sales of solar energy systems and components. In addition, the gross margin improved from a gross profit of 3% to a gross profit of 10% mainly due to the increase in the percentage of residential sales and sales under MyPower contracts in the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, that generally had higher gross margins than commercial and government sales.

Operating Expenses

	Three Months Ended June 30,		Change
(Dollars in thousands)	2015	2014	$	%
Sales and marketing	$113,160	$55,771	$57,389	103%
General and administrative	50,211	38,387	11,824	31%
Research and development	12,401	3,000	9,401	313%
Total operating expenses	$175,772	$97,158	$78,614	81%

Sales and marketing expense increased by $57.4 million, or 103%, for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. This increase was primarily due to more expansive sales and marketing efforts, which have resulted in increases in customer backlog as defined in our key operating metrics, the number of customers, system installations and system deployments. This initiative increased the average number of personnel in sales and marketing departments by 92% for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. As a result of this growth in headcount, employee compensation costs increased by $34.0 million (of which $2.5 million was non-cash and related to stock-based compensation), and facilities and operations costs increased by $6.1 million. In addition, promotional marketing costs increased by $17.1 million as part of this broadening of the scope of our marketing activities, including enhanced digital marketing activities to increase brand awareness and customer reach. We expect that our increased investment in sales and marketing efforts in current and new markets will continue to drive customer acquisitions and the future growth of our business.

General and administrative expense increased by $11.8 million, or 31%, for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. This increase was primarily due to the increase in the average number of personnel in general and administrative departments, which grew by 91% for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. As a result of this growth in headcount, employee compensation costs increased by $6.4 million, and facilities and operations costs increased by $1.1 million. Employee compensation costs did not change proportionally to the change in headcount as new hiring was primarily for lower level positions. In addition, professional services fees increased by $3.5 million for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, primarily due to increased legal costs and accounting services fees.

Research and development expense increased by $9.4 million, or 313%, for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. This increase was primarily due to the greater level of research and development activities undertaken by Silevo, which we acquired in September 2014, and the corresponding increase in the average number of personnel in research and development departments, which grew by 263% for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014.

Other Income and Expenses

	Three Months Ended June 30,		Change
(Dollars in thousands)	2015	2014	$	%
Interest expense, net	$20,497	$12,892	$7,605	59%
Other expense, net	2,768	1,307	1,461	112%
Total interest and other expenses, net	$23,265	$14,199	$9,066	64%

Interest expense, net, increased by $7.6 million, or 59%, for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. This increase was primarily due to the $9.5 million increase in interest expense, net, attributable to the higher average carrying balances on our various borrowing facilities for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. Partially offsetting this was a $1.9 million decrease in interest expense, net, related to our financing obligations.

Other expense, net, increased by $1.5 million, or 112%, for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. The increase in other expense, net, was mainly due to a $1.8 million charge related to the accretion of the contingent consideration payable related to the acquisition of Silevo, which closed in September 2014.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended June 30,		Change
(Dollars in thousands)	2015	2014	$	%
Net loss attributable to noncontrolling interests and redeemable noncontrolling	$(133,373)	$(40,808)	$(92,565)	(227)%

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

The net loss attributable to noncontrolling interests and redeemable noncontrolling interests for the three months ended June 30, 2015 was $133.4 million while the net loss attributable to noncontrolling interests and redeemable noncontrolling interests for the three months ended June 30, 2014 was $40.8 million. The net loss allocation to noncontrolling interests and redeemable noncontrolling interests for the three months ended June 30, 2015 was primarily due to the $130.6 million loss allocation from new financing funds into which we are selling or contributing assets. The net loss allocation to noncontrolling interests and redeemable noncontrolling interests for the three months ended June 30, 2014 was primarily due to $49.6 million loss allocation from financing funds into which we were selling or contributing assets. Additionally, during the three months ended June 30, 2014, $8.7 million of income was allocated to noncontrolling interests and redeemable noncontrolling interests in an entity that had a lease pass-through joint venture arrangement with us that was terminated in the period. In conjunction with the termination of the lease pass-through arrangement the contractual agreements of this fund were amended to grant the investor redemption rights of its investment in the fund and accordingly we adjusted the carrying value of the redeemable noncontrolling interest balance to its redemption amount resulting to $8.5 million additional income allocation to the investor.

Six Months Ended June 30, 2015 and 2014

Revenue

	Six Months Ended June 30,		Change
(Dollars in thousands)	2015	2014	$	%
Operating leases and solar energy systems incentives	$133,054	$72,253	$60,801	84%
Solar energy systems and components sales	37,228	52,627	(15,399)	(29)%
Total revenue	$170,282	$124,880	$45,402	36%

Total revenue increased by $45.4 million, or 36%, for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014.

Operating leases and solar energy systems incentives revenue increased by $60.8 million, or 84%, for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. This increase was attributable to the increase in solar energy systems placed in service under leases and power purchase agreements between July 1, 2014 and June 30, 2015. The in-period average of the aggregate megawatt production capacity of solar energy systems placed in service under leases and power purchase agreements during the six months ended June 30, 2015 increased by 79% as compared to the in-period average during the six months ended June 30, 2014. This significant growth was attributable to our continued success in the installation and operation of solar energy systems under lease and power purchase agreements in new and existing markets. In addition, revenue from the monetization of ITCs increased by $15.1 million for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, as we recognized revenue from the monetization of ITCs related to solar energy systems that were placed in service in the six months ended June 30, 2014. We recognize revenue from the monetization of ITCs ratably on each anniversary date of each solar energy system’s placed in service date as recapture provisions expire.

Revenue from sales of solar energy systems and components decreased by $15.4 million, or 29%, for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. This decrease was primarily due to a $17.6 million decrease in revenue from long-term solar energy system sales contracts recognized on the percentage-of-completion basis and a $7.1 million decrease in revenue from sales to commercial customers. These decreases were partially offset by a $9.3 million increase in revenue from sales under MyPower contracts, which were mainly comprised of unscheduled principal and rate reduction payments. Rate reduction payments are expected in the second quarter of each year when customers utilize the proceeds from their ITCs to make the payments. Additionally, there were a $5.3 million increase in revenue from sales to residential customers, a $1.7 million increase in revenue from sales to government entities and a $1.5 million increase in revenue from sales generated by Silevo, which we acquired in September 2014. In addition, in the six months ended June 30, 2014, we recognized $9.0 million of revenue from sales of Zep Solar products as we fulfilled open customer orders following our acquisition of Zep Solar in December 2013.

Cost of Revenue, Gross Profit and Gross Profit Margin

	Six Months Ended June 30,		Change
(Dollars in thousands)	2015	2014	$	%
Cost of operating leases and solar energy systems incentives	$69,652	$36,805	$32,847	89%
Gross profit of operating leases and solar energy systems incentives	63,402	35,448	27,954	79%
Gross profit margin of operating leases and solar energy systems incentives	48%	49%
Cost of solar energy systems and component sales	$35,547	$50,417	$(14,870)	(29)%
Gross (loss) profit of solar energy systems and component sales	1,681	2,210	(529)	(24)%
Gross (loss) profit margin of solar energy systems and component sales	5%	4%
Total cost of revenue	$105,199	$87,222	$17,977	21%
Total gross profit	65,083	37,658	27,425	73%
Total gross profit margin	38%	30%

Cost of operating leases and solar energy systems incentives revenue increased by $32.8 million, or 89%, for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. This increase was primarily due to greater depreciation expense arising from the higher aggregate cost of solar energy systems placed in service under leases and power purchase agreements.

Cost of solar energy systems and component sales decreased by $14.9 million, or 29%, for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. This decrease was primarily due to lower sales of solar energy systems and components.

Operating Expenses

	Six Months Ended June 30,		Change
(Dollars in thousands)	2015	2014	$	%
Sales and marketing	$199,831	$102,621	$97,210	95%
General and administrative	98,865	71,398	27,467	38%
Research and development	24,521	4,923	19,598	398%
Total operating expenses	$323,217	$178,942	$144,275	81%

Sales and marketing expense increased by $97.2 million, or 95%, for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. This increase was primarily due to more expansive sales and marketing efforts, which have resulted in increases in customer backlog as defined in our key operating metrics, the number of customers, system installations and system deployments. This initiative increased the average number of personnel in sales and marketing departments by 104% for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. As a result of this growth in headcount, employee compensation costs increased by $63.5 million (of which $3.3 million was non-cash and related to stock-based compensation), and facilities and operations costs increased by $12.0 million. In addition, promotional marketing costs increased by $22.4 million as part of this broadening of the scope of our marketing activities, including enhanced digital marketing activities to increase brand awareness and customer reach. We expect that our increased investment in sales and marketing efforts will continue to drive customer acquisitions and the future growth of our business.

General and administrative expense increased by $27.5 million, or 38%, for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. This increase was primarily due to the increase in the average number of personnel in general and administrative departments, which grew by 94% for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. As a result of this growth in headcount, employee compensation costs increased by $14.5 million, and facilities and operations costs increased by $5.4 million. Employee compensation costs did not change proportionally to the change in headcount as new hiring was primarily for lower level positions. In addition, professional services fees increased by $6.1 million for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, primarily due to increased legal costs and accounting services fees.

Research and development expense increased by $19.6 million, or 398%, for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. This increase was primarily due to the greater level of research and development activities undertaken by Silevo, which we acquired in September 2014, and the corresponding increase in the average number of personnel in research and development departments, which grew by 227% for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014.

Other Income and Expenses

	Six Months Ended June 30,		Change
(Dollars in thousands)	2015	2014	$	%
Interest expense, net	$39,018	$20,871	$18,147	87%
Other expense, net	4,872	1,332	3,540	266%
Total interest and other expenses, net	$43,890	$22,203	$21,687	98%

Interest expense, net, increased by $18.1 million, or 87%, for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. This increase was primarily due to the $19.3 million increase in interest expense, net, related to our cash borrowings as a result of higher average carrying balances on our borrowings for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. Partially offsetting this was a $1.2 million decrease in interest expense, net, related to our financing obligations.

Other expense, net, increased by $3.5 million, or 266%, for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. The increase in other expense, net, was mainly due to $3.5 million charge related to the accretion of the contingent consideration payable related to the Silevo acquisition, which closed in September 2014.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Six Months Ended June 30,		Change
(Dollars in thousands)	2015	2014	$	%
Net loss attributable to noncontrolling interests and redeemable noncontrolling	$(258,785)	$(91,963)	$(166,822)	(181)%

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

The net loss attributable to noncontrolling interests and redeemable noncontrolling interests for the six months ended June 30, 2015 was $258.8 million while the net loss attributable to noncontrolling interests and redeemable noncontrolling interests for the six months ended June 30, 2014 was $92.0 million. The net loss allocation to noncontrolling interests and redeemable noncontrolling interests for the six months ended June 30, 2015 was primarily due to the $252.4 million loss allocation from new financing funds into which we are selling or contributing assets. The net loss allocation to noncontrolling interests and redeemable noncontrolling interests for the six months ended June 30, 2014 was primarily due to $108.5 million loss allocation from financing funds into which we were selling or contributing assets, partially offset by a $5.5 million income allocation related to financing funds that were fully funded and that we were not selling or contributing additional assets. Additionally, during the six months ended June 30, 2014, $11.0 million of income was allocated to noncontrolling interests and redeemable noncontrolling interests in an entity that has a lease pass-through joint venture arrangement with us including $8.5 million income allocated due to adjusting the carrying amount of the redeemable noncontrolling interest balance to its redemption amount following amendments to the contractual agreements of this fund that granted the investor redemption rights of its investment in the fund in conjunction with termination of the lease pass-through arrangement.

Liquidity and Capital Resources

The following table summarizes our condensed consolidated cash flows:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Consolidated cash flow data:
Net cash used in operating activities	$(311,916)	$(59,794)
Net cash used in investing activities	(697,094)	(469,356)
Net cash provided by financing activities	926,047	357,331
Net decrease in cash and cash equivalents	$(82,963)	$(171,819)

We finance our operations, including the costs of acquisition and installation of solar energy systems, mainly through a variety of financing fund arrangements that we have formed with tax equity fund investors, credit facilities from banks, solar asset-backed notes, convertible notes, Solar Bonds and cash generated from our operations. As described below under “—Financing Activities— Debt and Financing Fund Commitments,” as of June 30, 2015, we had $894.7 million of available commitments from our fund investors that could be drawn based on the available capacity under our credit facilities through our asset monetization strategy and $590.3 million of unused borrowing capacity available under our debt agreements that could be drawn based on the available capacity under our credit facilities.

While we had a net loss for the six months ended June 30, 2015, we believe that the aggregate of our existing cash and cash equivalents and short-term investments of $489.1 million, in addition to the funds available under our debt agreements and the funds available in our existing financing funds that can be drawn-down through our asset monetization strategy, will be sufficient to meet our cash requirements for at least the next 12 months. However, if, in the future, we are unable to comply with all of the covenants contained in our debt agreements or we are unable to obtain waivers of any non-compliance, then we might be considered in default under our debt agreements. In that circumstance, the payments due under our debt agreements could be accelerated, which would negatively impact our liquidity and capital resources. Under the terms of our revolving credit facility, we are subject to the following financial covenants:

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

Unencumbered Liquidity: We are obligated to maintain unencumbered liquidity at an amount equal to at least 20% of the sum of (a) the committed amount under the revolving credit facility plus (b) the aggregate principal outstanding of Solar Bonds that mature prior to the revolving credit facility’s maturity date, as of the end of each month. However, unencumbered liquidity can never be less than $50.0 million, as of the end of each month. Unencumbered liquidity is defined as our average daily cash and cash equivalents, excluding certain of our subsidiaries.

Operating Activities

In the six months ended June 30, 2015, we utilized $311.9 million in net cash from operations due to our continued rapid growth. This cash outflow primarily resulted from a net loss of $302.7 million, reduced by non-cash items such as depreciation and amortization of $74.4 million, stock-based compensation of $36.1 million and non-cash interest and other expense of $7.5 million mainly related to financing obligations and deferred contingent consideration and increased by a reduction in financing obligations of $23.4 million. The cash outflow also increased in part due to an increase in inventories of $62.3 million, an increase of $94.2 million for MyPower deferred costs, an increase in prepaid expenses and other current assets of $15.8 million, an increase in other assets of $18.9 million and an increase in accounts receivable of $11.5 million. This cash outflow was offset by a decrease in restricted cash of $5.5 million, an increase in deferred revenue under our joint venture and lease pass-through structures of $8.0 million relating to upfront lease payments received from customers, solar energy system incentive rebate payments received from various state and local governments and deferred investment tax credits revenue, an increase in accounts payable of $39.8 million and an increase in accrued and other liabilities of $41.0 million.

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

Investing Activities

Our investing activities consist primarily of purchases of solar energy systems and capital purchases for our module research and development and panel production.

In the six months ended June 30, 2015, we used $697.1 million in investing activities. Of this amount, we used $665.1 million on the design, acquisition and installation of solar energy systems under operating leases with our customers and the design and installation of solar energy systems under MyPower contracts, and $102.1 million in the acquisition of solar panel manufacturing equipment, vehicles, office equipment, leasehold improvements and furniture. We also invested $44.6 million in short-term investments in highly rated corporate debt securities and asset-backed securities. These expenditures were offset by $114.6 million from sales and maturities of short-term investments. As we increase our solar panel manufacturing operations, we estimate investing an additional $60 million related to acquisition of solar panel manufacturing equipment in the remainder of the 2015 fiscal year.

In the six months ended June 30, 2014, we used $469.4 million in investing activities. Of this amount, we used $450.3 million on the design, acquisition and installation of solar energy systems under operating leases with our customers and $7.6 million in the acquisition of vehicles, office equipment, leasehold improvements and furniture and $0.5 million for the acquisition of the redeemable noncontrolling interest related to a single joint venture financing fund. We also invested $11.0 million in promissory notes receivable and other advances to a third party, which was subsequently applied towards the purchase consideration of a business acquisition.

Financing Activities

In the six months ended June 30, 2015, we generated $926.0 million from financing activities. We received $456.1 million, net of lender fees, from long-term debt and repaid $134.6 million of long-term debt. We received $197.5 million from the issuance of solar bonds. We repaid $7.4 million of solar asset-backed notes. We received $20.5 million from fund investors in our financing funds and paid $5.0 million to fund investors in our financing funds. We also generated $428.9 million from proceeds from investments by various fund investors in our joint ventures and paid distributions to fund investors of $33.6 million.

In the six months ended June 30, 2014, we generated $357.3 million from financing activities. We received $198.9 million, net of lender fees, from long-term debt and repaid $52.3 million of long-term debt. We received $67.4 million, net of issuance costs, from the issuance of solar asset-backed notes and repaid $2.2 million of solar asset-backed notes. We also repaid $0.4 million of our capital lease obligation. We received $0.4 million from U.S. Treasury Department grants associated with solar energy systems that we had leased to customers. We received $19.0 million from fund investors in our lease pass-through financing funds and paid $6.4 million to fund investors in our lease pass-through financing funds. We also generated $216.1 million from proceeds from investments by various fund investors in our joint ventures and paid distributions to fund investors of $90.5 million. Additionally, we received $8.4 million from the issuance of common stock upon the exercise of stock options for cash.

Debt and Financing Fund Commitments

Debt

For a discussion of the terms and conditions of our indebtedness and changes thereof in the period, refer to Note 5, Indebtedness, to our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

Financing Fund Commitments

We have financing fund commitments from several fund investors that we can draw upon in the future upon the achievement of specific funding criteria. As of June 30, 2015, we had entered into 44 financing funds that had a total of $894.7 million of undrawn committed capital. From our significant customer backlog, we allocate to our financing funds leases, power purchase agreements and the related economic benefits associated with the solar energy systems, in accordance with the criteria of each fund. Upon such allocation and upon our satisfaction of the conditions precedent to drawing upon such commitments, we are able to draw down on the financing fund commitments. Once received, these proceeds provide working capital to deliver solar energy systems to our customers and form part of our general working capital.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our ongoing business operations. Our primary exposures include changes in interest rates because certain borrowings bear interest at floating rates based on LIBOR plus a specified margin. Historically, we have managed our interest rate risk by balancing our amount of fixed-rate and floating-rate debt. For fixed-rate debt, interest rate changes do not affect our earnings or cash flows. Conversely, for floating-rate debt, interest rate changes generally impact our earnings and cash flows, assuming other factors are held constant. Pursuant to our risk management policies, in certain cases, we had also made use of derivative instruments to manage some of our exposures to fluctuations in interest rates. We do not enter into any derivative instrument transactions for trading or speculative purposes. In addition, we have entered into capped call option agreements to reduce the potential dilution to holders of our common stock upon conversion of our convertible senior notes.

Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and other operating expenses and reducing our funds available for capital investments, operations or other purposes. In addition, we must use a substantial portion of our cash inflows to service our borrowings, which may affect our ability to make future acquisitions or capital expenditures. A hypothetical 10% change in our interest rates would have increased our interest expense for the six months ended June 30, 2015 and 2014 by $0.7 million and $0.5 million, respectively.

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

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2015, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In July 2012, the Company, along with other companies in the solar energy industry, received a subpoena from the U.S. Treasury Department’s Office of the Inspector General to deliver certain documents in the Company’s possession that were dated, created, revised or referred to after January 1, 2007 and that relate to the Company’s applications for U.S. Treasury grants or communications with certain other solar energy development companies or with certain firms that appraise solar energy property for U.S Treasury grant application purposes. The Inspector General and the Civil Division of the U.S. Department of Justice are investigating the administration and implementation of the U.S Treasury grant program, including possible misrepresentations concerning the fair market value of the solar energy systems submitted by the Company in U.S. Treasury grant applications. If the Inspector General concludes that misrepresentations were made, the U.S. Department of Justice could decide to bring a civil action to recover amounts it believes were improperly paid to the Company. If the U.S. Department of Justice is successful in asserting this action, the Company could then be required to pay material damages and penalties for any funds received based on such misrepresentations, which, in turn, could require the Company to make indemnity payments to certain fund investors. The Company is unable to estimate the possible loss, if any, associated with this ongoing investigation as information is still being produced by the Company for further review by the Inspector General and the Civil Division.

On March 28, 2014, a purported stockholder class action lawsuit was filed in the United States District Court for the Northern District of California against the Company and two of its officers. The complaint alleges claims for violations of the federal securities laws, and seeks unspecified compensatory damages and other relief on behalf of a purported class of purchasers of our securities from March 6, 2013 to March 18, 2014. On April 16, 2015, the District Court dismissed the complaint. The plaintiffs have filed an amended complaint in an attempt to remedy the defects in the original complaint; the Company has until August 7, 2015 to respond to the amended complaint. The Company believes that the claims are without merit and intends to defend itself vigorously. The Company is unable to estimate the possible loss, if any, associated with this lawsuit.

On June 5 and 11, 2014, stockholder derivative actions were filed in the Superior Court of California for the County of San Mateo, purportedly on behalf of the Company and against the board of directors, alleging that the board of directors breached its duties to the Company by failing to prevent the conduct alleged in the pending purported stockholder class action lawsuit. The Company and the individual board member defendants have filed a motion to dismiss the complaint, which is currently set for hearing on September 8, 2015. The Company is reviewing the claims asserted by the stockholders and is unable to estimate the possible loss, if any, associated with this lawsuit.

In June 2014, the Company along with Sunrun, Inc., or Sunrun, filed a lawsuit in the Superior Court of Arizona against the Arizona Department of Revenue, or DOR, challenging DOR’s interpretation of Arizona state law to impose property taxes on solar energy systems that are leased by customers. The Company and Sunrun filed a motion for summary judgment with the Superior Court, and the DOR responded by filing its own motion. On June 1, 2015, the Superior Court issued an order rejecting the interpretation of the Arizona state law under which the DOR had sought to tax leased solar energy systems. In that same order, the Superior Court held that a separate Arizona statute, which provides that such systems are deemed to have no value for purposes of calculating property tax, violated certain provisions of the Arizona state constitution. SolarCity and Sunrun have asked the Superior Court to award them costs and attorney’s fees as the prevailing parties in the litigation. The Superior Court has not yet formally entered judgment or acted on the motion for costs and fees. The Company will continue to vigorously pursue its claims.

On March 2, 2015, the Company filed a lawsuit in the United States District Court for the District of Arizona against the Salt River Project Agricultural Improvement and Power District and the Salt River Valley Water Users’ Association, or SRP, alleging that SRP’s imposition of distribution charges and demand charges on new solar energy customers in its territory violates state and federal antitrust laws. On June 23, 2015, SRP moved to dismiss the complaint. The Company filed an opposition to the motion on July 24, 2015; no hearing date has been set for SRP’s motion. Discovery has commenced, and the Company intends to pursue its claims vigorously.

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

Limits on net metering, interconnection of solar energy systems and other operational policies in key markets could limit the number of solar energy systems installed in those markets. For example, California utilities limit net metering credit to 5% of the utilities’ aggregate customer peak demand. California has adopted legislation to establish a process and timeline for developing a new net metering successor program for its largest utilities with no cap on participation. In addition to California, New York is considering a net metering successor program through the Reforming the Energy Vision docket at the state Public Service Commission, Hawaii is considering a net metering successor program through a proceeding at the state Public Utilities Commission, and Nevada is reviewing its net metering program as it nears the state’s cap on net metering at 3% of peak load. If the caps on net metering in California, New York, Hawaii, Nevada and other key markets are reached or if the amount or value of credit that customers receive for net metering is significantly reduced, future customers will be unable to recognize the current cost savings associated with net metering. We rely substantially on net metering when we establish competitive pricing for our prospective customers and the absence of net metering for new customers could greatly limit demand for our solar energy systems.

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

The federal government currently offers a 30% investment tax credit under Section 48(a)(3) and Section 25D of the Internal Revenue Code, or the Federal ITC, for the installation of certain solar power facilities until December 31, 2016. Additionally, under Section 48, energy storage systems that are installed at the time of the solar power facility and, as required by IRS guidelines, store the energy of the solar power facility, are also eligible for the Federal ITC. The credit under Section 48(a)(3) is due to adjust to 10% in 2017 for commercial installations and residential systems owned by corporate third parties, and to be completely eliminated for residential installations owned by the homeowner pursuant to Section 25D, which is the major end market we serve. Solar energy systems that began construction prior to the end of 2011 were eligible to receive a 30% federal cash grant paid by the U.S. Treasury Department under Section 1603 of the American Recovery and Reinvestment Act of 2009, or the U.S. Treasury grant, in lieu of the Federal ITC. Pursuant to the Budget Control Act of 2011, U.S. Treasury grants are subject to sequestration beginning in 2013. Specifically, U.S. Treasury grants made on or after October 1, 2013 through September 30, 2015 will be reduced by approximately 7.2%, regardless of when the U.S. Treasury received the application. As a result, for all applications pending or submitted prior to June 30, 2015, we expect to suffer grant shortfalls of approximately $1.3 million associated with our financing funds. Applicable authorities may adjust or decrease incentives from time to time or include provisions for minimum domestic content requirements or other requirements to qualify for these incentives.

Reductions in, eliminations of, or expirations of, governmental incentives could adversely impact our results of operations and ability to compete in our industry by increasing our cost of capital, causing us to increase the prices of our energy and solar energy systems and reducing the size of our addressable market. In addition, this would adversely impact our ability to attract investment partners and to form new financing funds and our ability to offer attractive financing to prospective customers. For the quarter ended June 30, 2015, approximately 98% of new customers chose to enter into financed lease, power purchase agreements or customer loans rather than buying a solar energy system for cash.

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

In July 2012, we and other companies that are significant participants in both the solar industry and the cash grant program under Section 1603 of the American Recovery and Reinvestment Act of 2009 received subpoenas from the U.S. Department of Treasury’s Office of the Inspector General to deliver certain documents in our respective possession. In particular, our subpoena requested, among other things, documents dated, created, revised or referred to since January 1, 2007 that relate to our applications for U.S. Treasury grants or communications with certain other solar companies or certain firms that appraise solar energy property for U.S. Treasury grant application purposes. The Inspector General is working with the Civil Division of the U.S. Department of Justice to investigate the administration and implementation of the U.S. Treasury grant program, including possible misrepresentations concerning the fair market value of the solar power systems submitted for grant under that program made in grant applications by solar companies, including us. We intend to cooperate fully with the Inspector General and the Department of Justice and continue to produce documents and testimony as requested by the Inspector General. We anticipate that the Inspector General will require at least another six months to conclude its review. If, at the conclusion of the investigation, the Inspector General concludes that misrepresentations were made, the Department of Justice could bring a civil action to recover amounts it believes were improperly paid to us. If the Department of Justice were successful in asserting such an action, we could then be required to pay damages and penalties for any funds received based on such misrepresentations (which, in turn, could require us to make indemnity payments to certain of our fund investors). Such consequences could have a material adverse effect on our business, liquidity, financial condition and prospects. Additionally, the period of time necessary to resolve the investigation is uncertain and this matter could require significant management and financial resources that could otherwise be devoted to the operation of our business.

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

If the Internal Revenue Service or the U.S. Treasury Department were to object to amounts we have claimed as too high of a fair market value on such systems, it could have a material adverse effect on our business, financial condition and prospects. For example, a hypothetical 5% downward adjustment in the fair market value in the approximately $501.1 million of U.S. Department of Treasury grant applications that have been awarded from the beginning of the U.S. Treasury grant program through June 30, 2015 would obligate us to repay up to $25.1 million to our fund investors.

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

In addition, the U.S. government imposed additional tariffs from a second trade case involving solar modules manufactured in China (with cells from other countries) and cells manufactured in Taiwan. In early January 2015, the U.S. government announced its affirmative final determinations in both the countervailing duty and anti-dumping cases against China and in the anti-dumping case against Taiwan. The new preliminary tariffs do not apply to modules with Chinese solar cells. Those modules are still covered by the existing tariffs from the first 2012 trade case.

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

On September 23, 2014, we acquired Silevo, LLC, a solar panel technology and manufacturing company. Though we believe that panels manufactured by our company are exempt from these tariffs, as proposed, we expect to continue to rely on solar panels produced by our other existing suppliers for the near future. In addition, it is possible that system components purchased from other foreign suppliers could be the subject of these or future trade cases.

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

We currently anticipate that the Manufacturing Facility will be completed and ready to commence operations in the first quarter of 2016. To date, we have agreed on five occasions to extend the time period that the Foundation is to enter into reasonably acceptable construction contracts. There are a number of risks which may delay the completion of the Manufacturing Facility and commencement of operations, including:

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

Our long-term strategic plans include international expansion and we intend to sell our solar energy products and services in international markets. Risks inherent to international operations include the following:

•

multiple, conflicting and changing laws and regulations, including energy regulations, export and import restrictions, tax laws and regulations, environmental regulations, labor laws and other government requirements, approvals, permits and licenses;

•	difficulties and costs in recruiting and retaining individuals skilled in international business operations;
•

changes in general economic and political conditions in the countries where we operate, including changes in government incentives relating to power generation and solar electricity, and availability of capital at competitive rates;

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

In connection with this quarterly report on Form 10-Q, our management has performed an evaluation of our internal control over financial reporting as of June 30, 2015 pursuant to Section 404 of the Sarbanes-Oxley Act, and has concluded that our internal control over financial reporting and our disclosure controls and procedures were effective as of June 30, 2015.

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

On September 23, 2014, we acquired Silevo, LLC, a solar panel technology and manufacturing company. In 2013, we acquired Zep Solar, Common Assets, certain assets of Paramount Solar and completed other smaller acquisitions. In the future, we may acquire additional companies, project pipelines, products or technologies, including additional photovoltaics companies, or enter into joint ventures or other strategic initiatives. Our ability as an organization to integrate acquisitions is unproven. We may not realize the anticipated benefits of our acquisitions or any other future acquisition or the acquisition may be viewed negatively by customers, financial markets or investors.

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

We have incurred net losses in the past, and we had an accumulated deficit of $302.2 million as of June 30, 2015. We may incur net losses from operations as we increase our spending to finance the expansion of our operations, expand our installation, engineering, administrative, sales and marketing staffs, and implement internal systems and infrastructure to support our growth. We do not know whether our revenue will grow rapidly enough to absorb these costs, and our limited operating history makes it difficult to assess the extent of these expenses or their impact on our operating results. Our ability to achieve profitability depends on a number of factors, including:

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

We also compete with solar companies in the downstream value chain of solar energy. For example, we face competition from purely finance driven organizations which then subcontract out the installation of solar energy systems, from installation businesses that seek financing from external parties, from large construction companies and utilities and increasingly from sophisticated electrical and roofing companies. Some of these competitors specialize in either the residential or commercial solar energy markets, and some may provide energy at lower costs than we do. Many of our competitors also have significant brand name recognition and have extensive knowledge of our target markets. Competitors have increasingly begun vertically integrating their operations to offer comprehensive products and services offerings similar to ours, and, recently, we have seen increased consolidation of competitors in our primary markets. For us to remain competitive, we must distinguish ourselves from our competitors by offering an integrated approach that successfully competes with each level of products and services offered by our competitors at various points in the value chain. As consolidation in our markets increases and more of our competitors develop an integrated approach similar to ours, our marketplace differentiation may suffer.

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

We have experienced significant growth in recent periods and we intend to continue to expand our business significantly within existing markets and in a number of new foreign and domestic locations in the future. This growth has placed, and any future growth may place, a significant strain on our management, operational and financial infrastructure. In particular, we will be required to expand, train and manage our growing employee base. Our management will also be required to maintain and expand our relationships with customers, suppliers and other third parties and attract new customers and suppliers, as well as to manage multiple geographic locations and regulatory requirements.

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

Our total consolidated indebtedness was $1,932.0 million as of June 30, 2015. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. In addition, our 2.75% Convertible Senior Notes due 2018 issued in November 2013 (the “2018 Notes”) and our 1.625% Convertible Senior Notes due 2019 issued in September and October 2014 (the “2019 Notes” and together with the 2018 Notes, the “Notes”), are convertible into shares of common stock, and we may engage in similar issuances of convertible securities in the future to fund our operating and expansion plans. Our ability to issue additional securities and to refinance our existing indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

We have entered into several secured credit agreements, including a working capital facility under which we may currently borrow up to $360.0 million (with $333.5 million currently committed from several lenders and an additional $26.5 million subject to further conditions) that matures in December 2016. As of June 30, 2015, we had the ability to draw up to an additional $590.3 million under our credit facilities. The working capital facility requires us to comply with certain financial, reporting and other requirements. The timing of our commercial projects has on occasion adversely affected our ability to satisfy certain financial covenants under these or prior facilities. While our lenders have given us waivers of certain covenants we have not satisfied in the past, there is no assurance that the lenders will waive or forbear from exercising their remedies with respect to any future defaults that might occur. In addition, we have amended our revolving credit facility to engage in transactions such as the issuance of the 2019 Notes and issue Solar Bonds debt securities. While we believe that some of the financial and other covenants are generally more favorable to us following these changes, a breach of our covenants may still occur in the future.

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

The trading price of our common stock has been volatile since our initial public offering. Since shares of our common stock were sold in our initial public offering in December 2012 at a price of $8.00 per share, the reported high and low sales prices of our common stock on The NASDAQ Stock Market has ranged from $9.20 to $88.35 per share, through July 29, 2015. The market price of our common stock may fluctuate widely in response to many risk factors listed in this section and others beyond our control, including:

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

As of June 30, 2015, our directors and executive officers and their affiliates, in the aggregate, owned approximately 37% of the outstanding shares of our common stock. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might affect the market price of our common stock.

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

Date: July 29, 2015

SOLARCITY CORPORATION

By:	/s/ LYNDON R. RIVE
Lyndon R. Rive
Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.10k*

Sixth Amendment to the Amended and Restated Credit Agreement, dated as of June 24, 2015, by and among SolarCity Corporation, a Delaware corporation, the Lenders party thereto and Bank of America, N.A., as administrative agent.

10.16e

Fifth Amendment to Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of June 30, 2015, by and between The Research Foundation For The State University of New York, on behalf of the College of Nanoscale Science and Engineering of the State University of New York, and Silevo, LLC.

10.19*

Loan Agreement, dated as of May 4, 2015, by and among Megalodon Solar, LLC (an indirect wholly owned subsidiary of the Registrant), as borrower, the Registrant, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the lenders party thereto.

10.19a*

Majority Group Agent Action No. 1, dated as of May 18, 2015, by and among Megalodon Solar, LLC (an indirect wholly owned subsidiary of the Registrant), as borrower, the Registrant, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the lenders party thereto.

10.19b*

Required Group Agent Action No. 2, dated as of June 26, 2015, by and among Megalodon Solar, LLC (an indirect wholly owned subsidiary of the Registrant), as borrower, the Registrant, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the lenders party thereto.

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