Form 10-Q
period 2015-09-30
SOLARCITY CORP
filed 2015-10-30
CIK 1408356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

The number of shares outstanding of the registrant’s common stock as of September 30, 2015 was 97,588,595.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The discussion in this quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies; anticipated future financial results; expected trends in certain financial and operating metrics; our belief that the aggregate megawatt, or MW, production capacity of our systems is an indicator of the growth rate of our solar energy systems business; the calculation of estimated nominal contracted payments remaining, and certain other metrics based on forward-looking projections; projections on growth in the markets that we operate and our growth rates; pricing trends, including our ability to achieve economies of scale in both installation and capital costs; our ability to successfully integrate acquired businesses, operations and personnel; our ability to achieve manufacturing economies of scale and associated cost reductions; our expectations regarding the Riverbend Agreement and the development and construction of the Riverbend facility, including expected capital and operating expenses and the performance of our manufacturing operations; our belief that adequate surplus capacity of non-tariff solar panels is available to suit our future needs and the costs of solar energy system components; our beliefs regarding future regulations and policies affecting our business, such as net energy metering policies; projections relating to our use of and reliance on U.S. Treasury grants and federal, state and local incentives and tax attributes; our regulatory status as a non-utility; our ability to continue to meet the regulatory requirements of a public company; domestic and international expansion, including throughout Mexico and Central America, and hiring plans; product development efforts and customer preferences; the fair market value of our solar energy systems, including amounts potentially payable to our fund investors as a result of decreased fair market value determinations by the U.S. Treasury Department; the life and durability of our solar systems and equipment, anticipated contract renewals and warranty obligations; the success of our sales and marketing efforts; our internal control environment; pending litigation; the payment of future dividends; and our belief as to the sufficiency of our existing cash and cash equivalents, funds available under our secured credit facilities and funds available under existing financing funds to meet our working capital and operating resource requirements for the next 12 months.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SolarCity Corporation

Condensed Consolidated Balance Sheets

(In Thousands, Except Share Par Values)

	September 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$372,750	$504,383
Short-term investments	45,616	138,311
Restricted cash	20,312	20,875
Accounts receivable (net of allowances for doubtful accounts of $3,610 and $1,941 as of September 30, 2015 and December 31, 2014, respectively)	38,572	22,708
Rebates receivable (net of reserves of $2,523 and $7,860 as of September 30, 2015 and December 31, 2014, respectively)	15,044	30,021
Inventories	309,190	217,223
Deferred income tax asset	30,500	13,149
Prepaid expenses and other current assets	103,624	55,729
Total current assets	935,608	1,002,399
Solar energy systems, leased and to be leased - net	3,869,719	2,796,796
Property, plant and equipment - net	243,843	75,464
Build-to-suit lease asset under construction	238,050	26,450
Goodwill and intangible assets - net	527,418	539,557
MyPower customer notes receivable, net of current portion	362,840	34,544
MyPower deferred costs	162,810	13,147
Other assets	172,055	97,854
Total assets(1)	$6,512,343	$4,586,211
Liabilities and equity
Current liabilities:
Accounts payable	$296,196	$237,809
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	12,336	8,552
Current portion of deferred U.S. Treasury grant income	15,336	15,330
Accrued and other current liabilities	242,434	152,408
Customer deposits	5,095	10,560
Current portion of deferred revenue	100,381	86,238
Current portion of long-term debt	44,471	11,781
Current portion of solar bonds	10,797	820
Current portion of solar bonds issued to related parties	165,340	330
Current portion of solar asset-backed notes	14,259	13,574
Current portion of financing obligation	31,690	29,689
Total current liabilities	$938,335	567,091
Deferred revenue, net of current portion	885,726	557,408
Long-term debt, net of current portion	833,154	287,621
Solar bonds, net of current portion	34,333	2,593
Solar bonds issued to related parties, net of current portion	200	200
Convertible senior notes	796,000	796,000
Solar asset-backed notes, net of current portion	410,779	304,393
Long-term deferred tax liability	32,298	13,194
Financing obligation, net of current portion	64,211	73,379
Deferred U.S. Treasury grant income, net of current portion	386,121	397,486
Build-to-suit lease liability	238,050	26,450
Other liabilities and deferred credits	271,594	218,024
Total liabilities(1)	4,890,801	3,243,839
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests in subsidiaries	313,302	186,788
Stockholders' equity:
Common stock, $0.0001 par value - authorized, 1,000,000 shares as of September 30, 2015 and December 31, 2014; issued and outstanding, 97,589 and 96,521 shares as of September 30, 2015 and December 31, 2014, respectively	10	10
Additional paid-in capital	1,136,121	1,003,992
Accumulated deficit	(321,318)	(258,360)
Total stockholders' equity	814,813	745,642
Noncontrolling interests in subsidiaries	493,427	409,942
Total equity	1,308,240	1,155,584
Total liabilities and equity	$6,512,343	$4,586,211

(1)

SolarCity Corporation’s, or the Company’s, consolidated assets as of September 30, 2015 and December 31, 2014 include $2,506,342 and $1,672,370, respectively, being assets of variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs. These assets include solar energy systems, leased and to be leased-net, of $2,405,158 and $1,581,459 as of September 30, 2015 and December 31, 2014, respectively; property, plant and equipment-net, of $23,056 and $24,286 as of September 30, 2015 and December 31, 2014, respectively; cash and cash equivalents of $37,636 and $27,820 as of September 30, 2015 and December 31, 2014, respectively; inventory, of $1,146 and $614 as of September 30, 2015 and December 31, 2014, respectively; restricted cash, current, of $531 and $106 as of September 30, 2015 and December 31, 2014, respectively; accounts receivable, net, of $17,578 and $6,769 as of September 30, 2015 and December 31, 2014, respectively; prepaid expenses and other current assets of $2,706 and $1,839 as of September 30, 2015 and December 31, 2014, respectively; rebates receivable of $9,261 and $25,397 as of September 30, 2015 and December 31, 2014, respectively; and other assets of $9,270 and $4,080 as of September 30, 2015 and December 31, 2014, respectively. The Company’s consolidated liabilities as of September 30, 2015 and December 31, 2014 include $19,340 and $27,808, respectively, being liabilities of VIEs whose creditors have no recourse to the Company. These liabilities include distributions payable to noncontrolling interests in subsidiaries and redeemable noncontrolling interests in subsidiaries of $12,336 and $8,552 as of September 30, 2015 and December 31, 2014, respectively; accounts payable of $2,404 and $2,748 as of September 30, 2015 and December 31, 2014, respectively; customer deposits of $2,572 and $6,405 as of September 30, 2015 and December 31, 2014, respectively; accrued liabilities and other payables of $2,028 and $969 as of September 30, 2015 and December 31, 2014, respectively; and current portion of long-term debt of $0 and $9,134 as of September 30, 2015 and December 31, 2014, respectively.

See further description in Note 7, VIE Arrangements.

See accompanying notes.

SolarCity Corporation

Condensed Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Operating leases and solar energy systems incentives	$85,059	$52,178	$218,113	$124,431
Solar energy systems and components sales	28,798	6,165	66,026	58,792
Total revenue	113,857	58,343	284,139	183,223
Cost of revenue:
Operating leases and solar energy systems incentives	46,015	25,728	115,667	62,533
Solar energy systems and components sales	42,554	6,640	78,101	57,057
Total cost of revenue	88,569	32,368	193,768	119,590
Gross profit	25,288	25,975	90,371	63,633
Operating expenses:
Sales and marketing	129,284	56,472	329,115	159,093
General and administrative	69,423	39,608	168,288	111,006
Research and development	17,652	4,235	42,173	9,158
Total operating expenses	216,359	100,315	539,576	279,257
Loss from operations	(191,071)	(74,340)	(449,205)	(215,624)
Interest expense - net	25,862	16,321	64,880	37,192
Other expense - net	16,851	2,961	21,723	4,293
Loss before income taxes	(233,784)	(93,622)	(535,808)	(257,109)
Income tax (provision) benefit	(482)	23,506	(1,128)	23,315
Net loss	(234,266)	(70,116)	(536,936)	(233,794)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(215,193)	(89,352)	(473,978)	(181,315)
Net (loss) income attributable to stockholders	$(19,073)	$19,236	$(62,958)	$(52,479)
Net (loss) income attributable to common stockholders
Basic	$(19,073)	$19,236	$(62,958)	$(52,479)
Diluted	$(19,073)	$19,236	$(62,958)	$(52,479)
Net (loss) income per share attributable to common stockholders
Basic	$(0.20)	$0.21	$(0.65)	$(0.57)
Diluted	$(0.20)	$0.19	$(0.65)	$(0.57)
Weighted-average shares used to compute net (loss) income per share attributable to common stockholders
Basic	97,384,949	93,323,687	97,027,412	92,335,789
Diluted	97,384,949	99,380,397	97,027,412	92,335,789

See accompanying notes.

SolarCity Corporation

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities:
Net loss	$(536,936)	$(233,794)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	118,091	66,602
Non cash interest and other expense	12,554	8,607
Stock-based compensation, net of amounts capitalized	61,010	45,660
Loss on extinguishment of long-term debt	1,093	1,504
Deferred income taxes	(102)	(23,696)
Non-cash reduction in financing obligation	(36,431)	(36,407)
Loss on disposal of property, plant and equipment and construction in progress	92	1,227
Changes in operating assets and liabilities:
Restricted cash	(19,814)	(3,834)
Accounts receivable	(15,623)	722
Rebates receivable	14,977	(6,182)
Inventories	(91,624)	(66,325)
Prepaid expenses and other current assets	(42,305)	(15,186)
MyPower deferred costs	(150,267)	—
Other assets	(12,769)	(12,092)
Accounts payable	56,695	80,651
Accrued and other liabilities	110,356	(17,283)
Customer deposits	(5,465)	(560)
Deferred revenue	10,151	128,054
Net cash used in operating activities	(526,317)	(82,332)
Investing activities:
Payments for the cost of solar energy systems, leased and to be leased	(1,134,929)	(793,713)
Purchase of property, plant and equipment	(147,784)	(13,420)
Investment in promissory notes receivable and other advances	(1,189)	(15,750)
Purchases of short-term investments	(44,592)	(46,543)
Proceeds from sales and maturities of short-term investments	136,560	9,600
Acquisition of business, net of cash acquired	(9,509)	1,874
Payments to acquire redeemable noncontrolling interest in a subsidiary	—	(450)
Net cash used in investing activities	(1,201,443)	(858,402)

	Nine Months Ended September 30,
	2015	2014
Financing activities:
Investment fund financings, bank and other borrowings:
Borrowings under long-term debt	783,123	256,090
Repayments of long-term debt	(211,976)	(246,726)
Proceeds from issuance of solar bonds	41,594	—
Proceeds from issuance of solar bonds issued to related parties	165,010	—
Proceeds from issuance of solar asset-backed notes	119,790	263,551
Repayments of borrowings under solar asset-backed notes	(13,859)	(3,962)
Payment of deferred purchase consideration	(3,747)	(957)
Proceeds from financing obligation	26,398	30,124
Repayments of financing obligation	(5,136)	(6,557)
Repayment of capital lease obligations	(3,223)	(1,153)
Proceeds from investment by noncontrolling interests and redeemable noncontrolling interests in subsidiaries	754,916	428,061
Distributions paid to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	(67,154)	(107,254)
Proceeds from U.S. Treasury grants	—	342
Net cash provided by financing activities before equity and convertible notes issuances	1,585,736	611,559
Equity issuances:
Proceeds from issuance of convertible senior notes	—	488,713
Purchase of capped call options	—	(57,600)
Proceeds from exercise of stock options	10,391	17,498
Net cash provided by equity issuances	10,391	448,611
Net cash provided by financing activities	1,596,127	1,060,170
Net (decrease) increase in cash and cash equivalents	(131,633)	119,436
Cash and cash equivalents, beginning of period	504,383	577,080
Cash and cash equivalents, end of period	$372,750	$696,516
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$34,418	$15,583
Cash paid during the period for taxes, net of refunds	$257	$1,881

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

2. Summary of Significant Accounting Policies and Procedures

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, or GAAP, and reflect the accounts and operations of the Company and those of its subsidiaries in which the Company has a controlling financial interest. In accordance with the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 810, Consolidation, the Company consolidates any variable interest entity, or VIE, of which it is the primary beneficiary. The Company and fund investors form VIEs in the ordinary course of business in order to facilitate funding and monetization of solar energy systems. The typical condition for a controlling financial interest ownership is holding a majority of the voting interests of an entity; however, a controlling financial interest may also exist in entities, such as VIEs, through arrangements that do not involve controlling voting interests. ASC 810 requires a variable interest holder to consolidate a VIE if that party has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company does not consolidate a VIE in which it has a majority ownership interest when the Company is not considered the primary beneficiary. The Company has determined that it is the primary beneficiary of a number of VIEs (see Note 7, VIE Arrangements). The Company evaluates its relationships with all the VIEs on an ongoing basis to ensure that it continues to be the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.

The Company and its subsidiaries’ fiscal quarters and years are the same as calendar quarters and years except for one subsidiary, Silevo, LLC, or Silevo, which continues to have fiscal quarters based on 13-week periods and fiscal years based on 52-week periods. Silevo’s third fiscal quarter of 2015 began on June 28, 2015 and ended on September 26, 2015, and this timing difference and the related activity did not materially impact the condensed consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Use of Estimates

The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Management regularly makes significant estimates and assumptions regarding the selling price of undelivered elements for revenue recognition purposes, the collectability of accounts and rebates receivable, the valuation of inventories, the labor costs for long-term contracts used as a basis for determining the percentage of completion for such contracts, the fair values and residual values of solar energy systems subject to leases, the accounting for business combinations, the fair values and useful lives of acquired tangible and intangible assets, the fair value of debt assumed under business combinations, the fair value of contingent consideration payable under business combinations, the fair value of short-term investments, the useful lives of solar energy systems, property, plant and equipment, the determination of accrued warranty, the determination of accrued liability for solar energy systems performance guarantees, the determination of lease pass-through financing obligations, the discount rates used to determine the fair values of investment tax credits, the valuation of stock-based compensation, the determination of valuation allowances associated with deferred tax assets, asset impairment, the valuation of build-to-suit lease assets, the fair value of interest rate swaps and other items. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ materially from those estimates.

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

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

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

As of September 30, 2015, short-term investments were comprised of $38.7 million of corporate debt securities and $6.9 million of asset-backed securities. The costs of these securities approximated their fair values, and there were no material gross realized or unrealized gains, gross realized or unrealized losses or impairment losses recognized for the three and nine months ended September 30, 2015. As of September 30, 2015, all short-term investments were scheduled to mature within the next twelve months.

Interest Rate Swaps

The Company enters into fixed-for-floating interest rate swap agreements to reduce the potential impact of future changes in interest rates on certain variable rate debt. All interest rate swaps are recognized at fair value on the condensed consolidated balance sheets within other assets or other liabilities and deferred credits, with any changes in fair value recognized as other income or expense in the condensed consolidated statements of operations. The Company has not designated any interest rate swaps as hedging instruments. As of and for the periods ended September 30, 2015, the Company had interest rate swaps outstanding as follows (in thousands):

			Gross Losses
	Aggregate	Gross	Three Months Ended	Nine Months Ended
	Notional	Liability at	September 30,	September 30,
	Amount	Fair Value	2015	2015
Interest rate swaps	$356,812	$12,570	$12,253	$12,570

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

As of September 30, 2015, the Company’s assets and liabilities carried at fair value on a recurring basis included cash equivalents, short-term investments, interest rate swaps and contingent consideration, as follows (in thousands):

	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$34,756	$—	$—
Short-term investments:
Corporate debt securities	$—	$38,708	$—
Asset-backed securities	$—	$6,908	$—
Liabilities:
Interest rate swaps	$—	$12,570	$—
Contingent consideration	$—	$—	$121,749

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

The Company classified its money market funds within Level 1 because their fair values are based on their quoted market prices. The Company classified its corporate debt securities, asset-backed securities and interest rate swaps within Level 2 because their fair values are determined using alternative pricing sources or models that utilized market observable inputs, including current and forward interest rates, to determine their fair values. The Company classified its contingent consideration within Level 3 because their fair values are determined using unobservable probability estimates and unobservable estimated discount rates applicable to the acquisition to determine the fair value. During the nine months ended September 30, 2015, there were no transfers between the levels of the fair value hierarchy.

The contingent consideration is dependent on the achievement of specified production milestones for the acquired business. The fair value of the contingent consideration is directly proportional to the estimated probabilities of achievement of these milestones. As of September 30, 2015, the estimated probabilities ranged from 90% to 95%, the estimated discount rates ranged from 5.0% to 7.0%, $42.9 million was included under accrued and other current liabilities on the condensed consolidated balance sheets and $78.8 million was included under other liabilities and deferred credits on the condensed consolidated balance sheets.

The following table summarizes the activity of the Level 3 contingent consideration balance in the nine months ended September 30, 2015 (in thousands):

Balance - beginning of the period	$117,197
Change in fair value recorded in other expense - net	4,552
Balance - end of the period	$121,749

The Company’s financial instruments that are not re-measured at fair value include accounts receivable, customer notes receivable, rebates receivable, accounts payable, customer deposits, distributions payable to noncontrolling interests and redeemable noncontrolling interests, the participation interest, solar asset-backed notes, convertible senior notes, Solar Bonds and long-term debt. The carrying values of these financial instruments other than customer notes receivable, the participation interest, solar asset-backed notes, convertible senior notes, Solar Bonds and long-term debt approximated their fair values due to the fact that they were short-term in nature at September 30, 2015 and December 31, 2014 (Level 1).

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

The following table presents the estimated fair values and the carrying values of the participation interest, solar asset-backed notes and convertible senior notes (in thousands):

	September 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Participation interest	$15,648	$14,435	$15,556	$14,102
Solar asset-backed notes	$425,038	$431,342	$317,967	$328,313
Convertible senior notes	$796,000	$630,330	$796,000	$752,176

The Company has estimated the fair values of customer notes receivable, Solar Bonds and long-term debt to approximate their carrying values based on rates currently offered for instruments with similar maturities and terms.

Customer Notes Receivable

In determining the allowance and credit quality for customer loans under MyPower, the Company identifies significant customers with known disputes or collection issues and also considers its historical level of credit losses and current economic trends that might impact the level of future credit losses. Customer notes receivable that are individually impaired are charged-off as a write-off of allowance for losses. As of September 30, 2015, there were no significant customers with known disputes or collection issues, and the amount of potentially uncollectible amounts was insignificant. Accordingly, the Company did not establish an allowance for losses against customer notes receivable. In addition, there were no material non-accrual or past due customer notes receivable as of September 30, 2015.

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

Deferred Revenue and Deferred Costs under MyPower Contracts

For solar energy systems sold under a MyPower contract, the Company has determined that the arrangement consideration is not currently fixed or determinable. In making this determination, the Company considered (i) the MyPower arrangement is unique and the Company does not have company-specific or market history for similar financing arrangements with similar asset classes over an extended term; (ii) customer preferences and satisfaction during the life of these long-term contracts, including as a result of technological advances in solar energy systems over time, may change, and the Company may be incented to offer future inducements or concessions to ensure customers remain satisfied during the life of these long-term contracts; and (iii) possible future decreases in the retail prices of electricity from utilities or from other renewable energy sources that may make the purchase of the solar energy systems less economically attractive and may cause the Company to amend the terms of its contracts to ensure continued performance and remain competitive. Accordingly, the Company initially defers the revenue associated with the sale of a solar energy system under a MyPower contract when it delivers the system that has passed inspection by the utility or the authority having jurisdiction. In instances where there are multiple deliverables in a single MyPower contract, the Company allocates the arrangement consideration to the various elements in the contract based on the relative selling price method. Then, the Company recognizes revenue for the system over the term of the contract as cash payments are received for the loan’s principal and interest. The deferred revenue is included in the condensed consolidated balance sheets under the current portion of deferred revenue for the portion expected to be recognized as revenue in the next 12 months, and the non-current portion is included under deferred revenue, net of current portion. The Company records a note receivable when the customer secures the loan from a subsidiary of the Company to finance the purchase.

MyPower deferred revenue activity was as follows (in thousands):

As of and for the
Nine Months Ended
September 30,
2015
Balance - beginning of the period	$33,651
MyPower systems delivered under executed contracts	319,239
MyPower revenue recognized within solar energy systems and components sales	(15,327)
Balance - end of the period	$337,563

Of the balance outstanding as of September 30, 2015, $4.1 million is included in the condensed consolidated balance sheet under current portion of deferred revenue. The balances in the table above do not include $28.5 million allocated to remote monitoring service revenue and $5.3 million allocated to accrued sales taxes.

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

As of and for the
Nine Months Ended
September 30,
2015
Balance - beginning of the period	$13,571
MyPower systems delivered under executed contracts(1)	158,098
Recognized in cost of revenue within solar energy systems and components sales	(6,734)
Recognized in operating expenses	(248)
Balance - end of the period	$164,687

(1)	Included in MyPower systems delivered under executed contracts was $20.4 million of MyPower contract origination costs incurred in the nine months ended September 30, 2015.

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

Of the balance outstanding as of September 30, 2015, $1.9 million is included in the condensed consolidated balance sheet under prepaid and other current assets.

Warranties

The Company generally provides a warranty on the installation and components of the solar energy systems that it sells, including sales under MyPower contracts, of typically between 10 to 30 years. The manufacturer’s warranty on the solar energy systems’ components, which is typically passed-through to customers, ranges from 1 to 25 years. However, for the solar energy systems under lease contracts or power purchase agreements, the Company does not accrue a warranty liability because it owns those solar energy systems. Instead, any repair costs on those solar energy systems are expensed when they are incurred.

The changes in the accrued warranty balance, recorded as a component of accrued and other current liabilities on the condensed consolidated balance sheets, consisted of the following (in thousands):

As of and for the
Nine Months Ended
September 30, 2015
Balance - beginning of the period	$8,607
Change in estimate	(3,158)
Increase in liability (including $18,535 related to MyPower contracts)	19,950
Less warranty claims	(231)
Balance - end of the period	$25,168

Solar Energy Systems Performance Guarantees

The Company guarantees certain specified minimum solar energy production output for certain solar energy systems leased or sold to customers generally for a term up to 30 years. The Company monitors the solar energy systems to ensure that these outputs are being achieved. The Company evaluates if any amounts are due to its customers and makes any payments periodically as specified in the customer contracts. As of September 30, 2015 and December 31, 2014, the Company had recorded liabilities of $2.8 million and $1.6 million, respectively, under accrued and other current liabilities in the condensed consolidated balance sheets, relating to these guarantees based on the Company’s assessment of its current exposure.

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

Segment Information

Operating segments are defined as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the executive team, which is comprised of the Chief Executive Officer, Chief Technology Officer, Chief Revenue Officer, Chief Operating Officer and Chief Financial Officer. Based on the financial information presented to and reviewed by the executive team in deciding how to allocate resources and in assessing the performance of the Company, the Company has determined that it has a single operating and reporting segment: solar energy products and services. The Company’s principal operations, revenue and decision-making functions are located in the United States.

Basic and Diluted Net Income (Loss) Per Share

The Company’s basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period.

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

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

Recently Issued Accounting Standards

In May 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers, to replace the existing revenue recognition criteria for contracts with customers and to establish the disclosure requirements for revenue from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, to defer the effective date of ASU No. 2014-09 to interim and annual periods beginning after December 15, 2017, with early adoption permitted. Adoption of the ASUs is either retrospective to each prior period presented or retrospective with a cumulative adjustment to retained earnings or accumulated deficit as of the adoption date. The Company is currently assessing the impact of the ASUs on its condensed consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, to require debt issuance costs to be presented as an offset against debt outstanding as opposed to an asset. The ASU is effective for interim and annual periods beginning after December 15, 2015. Adoption of the ASU is retrospective to each prior period presented. Upon adoption of the ASU, the Company will offset its debt issuance costs, which were $29.6 million as of September 30, 2015, against debt outstanding.

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

3. Acquisition

Ilioss

On August 7, 2015, the Company acquired all of the outstanding shares of ILIOSSON, S.A. de C.V., or Ilioss, a designer and marketer of commercial and industrial solar energy systems in Mexico. Historically, Ilioss subcontracted the installation of its solar energy systems and sold them to financing companies along with the related customer power purchase agreements. The Company expects to vertically integrate Ilioss’ operations and expand throughout Mexico.

The purchase consideration was comprised of $9.7 million payable in cash. Additionally, the Company would pay earn-outs comprising of: (i) $5.0 million in cash upon the successful achievement of a commercial battery storage deployment milestone on or before June 30, 2016 and (ii) additional cash consideration based on the number of megawatts deployed by Ilioss in Mexico from the acquisition date through December 31, 2019. The terms of the earn-out payments require the sellers to remain employed to receive the earn-out payments. No amounts would be payable for any earn-outs not achieved. The Company has determined that these earn-out payments are compensation for post-acquisition services, and the Company will, therefore, recognize the amounts as they are earned.

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

The following table summarizes the preliminary assessment of the fair values of the assets acquired and the liabilities assumed as of the acquisition date (in thousands). The Company is in the process of completing the valuation of the assets acquired and the liabilities assumed. Accordingly, the preliminary fair values reflected in the following table are subject to change.

Cash	$145
Accounts receivable	241
Prepaid and other assets	307
Property, plant and equipment	18
Accounts payable and other liabilities	(1,015)
Deferred revenue	(553)
Deferred tax liabilities	(1,855)
Intangible assets	6,420
Total identifiable net assets at fair value	3,708
Goodwill	5,945
Total purchase consideration	$9,653

The goodwill recognized was primarily attributable to Ilioss’ assembled workforce and their knowledge and experience with the Mexican solar energy market that would enable the Company to grow its presence there. The full amount of the goodwill is not deductible for tax purposes.

The following table summarizes the acquired intangible assets as of the acquisition date:

		Weighted-
		Average
	Fair Value	Useful Life
	(in thousands)	(in years)
Customer relationships	$6,190	6
Non-compete agreements	230	3
Total	$6,420

Pro forma financial information and the historical revenue and earnings of the acquiree are not presented as they were not material to the condensed consolidated statements of operations.

4. Goodwill and Intangible Assets

The Company is in the process of completing the valuation of certain assets and liabilities from the Ilioss acquisition discussed in Note 3, Acquisition, including the gross amounts of certain intangible assets presented in the table below amounting to $6.4 million. Such amounts are preliminary and subject to change. There were no material changes recorded in the nine months ended September 30, 2015 related to the amounts reported in the Company’s Form 10-K for the year ended December 31, 2014, except for the periodic amortization of the intangible assets.

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

Intangible Assets

The following is a summary of intangible assets as of September 30, 2015 (in thousands):

	Weighted-
	average
	useful life		Accumulated
	(in years)	Gross	amortization	Net
Developed technology - Silevo	10	$115,000	$(11,720)	$103,280
Developed technology - Zep Solar	7	60,100	(15,510)	44,590
Trademarks and trade names	7	24,700	(6,374)	18,326
Marketing database	5	17,427	(7,213)	10,214
PowerSaver agreement	10	17,077	(3,534)	13,543
Non-compete agreements	5	7,189	(2,897)	4,292
Customer relationships	6	6,190	(226)	5,964
Other	6	10,028	(4,684)	5,344
Total	8.26	$257,711	$(52,158)	$205,553

The following is a summary of intangible assets as of December 31, 2014 (in thousands):

				Transfers to
	Weighted-			solar energy
	average			systems,	Write-offs
	useful life		Accumulated	leased and to be	and
	(in years)	Gross	amortization	leased	cancellations	Net
Developed technology - Silevo	10	$115,000	$(3,096)	$—	$—	111,904
Developed technology - Zep Solar	7	60,100	(9,070)	—	—	51,030
Trademarks and trade names	7	24,700	(3,728)	—	—	20,972
Marketing database	5	17,427	(4,599)	—	—	12,828
PowerSaver agreement	10	17,077	(2,253)	—	—	14,824
Solar energy systems backlog	30	12,434	—	(10,755)	(1,679)	—
Non-compete agreements	5	6,959	(1,836)	—	—	5,123
Other	6	10,028	(3,072)	—	—	6,956
Total	9.35	$263,725	$(27,654)	$(10,755)	$(1,679)	$223,637

All intangible assets, with the exception of the solar energy systems backlog, are amortized over their estimated useful lives.

The changes to the carrying values of the intangibles assets were as follows (in thousands):

September 30, 2015
Balance - beginning of the period	$223,637
Acquisition of Ilioss	6,420
Amortization	(24,504)
Balance - end of the period	$205,553

Amortization expense for intangible assets for the nine months ended September 30, 2015 and 2014 was allocated as follows (in thousands):

	Nine Months Ended September 30,
	2015	2014
Included in operating leases and solar energy incentives cost of revenue	$12,924	$5,283
Included in solar energy systems and components sales cost of revenue	2,627	2,121
Total included in cost of revenue	15,551	7,404
Included in sales and marketing	8,953	8,772
Total amortization expense	$24,504	$16,176

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

No intangible assets were impaired during the nine months ended September 30, 2015.

The total future amortization expense for intangible assets is expected to be (in thousands):

	Cost of Revenue	Operating Expense	Total
Three months ending December 31, 2015	$5,206	$3,225	$8,431
2016	20,652	12,386	33,038
2017	20,495	11,306	31,801
2018	20,495	9,711	30,206
2019	20,495	6,329	26,824
Thereafter	64,546	10,707	75,253
Total	$151,889	$53,664	$205,553

Goodwill

The carrying value of goodwill increased from $315.9 million to $321.9 million in the nine months ended September 30, 2015 as a result of the Ilioss acquisition (see Note 3, Acquisition).

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

5. Selected Balance Sheet Components

Selected components of the condensed consolidated balance sheets were as follows (in thousands):

	September 30, 2015	December 31, 2014
Inventories:
Raw materials	$299,015	$209,251
Work in progress	10,175	7,972
Total	$309,190	$217,223

Solar Energy Systems, Leased and To Be Leased - Net:
Solar energy systems leased to customers	$3,295,232	$2,388,548
Initial direct costs related to solar energy systems leased to customers	327,978	207,537
	3,623,210	2,596,085
Less accumulated depreciation and amortization	(241,469)	(159,160)
	3,381,741	2,436,925
Solar energy systems under construction	276,574	131,048
Solar energy systems to be leased to customers	211,404	228,823
Solar energy systems, leased and to be leased - net(1)(2)	$3,869,719	$2,796,796

Property, plant and equipment - net
Vehicles	$46,411	$28,815
Computer hardware and software	34,605	28,724
Furniture and fixtures	9,465	5,501
Leasehold improvements - manufacturing facilities	47,592	—
Leasehold improvements - other	17,911	13,992
Manufacturing and lab equipment	102,173	21,677
Other	32,832	7,280
	290,989	105,989
Less accumulated depreciation and amortization	(47,146)	(30,525)
Property, plant and equipment - net	$243,843	$75,464

Accrued and Other Current Liabilities:
Accrued compensation	$75,770	$50,414
Current portion of contingent consideration	42,905	41,978
Accrued expenses	79,462	34,298
Accrued sales and use taxes	8,429	10,438
Accrued warranty	25,168	8,607
Current portion of capital lease obligation	7,457	3,430
Current portion of deferred gain on sale-leaseback transactions	3,243	3,243
Total	$242,434	$152,408

Other Liabilities and Deferred Credits:
Deferred gain on sale-leaseback transactions, net of current portion	$52,358	$54,790
Capital lease obligation, net of current portion	37,926	27,791
Contingent consideration, net of current portion	78,844	75,219
Participation interest	15,648	15,556
Other noncurrent liabilities	86,818	44,668
Total	$271,594	$218,024

(1)

Included in solar energy systems leased to customers as of September 30, 2015 and December 31, 2014 was $66.4 million related to capital leased assets with an accumulated depreciation of $10.0 million and $7.9 million, respectively.

(2)

Included in solar energy systems leased to customers as of September 30, 2015 and December 31, 2014 was $4.9 million and $3.5 million, respectively, related to energy storage systems with an accumulated depreciation of $0.4 million and $0.1 million, respectively.

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

6. Indebtedness

The following is a summary of the Company’s debt as of September 30, 2015 (dollars in thousands):

	Unpaid			Unused
	Principal	Carrying Value, Net of Fees		Borrowing
	Balance	Current	Long-Term	Capacity	Interest Rate	Maturity Dates
Recourse debt:
Secured revolving credit facility	$295,000	$—	$291,392	$18,820	3.4%-5.5%	December 2016
Vehicle and other loans	16,129	10,960	5,169	—	2.5%-4.4%	April 2015 - June 2019
2.75% convertible senior notes due in 2018	230,000	—	230,000	—	2.8%	November 2018
1.625% convertible senior notes due in 2019	566,000	—	566,000	—	1.6%	November 2019
Solar Bonds	45,354	10,797	34,333	*	1.1%-5.8%	January 2016 - September 2030
Solar Bonds issued to related parties	165,540	165,340	200	*	2.0%-4.0%	October 2015 - October 2021
Total recourse debt	1,318,023	187,097	1,127,094	18,820
Non-recourse debt:
Term loan due in May 2016	34,622	33,511	—	—	3.7%	May 2016
Term loan due in December 2016	108,776	—	107,427	65,549	3.4%	December 2016
MyPower revolving credit facility	123,083	—	120,863	76,917	3.3%-5.3%	January 2017
Revolving aggregation credit facility	317,977	—	308,303	332,023	2.9%	December 2017
Solar Asset-backed Notes, Series 2013-1	46,956	3,410	43,546	—	4.8%	November 2038
Solar Asset-backed Notes, Series 2014-1	65,325	2,904	62,420	—	4.6%	April 2044
Solar Asset-backed Notes, Series 2014-2	193,755	6,517	186,534	—	4.0%-Class A 5.4%-Class B	July 2044
Solar Asset-backed Notes, Series 2015-1	122,295	1,428	118,279	—	4.2%-Class A 5.6%-Class B	August 2045
Total non-recourse debt	1,012,789	47,770	947,372	474,489
Total debt	$2,330,812	$234,867	$2,074,466	$493,309

*	Out of the $350.0 million authorized to be issued by the Company’s board of directors, $139.1 million remained available to be issued.

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

The following is a summary of the Company’s debt as of December 31, 2014 (dollars in thousands):

	Unpaid			Unused
	Principal	Carrying Value, Net of Fees		Borrowing
	Balance	Current	Long-Term	Capacity	Interest Rate	Maturity Date
Recourse debt:
Secured revolving credit facility	$130,000	$—	$126,939	$54,935	3.4%	December 2016
Vehicle loans	9,724	2,647	7,077	—	1.9%-7.5%	March 2015 - June 2019
2.75% convertible senior notes due in 2018	230,000	—	230,000	—	2.8%	November 2018
1.625% convertible senior notes due in 2019	566,000	—	566,000	—	1.6%	November 2019
Solar Bonds	3,413	820	2,593	#	2.0%-4.0%	October 2015 - October 2018
Solar Bonds issued to related parties	530	330	200	#	2.0%-4.0%	October 2015 - October 2018
Total recourse debt	939,667	3,797	932,809	54,935
Non-recourse debt:
Term loan assumed from Silevo acquisition	9,134	9,134	—	—	7.8%	June 2015
Term loan due in May 2016	34,195	—	33,497	90,805	3.2%	May 2016
Term loan due in December 2016	122,655	—	120,108	127,345	3.4%-3.5%	December 2016
Solar Asset-backed Notes, Series 2013-1	49,519	3,291	46,228	—	4.8%	November 2038
Solar Asset-backed Notes, Series 2014-1	67,676	2,779	64,897	—	4.6%	April 2044
Solar Asset-backed Notes, Series 2014-2	201,494	7,504	193,268	—	4.0%-Class A 5.4%-Class B	July 2044
Total non-recourse debt	484,673	22,708	457,998	218,150
Total debt	$1,424,340	$26,505	$1,390,807	$273,085

#	Out of the $200.0 million authorized to be issued by the Company’s board of directors, $196.1 million remained available to be issued.

Recourse debt refers to debt that is recourse to the Company’s general assets. Non-recourse debt refers to debt that is recourse to only specified assets or subsidiaries of the Company. The Company’s debt is described further below.

Recourse Debt Facilities:

Secured Revolving Credit Facility

The Company has a revolving credit agreement with a syndicate of banks to obtain funding for working capital, letters of credit and funding for general corporate needs. On June 29, 2015, the committed amount under the secured revolving credit facility was increased to $260.0 million. On July 24, 2015, the committed amount under the secured revolving credit facility was increased to $333.5 million. Borrowed funds bear interest, at the Company’s option, at an annual rate of (a) 3.25% plus LIBOR or (b) 2.25% plus the highest of (i) the federal funds rate plus 0.50%, (ii) Bank of America’s published “prime rate” or (iii) LIBOR plus 1.00%. The fee for undrawn commitments is 0.375% per annum. The secured revolving credit facility is secured by certain of the Company’s machinery and equipment, accounts receivable, inventory and other assets. The secured revolving credit facility is scheduled to expire on December 31, 2016. The Company was in compliance with all financial covenants as of September 30, 2015.

Vehicle and Other Loans

The Company has entered into various vehicle and other loan agreements with various financial institutions. The vehicle loans are secured by the vehicles financed. The Company was in compliance with all financial covenants as of September 30, 2015.

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

Each $1,000 of principal of the convertible senior notes is initially convertible into 16.2165 shares of the Company’s common stock, which is equivalent to an initial conversion price of $61.67 per share, subject to adjustment upon the occurrence of specified events set forth in the applicable indenture. Holders of the convertible senior notes may convert their convertible senior notes at their option at any time up to and including the second scheduled trading day prior to maturity. If certain events that would constitute a make-whole fundamental change under the applicable indenture occur prior to the maturity date, the Company would increase the conversion rate for a holder who elects to convert its convertible senior notes in connection with such an event in certain circumstances. The convertible senior note holders may require the Company to repurchase their convertible senior notes for cash only under certain defined fundamental changes. The Company was in compliance with all financial covenants as of September 30, 2015.

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

Each $1,000 of principal of the convertible senior notes is initially convertible into 11.972 shares of the Company’s common stock, which is equivalent to an initial conversion price of $83.53 per share, subject to adjustment upon the occurrence of specified events set forth in the applicable indenture. Holders of the convertible senior notes may convert their convertible senior notes at their option at any time up to and including the second scheduled trading day prior to maturity. If certain events that would constitute a make-whole fundamental change under the applicable indenture occur prior to the maturity date, the Company would increase the conversion rate for a holder who elects to convert its convertible senior notes in connection with such an event in certain circumstances. The convertible senior note holders may require the Company to repurchase their convertible senior notes for cash only under certain defined fundamental changes. The Company was in compliance with all financial covenants as of September 30, 2015.

In connection with the issuance of the convertible senior notes in September 2014, the Company paid $57.6 million to enter into capped call option agreements to reduce the potential dilution to holders of the Company’s common stock after a conversion of the convertible senior notes. In connection with the additional issuance of the convertible senior notes on October 10, 2014, the Company paid $7.6 million to enter into additional capped call option agreements. Specifically, upon the exercise of the capped call options, the Company would receive shares of its common stock equal to 6,776,152 shares multiplied by (a) (i) the lower of $126.08 or the then market price of its common stock less (ii) $83.53 and divided by (b) the then market price of its common stock. The results of this formula are that the Company would receive more shares as the market price of its common stock exceeds $83.53 and approaches $126.08, but the Company would receive fewer shares as the market price of its common stock exceeds $126.08. Consequently, if the convertible senior notes are converted, then the number of shares to be issued by the Company would be effectively partially offset by the shares received by the Company under the capped call options as they are exercised.The Company can also elect to receive the equivalent value of cash in lieu of shares. The capped call options expire on various dates ranging from September 4, 2019 to October 29, 2019, and the formula above would be adjusted in the event of a merger; a tender offer; nationalization, insolvency or delisting of the Company’s common stock; changes in law; failure to deliver; insolvency filing; stock splits, combinations, dividends, repurchases or similar events; or an announcement of certain of the preceding actions. Although intended to reduce the net number of shares issued after a conversion of the convertible senior notes, the capped call options were separately negotiated transactions, are not a part of the terms of the convertible senior notes, do not affect the rights of the convertible senior note holders and will take effect regardless of whether the convertible senior notes are actually converted. The capped call options met the criteria for equity classification because they are indexed to the Company’s common stock and the Company always controls whether settlement will be in shares or cash. As a result, the amounts paid for the capped call options were recorded as reductions to additional paid-in capital. The capped call options are excluded from the calculation of diluted net income (loss) per share attributable to common stockholders as their effect is antidilutive.

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

Solar Bonds

In October 2014, the Company commenced issuing Solar Bonds, which are senior unsecured obligations that are structurally subordinate to the indebtedness and other liabilities of the Company’s subsidiaries. Solar Bonds have been issued under multiple series that have various fixed terms and interest rates. In September 2015, the Company commenced issuing Solar Bonds with variable interest rates that reset quarterly and that can be redeemed quarterly at the option of the bondholder or the Company, with 30 days’ advance notice. The Company intends to continue to issue Solar Bonds from time to time depending on market conditions. In March 2015, Space Exploration Technologies Corporation, or SpaceX, purchased $90.0 million in aggregate principal amount of 2.00% Solar Bonds due in March 2016. In June 2015, SpaceX purchased an additional $75.0 million in aggregate principal amount of 2.00% Solar Bonds due in June 2016. SpaceX is considered a related party (see Note 13, Related Party Transactions). The Company was in compliance with all debt covenants as of September 30, 2015.

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

Term Loan Due in September 2015

In March 2015, a subsidiary of the Company entered into an agreement with a bank for a term loan of $79.0 million. The term loan bore interest, at the Company’s option, at an annual rate of (a) 3.50% plus LIBOR or (b) 3.50% plus the highest of (i) the Federal Funds Rate plus 0.50%, (ii) Bank of America’s published “prime rate” or (iii) LIBOR plus 1.00%. The term loan was secured by certain assets and cash flows of certain subsidiaries of the Company and was non-recourse to the Company’s other assets or cash flows. On May 4, 2015, the Company fully paid-off the term loan using a portion of the proceeds from the revolving aggregation credit facility (see below).

Term Loan Due in May 2016

On May 23, 2014, a subsidiary of the Company entered into an agreement with a syndicate of banks for a term loan of $125.0 million. The term loan bears interest at an annual rate of 3.00% to 4.00%, depending on the cumulative period the term loan has been outstanding, plus LIBOR or, at the Company’s option, plus the highest of (i) the Federal Funds Rate plus 0.50%, (ii) Bank of America’s published “prime rate” or (iii) LIBOR plus 1.00%. The term loan is secured by certain assets and cash flows of the subsidiary and is non-recourse to the Company’s other assets or cash flows. The Company was in compliance with all financial covenants as of September 30, 2015.

Term Loan Due in December 2016

On February 4, 2014, a subsidiary of the Company entered into an agreement with a syndicate of banks for a term loan of $100.0 million. On February 20, 2014, the agreement was amended to increase the maximum term loan availability to $220.0 million. On March 20, 2014, the agreement was further amended to increase the maximum term loan availability to $250.0 million. The term loan bears interest at an annual rate of LIBOR plus 3.25% or, at the Company’s option, 3.25% plus the highest of (i) the Federal Funds Rate plus 0.50%, (ii) Bank of America’s published “prime rate” or (iii) LIBOR plus 1.00%. In August 2015, the Company used $75.7 million of the proceeds from the issuance of the Solar Asset-backed Notes, Series 2015-1, to partially prepay the principal outstanding under the term loan (see below). The term loan is secured by the assets and cash flows of the subsidiary and is non-recourse to the Company’s other assets. The Company was in compliance with all financial covenants as of September 30, 2015.

MyPower Revolving Credit Facility

On January 9, 2015, a subsidiary of the Company entered into a $200.0 million revolving credit agreement with a syndicate of banks to obtain funding for the MyPower customer loan program. The MyPower revolving credit facility provides up to $160.0 million of Class A notes and up to $40.0 million of Class B notes. The Class A notes bear interest at an annual rate of 2.50% plus (a) the commercial paper rate or (b) 1.50% plus adjusted LIBOR. The Class B notes bear interest at an annual rate of 5.00% plus LIBOR. The fee for undrawn commitments is 0.50% per annum. The MyPower revolving credit facility is secured by the payments owed to the Company or its subsidiaries under MyPower customer loans and is non-recourse to the Company’s other assets. The Company was in compliance with all financial covenants as of September 30, 2015.

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

The Company has entered into forward interest rate swaps, in order to fix the variable interest rate, for each draw under the MyPower revolving credit facility. The Company accounts for the interest rate swaps as non-hedging derivatives (see Note 2, Summary of Significant Accounting Policies and Procedures).

Revolving Aggregation Credit Facility

On May 4, 2015, a subsidiary of the Company entered into an agreement with a syndicate of banks for a revolving aggregation credit facility with a total committed amount of $500.0 million. On the same date, the subsidiary drew $113.1 million under the revolving aggregation credit facility and used a portion of the proceeds to fully pay-off the term loan due in September 2015 (see above). On July 13, 2015, the total committed amount was increased to $650.0 million. The revolving aggregation credit facility bears interest at an annual rate of 2.75% plus, at the Company’s option, LIBOR or the commercial paper rate. The revolving aggregation credit facility is secured by certain assets and cash flows of certain subsidiaries of the Company and is non-recourse to the Company’s other assets. The Company was in compliance with all financial covenants as of September 30, 2015.

The Company has entered into forward interest rate swaps, in order to fix the variable interest rate, for each draw under the revolving aggregation credit facility. The Company accounts for the interest rate swaps as non-hedging derivatives (see Note 2, Summary of Significant Accounting Policies and Procedures).

Solar Asset-backed Notes, Series 2013-1

In November 2013, the Company pooled and transferred qualifying solar energy systems and the associated customer contracts into a special purpose entity, or SPE, and issued $54.4 million in aggregate principal of Solar Asset-backed Notes, Series 2013-1, backed by these solar assets to certain investors. The SPE is wholly owned by the Company and is consolidated in the Company’s financial statements. Accordingly, the Company did not recognize a gain or loss on the transfer of these solar assets. As of September 30, 2015, these solar assets had a carrying value of $139.8 million and are included under solar energy systems, leased and to be leased — net, in the condensed consolidated balance sheets. The Solar Asset-backed Notes were issued at a discount of 0.05%. The cash flows generated by these solar assets are used to service the monthly principal and interest payments on the Solar Asset-backed Notes and satisfy the SPE’s expenses, and any remaining cash is distributed to a wholly owned subsidiary of the Company. The Company recognizes revenue earned from the associated customer contracts in accordance with the Company’s revenue recognition policy. The assets and cash flows generated by the qualifying solar energy systems are not available to the other creditors of the Company, and the creditors of the SPE, including the Solar Asset-backed Note holders, have no recourse to the Company’s other assets. The Company contracted with the SPE to provide operations and maintenance and administrative services for the qualifying solar energy systems. The Company was in compliance with all financial covenants as of September 30, 2015.

Solar Asset-backed Notes, 2014-1

In April 2014, the Company pooled and transferred qualifying solar energy systems and the associated customer contracts into a SPE and issued $70.2 million in aggregate principal of Solar Asset-backed Notes, Series 2014-1, backed by these solar assets to certain investors. The SPE is wholly owned by the Company and is consolidated in the Company’s financial statements. Accordingly, the Company did not recognize a gain or loss on the transfer of these solar assets. As of September 30, 2015, these solar assets had a carrying value of $130.8 million and are included under solar energy systems, leased and to be leased — net, in the condensed consolidated balance sheets. The Solar Asset-backed Notes were issued at a discount of 0.01%. The cash flows generated by these solar assets are used to service the monthly principal and interest payments on the Solar Asset-backed Notes and satisfy the SPE’s expenses, and any remaining cash is distributed to a wholly owned subsidiary of the Company. The Company recognizes revenue earned from the associated customer contracts in accordance with the Company’s revenue recognition policy. The assets and cash flows generated by the qualifying solar energy systems are not available to the other creditors of the Company, and the creditors of the SPE, including the Solar Asset-backed Note holders, have no recourse to the Company’s other assets. The Company contracted with the SPE to provide operations and maintenance and administrative services for the qualifying solar energy systems. The Company was in compliance with all financial covenants as of September 30, 2015.

Solar Asset-backed Notes, Series 2014-2

In July 2014, the Company pooled and transferred qualifying solar energy systems and the associated customer contracts into a SPE and issued $160.0 million in aggregate principal of Solar Asset-backed Notes, Series 2014-2, Class A, and $41.5 million in aggregate principal of Solar Asset-backed Notes, Series 2014-2, Class B, to certain investors. The SPE is wholly owned by the Company and is consolidated in the Company’s financial statements. Accordingly, the Company did not recognize a gain or loss on the transfer of these solar assets. As of September 30, 2015, these solar assets had a carrying value of $278.1 million and are included under solar energy systems, leased and to be leased — net, in the condensed consolidated balance sheets. The Solar Asset-backed

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

Notes were issued at a discount of 0.01%. These solar assets and the associated customer contracts are leased to an investor under a lease pass-through arrangement that the Company has accounted for as a borrowing. The rent paid by the investor under the lease pass-through arrangement is used (and, following the expiration of the lease pass-through arrangement, the cash generated by these solar assets will be used) to service the monthly principal and interest payments on the Solar Asset-backed Notes and satisfy the SPE’s expenses, and any remaining cash is distributed to a wholly owned subsidiary of the Company. The Company recognizes revenue earned from the associated customer contracts in accordance with the Company’s revenue recognition policy. The assets and cash flows generated by these solar assets are not available to the other creditors of the Company, and the creditors of the SPE, including the Solar Asset-backed Note holders, have no recourse to the Company’s other assets. The Company contracted with the SPE to provide operations and maintenance and administrative services for the qualifying solar energy systems. The Company was in compliance with all financial covenants as of September 30, 2015.

Solar Asset-backed Notes, Series 2015-1

In August 2015, the Company pooled and transferred its interests in certain financing funds into a SPE and issued $103.5 million in aggregate principal of Solar Asset-backed Notes, Series 2015-1, Class A, and $20.0 million in aggregate principal of Solar Asset-backed Notes, Series 2015-1, Class B, to certain investors. The Company used a portion of the proceeds to partially prepay the principal outstanding under the term loan due in December 2016 (see above). The SPE is wholly owned by the Company and is consolidated in the Company’s financial statements. Accordingly, the Company did not recognize a gain or loss on the transfer of these controlling interests and continues to consolidate the underlying financing funds (see Note 7, VIE Arrangements). The Solar Asset-backed Notes were issued at a discount of 0.05% for Class A and 1.46% for Class B. The cash distributed by the underlying financing funds to the SPE are used to service the semi-annual principal and interest payments on the Solar Asset-backed Notes and satisfy the SPE’s expenses, and any remaining cash is distributed to a wholly owned subsidiary of the Company. The SPE’s assets and cash flows are not available to the other creditors of the Company, and the creditors of the SPE, including the Solar Asset-backed Note holders, have no recourse to the Company’s other assets. The Company was in compliance with all financial covenants as of September 30, 2015.

7. VIE Arrangements

The Company has entered into various arrangements with investors to facilitate funding and monetization of solar energy systems. These arrangements include those described in this Note 7, VIE Arrangements, as well as those described in Note 8, Financing Obligations.

VIE Fund Arrangements

Wholly owned subsidiaries of the Company and fund investors formed and contributed cash or assets to various solar financing funds and entered into related agreements. The following table shows the number of current VIE funds by classification of investor, the carrying value of solar energy systems in the funds, the total investor contributions received and undrawn investor contributions as of September 30, 2015 under these funds (in thousands, except for number of funds):

		Total		Carrying
		Investor	Undrawn	Value of
Investor	Number	Contributions	Investor	Solar Energy
Classification	of Funds	Received	Contributions	Systems
Financial institutions	21	$1,266,615	$333,412	$1,487,769
Corporations	6	654,515	169,891	673,095
Utilities	3	259,020	30,000	241,052
Various other investors	1	3,607	—	3,242
Total	31	$2,183,757	$533,303	$2,405,158

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

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

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

As of September 30, 2015 the Company was contractually required to make payments to a fund investor in order to ensure the investor is projected to achieve a specified minimum return annually. The amounts of any potential future payments under this guarantee are dependent on the amounts and timing of future distributions to the investor from the fund, the tax benefits that accrue to the investor from the fund’s activities and the amount and timing of the Company’s purchase of the investor’s interest in the fund or the amount and timing of the distributions to the investor upon liquidation of the fund. Due to uncertainties associated with estimating the amount and timing of distributions to the investor and the possibility and timing of the liquidation of the fund, the Company is unable to determine the potential maximum future payments that it would have to make under this guarantee.

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

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

The Company presents the solar energy systems in the VIEs under solar energy systems, leased and to be leased – net in the condensed consolidated balance sheets. The aggregate carrying values of the VIEs’ assets and liabilities, after elimination of intercompany transactions and balances, in the condensed consolidated balance sheets were as follows (in thousands):

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$36,392	$26,419
Restricted cash	44	106
Accounts receivable - net	17,578	6,769
Rebates receivable	9,261	25,397
Prepaid expenses and other current assets	1,354	615
Total current assets	64,629	59,306
Solar energy systems, leased and to be leased - net	2,405,158	1,581,459
Other assets	9,179	4,080
Total assets	$2,478,966	$1,644,845
Liabilities
Current liabilities:
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	$12,336	$8,552
Current portion of deferred U.S. Treasury grant income	6,506	6,502
Accrued and other current liabilities	444	336
Customer deposits	2,572	6,405
Current portion of deferred revenue	22,209	16,746
Total current liabilities	44,067	38,541
Deferred revenue, net of current portion	294,211	256,200
Deferred U.S. Treasury grant income, net of current portion	165,818	170,548
Other liabilities and deferred credits	22,691	10,825
Total liabilities	$526,787	$476,114

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

Silevo has the right to acquire the JV Partners’ interests in the JV at any time within five years from the date of their initial capital contribution. The JV Partners have the right to sell all or part of their interests in the JV to Silevo if the JV does not meet certain conditions set out in the JV contract, which include meeting set production targets within a specified time frame. The JV did not meet some of those targets, and as such, the option is currently exercisable. The amount that the Company would pay the JV Partners upon the exercise of either option is equal to the JV Partners’ accumulated capital contributions plus interest at specified rates. As of September 30, 2015, this amount was $13.9 million. The JV is not allowed to make a profit distribution to investors prior to the full exit of JV Partners from their investments in the JV. During the three months ended June 30, 2015, the JV Partners informed the Company of their intention to exercise the put option. The Company and the JV Partners are currently in the process of finalizing the exercise of the put option.

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

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

The aggregate carrying values of the JV’s assets and liabilities in the condensed consolidated balance sheets were as follows (in thousands):

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$1,244	$1,401
Restricted cash	487	—
Inventories	1,146	614
Prepaid expenses and other current assets	1,352	1,224
Total current assets	4,229	3,239
Property, plant and equipment - net	23,056	24,286
Other assets	91	—
Total assets	$27,376	$27,525
Liabilities
Current liabilities:
Accounts payable	$2,404	$2,748
Accrued and other current liabilities	1,584	633
Current portion of long-term debt	—	9,134
Total current liabilities	3,988	12,515
Total liabilities	$3,988	$12,515

8. Financing Obligations

Lease Pass-Through Financing Obligation

In the first quarter of 2015, the Company entered into a new lease pass-through fund arrangement. Under this arrangement, the Company and an investor formed a partnership whereby the Company contributes solar energy systems and the investor contributes cash to the partnership. Contemporaneously, the partnership entered into a master lease arrangement to lease the solar energy systems and the associated customer lease or power purchase agreements to the investor. The Company has concluded that the partnership is a VIE that is consolidated by the Company as the primary beneficiary. The assets and liabilities of this partnership are included under Note 7, VIE Arrangements. The partnership also makes a tax election to pass-through the investment tax credits, or ITCs, that accrue to the solar energy systems to the investor, who as the legal lessee of the property is allowed to claim the ITCs under Section 50(d)(5) of the Internal Revenue Code and the related regulations. The solar energy systems are included under solar energy systems, leased and to be leased – net, in the condensed consolidated balance sheets, and as of September 30, 2015, the net carrying value of the solar energy systems was $66.7 million.

Under the arrangement, the investor makes a large upfront payment to the partnership and subsequent periodic payments. The Company allocates a portion of the aggregate payments received from the investor to the estimated fair value of the assigned ITCs, and the balance to the future customer lease payments that are also assigned to the investors. The estimated fair value of the ITCs are determined by discounting the estimated cash flows impact of the ITCs using an appropriate discount rate that reflects a market interest rate. The partnership has an obligation to ensure the solar energy system is in service and operational for a term of five years to avoid any recapture of the ITCs. Accordingly under the Company’s accounting policy for ITCs, the Company recognizes revenue as the recapture provisions lapse assuming all other revenue recognition criteria under ASC 605-10-S99, Revenue Recognition-Overall-SEC Materials, have been met. The amounts allocated to ITCs are initially recorded as deferred revenue on the condensed consolidated balance sheet, and subsequently, one-fifth of the amounts allocated to ITCs is recognized as revenue from operating leases and solar energy systems incentives in the condensed consolidated statements of operations on each anniversary of the solar energy system’s placed in service date over the next five years.

The Company accounts for the residual of the payments received from the investors, net of amounts allocated to ITCs, as a borrowing by recording the proceeds received as a lease pass-through financing obligation, which would be repaid through customer

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

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

9. Redeemable Noncontrolling Interests in Subsidiaries

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

Balance at December 31, 2014	$186,788
Contributions from redeemable noncontrolling interests	322,503
Net loss	(172,454)
Distributions to redeemable noncontrolling interests	(23,535)
Balance at September 30, 2015	$313,302

10. Equity

The changes in total stockholders’ equity and noncontrolling interests in subsidiaries were as follows (in thousands):

	Total	Noncontrolling
	Stockholders'	Interests in	Total
	Equity	Subsidiaries	Equity
Balance, December 31, 2014	$745,642	$409,942	$1,155,584
Contributions from noncontrolling interests	—	432,413	432,413
Stock-based compensation expense	83,173	—	83,173
Issuance of common stock upon exercise of stock options for cash	10,391	—	10,391
Tax benefit of stock option exercises	38,565	—	38,565
Net loss	(62,958)	(301,525)	(364,483)
Distributions to noncontrolling interests	—	(47,403)	(47,403)
Balance, September 30, 2015	$814,813	$493,427	$1,308,240

11. Equity Award Plans

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

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

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

On September 15, 2015, the Chief Executive Officer and the Chief Technology Officer, the Company founders, were granted non-statutory stock option awards, or Founder Awards, with both market and performance vesting conditions. The exercise price per share of the Founder Awards is $48.97. Specifically, the Chief Executive Officer’s Founder Award covers up to 3.0 million shares of the Company’s common stock and the Chief Technology Officer’s Founder Award covers up to 2.0 million shares of the Company’s common stock. The Founder Awards have a maximum term of 10 years from the date of grant and vest in ten equal tranches based on the achievement of specific operational goals and the 90 day trading average price of the Company’s common stock achieving certain targets based on specific measurement dates. In the event of a change in control or a termination of employment, all vesting under the related Founder Award would cease, and any unvested portion would be cancelled.

A summary of stock option activity is as follows (in thousands, except per share amounts and terms):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value
Outstanding - December 31, 2014	13,950	$32.89	7.64	$342,293
Granted (weighted-average fair value of $27.74)	5,986	50.44
Exercised	(846)	12.28		35,157
Canceled	(979)	55.81
Outstanding - September 30, 2015	18,111	$38.41	7.93	$221,147
Options vested and exercisable - September 30, 2015	7,582	$19.52	6.13	$205,899
Options vested and expected to vest - September 30, 2015	13,324	$34.29	7.23	$220,843

As of September 30, 2015, 42% of the non-vested stock options outstanding had a performance feature that is required to be satisfied before they become vested and exercisable, including 5.0 million non-vested stock options outstanding under the Founder Awards. The grant date fair market value of the stock options that vested in the three months ended September 30, 2015 and 2014 was $15.9 million and $12.9 million, respectively, and the grant date fair market value of the stock options that vested in the nine months ended September 30, 2015 and 2014 was $55.0 million and $29.6 million, respectively.

As of September 30, 2015 and December 31, 2014, there was $243.1 million and $242.9 million, respectively, of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock options, which are expected to be recognized over the weighted-average period of 3.17 years and 2.76 years, respectively; including $77.5 million as of September 30, 2015 from the Founder Awards.

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

Under ASC 718, the Company estimates the fair value of stock options granted on each grant date using the Black-Scholes option valuation model, except for the Founder Awards for which the Company uses a Monte Carlo simulation, and applies the straight-line method of expense attribution. The fair values were estimated on each grant date with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Dividend yield	0%	0%	0%	0%
Annual risk-free rate of return	2.27%	1.92%	2.16%	1.97%
Expected volatility	55.88%	83.51%	58.72%	84.51%
Expected term (years)	4.97	6.08	5.16	6.07

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

Restricted Stock Units

The Company began granting restricted stock units, or RSUs, to employees, directors and consultants in 2012 under the Company’s 2012 Equity Incentive Plan. A summary of RSU activity is as follows (in thousands, except per share amounts):

		Weighted-
	Restricted	Average
	Stock	Fair
	Units	Value
Outstanding - December 31, 2014	1,029	61.16
Granted	2,468	55.49
Vested	(221)	62.31
Cancelled	(275)	58.19
Outstanding - September 30, 2015	3,001	$56.68
Expected to vest - September 30, 2015	2,471	$56.89

The grant date fair value of RSUs vested was $8.1 million and $0.2 million for the three months ended September 30, 2015 and 2014, respectively, and $13.8 million and $0.4 million for the nine months ended September 30, 2015 and 2014, respectively. Under ASC 718, the Company determines the fair value of RSUs granted on each grant date based on the fair value of the Company’s common stock on the grant date and applies the straight-line method of expense attribution. As of September 30, 2015 and December 31, 2014, there was $124.1 million and $55.2 million, respectively, of total unrecognized stock-based compensation expense, net of estimated forfeitures, from RSUs, which are expected to be recognized over the weighted-average period of 3.36 years and 3.30 years, respectively.

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

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

The amount of stock-based compensation expense recognized was $33.4 million and $23.4 million for the three months ended September 30, 2015 and 2014, respectively, and $83.4 million and $62.8 million for the nine months ended September 30, 2015 and 2014, respectively. The amount of stock-based compensation expense that has been capitalized is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Capitalized under:
Inventories	$253	$44	$253	$44
Other assets	$848	$—	$2,462	$—
Property, plant and equipment - net	$711	$1,401	$2,096	$4,223
Solar energy systems, leased and to be leased - net	$6,902	$5,204	$17,555	$12,872

Stock-based compensation expense is included in cost of revenue and operating expenses as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total cost of revenue	$489	$302	$1,665	$1,765
Sales and marketing	$7,048	$3,968	$17,266	$10,929
General and administrative	$13,305	$10,725	$31,325	$29,919
Research and development	$3,866	$1,756	$10,754	$3,047

12. Income Taxes

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

The income tax expense for the three months ended September 30, 2015 and 2014 was determined based on the Company’s estimated consolidated effective income tax rates of 0% and negative 9.19%, respectively. The income tax expense for the nine months ended September 30, 2015 and 2014 was determined based on the Company’s estimated consolidated effective income tax rates of 0.21% and negative 9.07%, respectively. The differences between the estimated consolidated effective income tax rates and the U.S. federal statutory rates were primarily attributable to valuation allowances and the current amortization of prepaid tax asset and deferred income tax charge due to inter-company sales held within the consolidated group.

As part of its asset monetization strategy, the Company has agreements to sell solar energy systems to financing funds. The gain on the sale of the assets has been eliminated in the condensed consolidated financial statements. These transactions are treated as inter-company sales, and as such, income taxes are not recognized on the sales until the Company no longer benefits from the underlying assets. Since the assets remain within the consolidated group, the income tax expense incurred related to the sales is being deferred and amortized over the estimated useful life of the assets, which has been estimated to be 30 years. The deferral of income tax expense results in recording of a prepaid tax expense that is included in the condensed consolidated balance sheets as other assets. The amortization of the prepaid tax expense in each period makes up the major component of income tax expense.

Uncertain Tax Positions

The Company applies a two-step approach with respect to uncertain tax positions. This approach involves recognizing any uncertain tax positions that are more-likely-than-not of being ultimately realized and then measuring those positions to determine the amounts to be recognized.

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

The Company is subject to taxation and files income tax returns in the U.S., various state, local and foreign jurisdictions. Due to the Company’s net losses, substantially all of its federal, state, local and foreign income tax returns since inception are still subject to audit.

13. Related Party Transactions

The Company’s operations included the following related party transactions (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Solar energy systems sales to related parties	$—	$—	$79	$2,479
Expenditures:
Purchases of inventories or equipment from related parties	$2,450	$1,113	$4,147	$3,083
Fees paid or payable to related parties (included in sales and marketing expense)	$—	$—	$—	$92
Interest paid or payable to related parties (included in interest expense — net)	$828	$—	$1,298	$—

Related party balances were comprised of the following (in thousands):

	September 30, 2015	December 31, 2014
Due from related parties (included in accounts receivable)	$30	$30
Due to related parties (included in accounts payable)	$2,150	$300
Due to related parties (included in solar bonds)	$165,540	$530
Due to related parties (included in accrued and other current liabilities)	$423	$3

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

14. Commitments and Contingencies

Noncancelable Leases

The Company leases offices, manufacturing and warehouse facilities, equipment, vehicles and solar energy systems under noncancelable leases.

Build-to-Suit Lease Arrangement

In September 2014, a subsidiary of the Company entered into a build-to-suit lease arrangement, as latest amended on October 26, 2015, with the Research Foundation for the State University of New York, or the Foundation, for the construction of an approximately one-million square foot manufacturing facility with the capacity to produce at least one gigawatt of solar panels annually on an approximately 88.24-acre site located in Buffalo, New York. Under the terms of the agreement, as latest amended on

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

October 26, 2015, the Foundation will construct the manufacturing facility and install certain utilities and other improvements, with participation by the Company as to the design and construction of the manufacturing facility, and acquire certain manufacturing equipment designated by the Company to be used in the manufacturing facility. The Foundation will cover (i) construction costs related to the manufacturing facility in an amount up to $350.0 million, (ii) the acquisition and commissioning of the manufacturing equipment in an amount up to $348.1 million and (iii) $51.9 million for additional specified scope costs, in cases (i) and (ii) only, subject to the maximum funding allocation from the State of New York, and the Company will be responsible for any construction and equipment costs in excess of such amounts. The Foundation will own the manufacturing facility and manufacturing equipment purchased by the Foundation. Following completion of the manufacturing facility, the Company will lease the manufacturing facility and the manufacturing equipment owned by the Foundation from the Foundation for an initial period of 10 years, with an option to renew, for $2 per year plus utilities.

Under the terms of the build-to-suit lease arrangement, the Company is required to achieve specific operational milestones during the initial term of the lease, which include employing a certain number of employees at the facility, within Western New York and within the State of New York within specified time periods following the completion of the facility. The Company is also required to spend or incur approximately $5.0 billion in combined capital, operational expenses and other costs in the State of New York over the 10 years following full production. On an annual basis during the initial lease term, as measured on each anniversary of the commissioning of the facility, if the Company fails to meet its specified investment and job creation obligations, then it would be obligated to pay a $41.2 million “program payment” to the Foundation for each year that it fails to meet these requirements. Furthermore, if the agreement is terminated due to a material breach by the Company, then additional amounts might be payable by the Company.

Due to the Company’s involvement with the construction of the facility, its exposure to any potential cost overruns and its other commitments under the agreement, the Company is deemed to be the owner of the facility and the manufacturing equipment owned by the Foundation for accounting purposes during the construction phase. Accordingly, as of September 30, 2015 and December 31, 2014, the Company had recorded a non-cash build-to-suit lease asset under construction of $238.1 million and $26.5 million, respectively, which is a component of property, plant and equipment – net, and a corresponding build-to-suit lease liability, which is a component of other liabilities and deferred credits, on the condensed consolidated balance sheets.

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

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

As disclosed in Note 7, VIE Arrangements, the Company is contractually required to make payments to one fund investor to ensure that the fund investor achieves a specified minimum internal rate of return. The fund investor has already received a significant portion of the projected economic benefits from U.S. Treasury grant distributions and tax depreciation benefits. The contractual provisions of the fund state that the fund has an indefinite term unless the members agree to dissolve the fund. Based on the Company’s current financial projections regarding the amount and timing of future distributions to the fund investor, the Company does not expect to make any payments as a result of this guarantee and has not accrued any liabilities for this guarantee. The amount of potential future payments under this guarantee is dependent on the amount and timing of future distributions to the fund investor and future tax benefits that accrue to the fund investor. Due to the uncertainties surrounding estimating the amounts of these factors, the Company is unable to estimate the maximum potential payments under this guarantee. As of September 30, 2015, the fund investor has achieved the specified minimum internal rate of return as determined in accordance with the contractual provisions of the fund.

The lease pass-through funds have a one-time lease payment reset mechanism that occurs after the installation of all solar energy systems in a fund. As a result of this mechanism, the Company may be required to refund master lease prepayments previously received from investors. Any refunds of master lease prepayments would reduce the lease pass-through financing obligation.

Letters of Credit

As of September 30, 2015, the Company had $19.7 million of unused letters of credit outstanding, which carry a fee of 3.375% per annum.

Other Contingencies

In July 2012, the Company, along with other companies in the solar energy industry, received a subpoena from the U.S. Treasury Department’s Office of the Inspector General to deliver certain documents in the Company’s possession that were dated, created, revised or referred to after January 1, 2007 and that relate to the Company’s applications for U.S. Treasury grants or communications with certain other solar energy development companies or with certain firms that appraise solar energy property for U.S Treasury grant application purposes. The Inspector General and the Civil Division of the U.S. Department of Justice are investigating the administration and implementation of the U.S Treasury grant program, including possible misrepresentations concerning the fair market value of the solar energy systems submitted by the Company in U.S. Treasury grant applications. If the Inspector General concludes that misrepresentations were made, the U.S. Department of Justice could decide to bring a civil action to recover amounts it believes were improperly paid to the Company. If the U.S. Department of Justice is successful in asserting this action, the Company could then be required to pay material damages and penalties for any funds received based on such misrepresentations, which, in turn, could require the Company to make indemnity payments to certain fund investors. The Company is unable to estimate the possible loss, if any, associated with this ongoing investigation.

On March 28, 2014, a purported stockholder class action lawsuit was filed in the United States District Court for the Northern District of California against the Company and two of its officers. The complaint alleges claims for violations of the federal securities laws, and seeks unspecified compensatory damages and other relief on behalf of a purported class of purchasers of our securities from March 6, 2013 to March 18, 2014. On April 16, 2015, the District Court dismissed the complaint. The plaintiffs have filed an amended complaint in an attempt to remedy the defects in the original complaint. The Company filed a renewed motion to dismiss on August 7, 2015. The Company believes that the claims are without merit and intends to defend itself vigorously. The Company is unable to estimate the possible loss, if any, associated with this lawsuit.

On June 5 and 11, 2014, stockholder derivative actions were filed in the Superior Court of California for the County of San Mateo, purportedly on behalf of the Company and against the board of directors, alleging that the board of directors breached its duties to the Company by failing to prevent the conduct alleged in the pending purported stockholder class action lawsuit. The Company and the individual board member defendants have filed a motion to dismiss the complaint, which the Superior Court has proposed to set for hearing in December 2015. The Company is reviewing the claims asserted by the stockholders and is unable to estimate the possible loss, if any, associated with this lawsuit.

On September 18, 2015, a stockholder derivative action was filed in the Court of Chancery of the State of Delaware, purportedly on behalf of the Company and against the board of directors, alleging that the board of directors breached its duties to the Company by approving stock-based compensation to the non-employee directors that the plaintiff claims is excessive compared to the compensation paid to directors of peer companies. The Company is reviewing the claim and is unable to estimate the possible loss, if any, associated with this lawsuit.

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (Continued)

From time to time, claims have been asserted, and may in the future be asserted, including claims from regulatory authorities related to labor practices and other matters. Such assertions arise in the normal course of the Company’s operations. The resolution of any such assertions or claims cannot be predicted with certainty.

15. Basic and Diluted Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net (loss) income attributable to stockholders	$(19,073)	$19,236	$(62,958)	$(52,479)
Net (loss) income attributable to common stockholders, basic	$(19,073)	$19,236	$(62,958)	$(52,479)
Net (loss) income attributable to common stockholders, diluted	$(19,073)	$19,236	$(62,958)	$(52,479)
Weighted-average shares used to compute net (loss) income per share attributable to common stockholders, basic	97,384,949	93,323,687	97,027,412	92,335,789
Dilutive effect of common stock options	—	5,993,333	—	—
Dilutive effect of restricted stock units	—	63,377	—	—
Weighted-average shares used to compute net (loss) income per share attributable to common stockholders, diluted	97,384,949	99,380,397	97,027,412	92,335,789
Net (loss) income per share attributable to common stockholders, basic	$(0.20)	$0.21	$(0.65)	$(0.57)
Net (loss) income per share attributable to common stockholders, diluted	$(0.20)	$0.19	$(0.65)	$(0.57)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Common stock options	14,197,584	4,888,417	13,852,111	14,459,576
Restricted stock units	2,763,268	174,342	2,082,446	194,177
Convertible senior notes	10,505,947	3,794,860	10,505,947	3,751,722

16. Subsequent Event

On October 26, 2015, the Company and the Foundation amended the build-to-suit lease arrangement in Buffalo, New York to reallocate the Foundation’s spending limits between the manufacturing facility and the manufacturing equipment and also amend certain of the operational milestones that the Company is required to achieve.

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

Initially, we only offered our solar energy systems on an outright purchase basis. During 2008, we began offering leases and power purchase agreements. In the fourth quarter of 2014, we began offering MyPower. Under MyPower, one of our wholly-owned subsidiaries provides qualified residential customers with a 30-year loan to finance the purchase of a solar energy system. The interest rate on the loan is fixed at inception and ranges from 4.50% to 5.49% per annum, depending on the geographic market. The interest rates are reduced by 0.50% per annum for customers who elect to have their payments automatically withdrawn. The monthly loan repayments are variable based on the amount of electricity generated by the systems. The customers are eligible to receive a federal income tax credit equal to 30% of the value of the solar energy system, which the customers can, and in certain cases are contractually obligated to, use to pay down the loan principal, and lower future monthly loan payments. This in turn translates to a lower effective cost per kWh of electricity to these customers. Our ability to offer leases, power purchase agreements and the financing of systems under MyPower depends in part on our ability to monetize the resulting customer receivables and any related investment tax credits, or ITCs, accelerated tax depreciation and other incentives.

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

Component materials, direct labor and third-party appliances comprise the substantial majority of the costs of our solar energy systems and energy-related products and services. Under U.S. generally accepted accounting principles, or GAAP, the cost of revenue from our leases and power purchase agreements are primarily comprised of the depreciation of the cost of the solar energy systems, which are depreciated over their estimated useful lives of 30 years, reduced by amortization of U.S. Treasury grants income. The cost of revenue from our leases and power purchase agreements also include the amortization of initial direct costs, which generally include the incremental costs of contract administration, referral fees and sales commissions, which are amortized over the minimum contractual term of the lease or power purchase agreement, which is typically 20 years. The costs associated with sales financed under MyPower, with the exception of warranty costs, are initially deferred as other assets on the balance sheet and subsequently recognized as a component of cost of revenue from solar energy systems and component sales, generally in proportion to the reduction of the principal balance of the customer’s loan.

The estimated warranty costs associated with sales under MyPower are recognized as an expense upon the delivery of the solar energy systems, while any actual cash payments for these warranty costs would be made in future periods if and when component parts fail and then need to be repaired or replaced. We price our solar energy systems such that we will realize an overall gross profit on the systems over the 30-year terms of the MyPower contracts. However, since the revenue associated with sales under MyPower is recognized over the terms of the MyPower contracts, recognizing the estimated warranty costs as an expense upfront results in a gross loss being recognized at the inception of the MyPower contracts. As sales under MyPower continue to increase, we expect that the impact of recognizing the warranty expense upfront will continue to adversely affect our gross margins.

We have structured different types of financing funds to implement our asset monetization strategy. One such structure is a joint venture structure where we and our fund investors both contribute funds or assets into the joint venture. In accordance with GAAP, we recognize the impact of a hypothetical liquidation of these joint ventures on our condensed consolidated statements of operations. Therefore, after we determine our consolidated net income (loss) for a given period, we allocate a portion of our consolidated net income (loss) to the fund investors in our joint ventures (referred to as the “noncontrolling interests and redeemable noncontrolling interests” in our condensed consolidated financial statements) and allocate the remainder of the consolidated net income (loss) to our stockholders. These income or loss allocations, reflected on our condensed consolidated statements of operations, can have a significant impact on our reported results of operations. For example, for the three months ended September 30, 2015 and 2014, our consolidated net loss was $234.3 million and $70.1 million, respectively, and for the nine months ended September 30, 2015 and 2014, our consolidated net loss was $536.9 million and $233.8 million, respectively. However, after applying the required allocations to arrive at the consolidated net loss attributable to our stockholders, the result was a loss of $19.1 million and an income of $19.2 million for the three months ended September 30, 2015 and 2014, respectively, and a loss of $63.0 million and $52.5 million for the nine months ended September 30, 2015 and 2014, respectively. For a more detailed discussion of this accounting treatment, see “Results of Operations—Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests.”

On August 7, 2015, we acquired all of the outstanding shares of ILIOSSON, S.A. de C.V., or Ilioss, a designer and marketer of commercial and industrial solar energy systems in Mexico. Historically, Ilioss subcontracted the installation of its solar energy systems and sold them to financing companies along with the related customer power purchase agreements. We expect to vertically integrate Ilioss’ operations and expand throughout Mexico.

Financing Funds

Our lease and power purchase agreements in conjunction with the associated solar energy systems create ITCs, accelerated tax depreciation deductions and other incentives. Our current financial strategy is to monetize these attributes or ‘assets’ to generate cash.

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

We have determined that we are the primary beneficiary in these joint venture structures. Accordingly, we consolidate the assets and liabilities and operating results of these joint ventures, including the solar energy systems and operating lease revenue, in our condensed consolidated financial statements. We recognize the fund investors’ share of the net assets of the joint ventures as noncontrolling interests in subsidiaries or redeemable noncontrolling interests in subsidiaries in our condensed consolidated balance sheets. We recognize the amounts that are contractually payable to these investors in each period as distributions to noncontrolling interests or redeemable noncontrolling interests in subsidiaries. Our condensed consolidated statements of cash flows reflect cash received from these fund investors as proceeds from investments by noncontrolling interests and redeemable noncontrolling interests in subsidiaries. Our condensed consolidated statements of cash flows also reflect cash paid to these fund investors as distributions paid to noncontrolling interests and redeemable noncontrolling interests in subsidiaries. We reflect any unpaid distributions to these fund investors as distributions payable to noncontrolling interests and redeemable noncontrolling interests in subsidiaries in our condensed consolidated balance sheets.

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

Securitization. Under securitization arrangements, we pool and transfer qualifying solar energy systems and the associated customer contracts or our interests in specified financing funds into a special purpose entity, or SPE, and issue notes backed by these solar assets to investors. The SPE is wholly owned by us and is consolidated in our condensed consolidated financial statements. Accordingly, we do not recognize a gain or loss on transfer of these assets. The notes bear interest at a rate determined on the issuance of the notes. The cash flows generated by the assets in the SPEs are used to service the principal and interest payments of the notes and meet the SPE’s expenses, and any remaining cash is distributed to us. We recognize the revenue earned from the associated customer contracts in our condensed consolidated financial statements. The assets and cash flows generated by the SPE are not available to our other creditors and the creditors of the SPE, including the notes holders, have no recourse to our other assets.

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

	September 30, 2015	December 31, 2014
Cumulative customers	298,030	189,657

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

	September 30, 2015	December 31, 2014
Cumulative energy contracts	288,992	177,455

Megawatts Deployed and Megawatts Installed

We track megawatts deployed, or the megawatt production capacity of our solar energy systems that have had all required building department inspections completed during the applicable period. This metric includes solar energy systems deployed under energy contracts, as well as solar energy system direct sales. Because the size of our solar energy systems varies greatly, we believe that tracking the megawatt production capacity of deployed systems is an indicator of our growth rate and cost efficiency of our solar energy system business. We track the megawatts deployed in a given period as an indicator of asset growth and efficiency of the scale of our operations in the period. We track cumulative megawatts deployed as of the end of a given period as an indicator of our historical growth and our future opportunity to provide customers with additional solutions to further lower their energy costs. The following table sets forth the megawatt production capacity of solar energy systems that we have deployed during the periods presented and the cumulative megawatts deployed as of the end of each period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Megawatts deployed	205	137	525	326
Cumulative megawatts deployed	1,594	894	1,594	894

In addition, we track megawatts installed, or the megawatt production capacity of solar energy systems for which (i) all solar panels, inverters, mounting and racking hardware and system wiring have been installed, (ii) the system inverter is connected and a successful direct current string test has been completed confirming the production capacity of the system and (iii) the system is capable of being grid connected (including pending a utility disconnect procedure), in each case, as of the latest of which criteria is completed during the applicable period. This metric includes solar energy systems installed under energy contracts, as well as solar energy system direct sales. The following table sets forth the megawatt production capacity of solar energy systems that we have installed during the periods presented and the cumulative megawatts installed as of the end of each period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Megawatts installed	256	138	598	327
Cumulative megawatts installed	1,674	899	1,674	899

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

The following table sets forth, with respect to our energy contracts, the estimated aggregate nominal contracted payments remaining as of the dates presented (in thousands):

	September 30, 2015	December 31, 2014
Estimated aggregate nominal contracted payments remaining	$8,855,997	$4,951,429

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

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies or estimates during the nine months ended September 30, 2015 from those disclosed in our annual report on Form 10-K for the year ended December 31, 2014.

Results of Operations

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated (in thousands, except share and per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Operating leases and solar energy systems incentives	$85,059	$52,178	$218,113	$124,431
Solar energy systems and components sales	28,798	6,165	66,026	58,792
Total revenue	113,857	58,343	284,139	183,223
Cost of revenue:
Operating leases and solar energy systems incentives	46,015	25,728	115,667	62,533
Solar energy systems and components sales	42,554	6,640	78,101	57,057
Total cost of revenue	88,569	32,368	193,768	119,590
Gross profit	25,288	25,975	90,371	63,633
Operating expenses:
Sales and marketing	129,284	56,472	329,115	159,093
General and administrative	69,423	39,608	168,288	111,006
Research and development	17,652	4,235	42,173	9,158
Total operating expenses	216,359	100,315	539,576	279,257
Loss from operations	(191,071)	(74,340)	(449,205)	(215,624)
Interest expense - net	25,862	16,321	64,880	37,192
Other expense - net	16,851	2,961	21,723	4,293
Loss before income taxes	(233,784)	(93,622)	(535,808)	(257,109)
Income tax (provision) benefit	(482)	23,506	(1,128)	23,315
Net loss	(234,266)	(70,116)	(536,936)	(233,794)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(215,193)	(89,352)	(473,978)	(181,315)
Net (loss) income attributable to stockholders	$(19,073)	$19,236	$(62,958)	$(52,479)
Net (loss) income attributable to common stockholders
Basic	$(19,073)	$19,236	$(62,958)	$(52,479)
Diluted	$(19,073)	$19,236	$(62,958)	$(52,479)
Net (loss) income per share attributable to common stockholders
Basic	$(0.20)	$0.21	$(0.65)	$(0.57)
Diluted	$(0.20)	$0.19	$(0.65)	$(0.57)
Weighted-average shares used to compute net (loss) income per share attributable to common stockholders
Basic	97,384,949	93,323,687	97,027,412	92,335,789
Diluted	97,384,949	99,380,397	97,027,412	92,335,789

Three Months Ended September 30, 2015 and 2014

Revenue

	Three Months Ended September 30,		Change
(Dollars in thousands)	2015	2014	$	%
Operating leases and solar energy systems incentives	$85,059	$52,178	$32,881	63%
Solar energy systems and components sales	28,798	6,165	22,633	367%
Total revenue	$113,857	$58,343	$55,514	95%

Total revenue increased by $55.5 million, or 95%, for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014.

Operating leases and solar energy systems incentives revenue increased by $32.9 million, or 63%, for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. This increase was primarily attributable to the increase in solar energy systems placed in service under leases and power purchase agreements between October 1, 2014 and September 30, 2015. The in-period average of the aggregate megawatt production capacity of solar energy systems placed in service under leases and power purchase agreements during the three months ended September 30, 2015 increased by 82% as compared to the in-period average during the three months ended September 30, 2014. This significant growth was attributable to our continued success in the installation and operation of solar energy systems under lease and power purchase agreements in new and existing markets. In addition, revenue from the monetization of ITCs increased by $4.2 million for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, as we recognized such revenue from more solar energy systems in the three months ended September 30, 2015. We recognize revenue from the monetization of ITCs on the anniversary date of each solar energy system’s placed in service date as recapture provisions expire.

Revenue from sales of solar energy systems and components increased by $22.6 million, or 367%, for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. This increase was primarily due to the $9.1 million increase in revenue from MyPower contracts, the $5.4 million increase in revenue from long-term solar energy system sales contracts recognized on the percentage-of-completion basis, the $3.6 million increase in revenue from sales to commercial customers, the $3.0 million increase in revenue from outright sales to residential customers and the $0.6 million increase in revenue from sales to government entities. Revenue from sales of solar energy systems and components has varied considerably and will continue to vary considerably from period to period due to the successful adoption of our MyPower product and the unpredictability of sales to commercial customers, long-term solar energy system sales contracts recognized on the percentage-of-completion basis and sales to government entities.

Cost of Revenue, Gross Profit and Gross Profit Margin

	Three Months Ended September 30,		Change
(Dollars in thousands)	2015	2014	$	%
Cost of operating leases and solar energy systems incentives	$46,015	$25,728	$20,287	79%
Gross profit of operating leases and solar energy systems incentives	39,044	26,450	12,594	48%
Gross profit margin of operating leases and solar energy systems incentives	46%	51%
Cost of solar energy systems and component sales	$42,554	$6,640	$35,914	541%
Gross (loss) profit of solar energy systems and component sales	(13,756)	(475)	(13,281)	2,796%
Gross (loss) profit margin of solar energy systems and component sales	(48)%	(8)%
Total cost of revenue	$88,569	$32,368	$56,201	174%
Total gross profit	25,288	25,975	(687)	-3%
Total gross profit margin	22%	45%

Cost of operating leases and solar energy systems incentives revenue increased by $20.3 million, or 79%, for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. This increase was primarily due to greater depreciation expense arising from the higher aggregate cost of solar energy systems placed in service and generating revenue under solar energy system leases and power purchase agreements.

Cost of solar energy systems and component sales increased by $35.9 million, or 541%, for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. This increase was primarily due to higher sales of solar energy systems and components and also the recognition of $18.1 million of warranty expenses associated with sales under MyPower contracts. The warranty expense for a sale under a MyPower contract is recorded upon the delivery of the solar energy system while the associated revenue and cost of revenue are recognized over the term of the MyPower contract as the customer pays-down the principal balance of the MyPower loan. We expect to continue to record negative gross margins in future periods as sales under MyPower contracts increase and revenue is recognized over the term of the MyPower contracts. If we had recognized the warranty expense for a sale under a MyPower contract over the term of the MyPower contract, then the gross margin of solar energy systems and component sales would have been a gross profit of 14% for the three months ended September 30, 2015.

Operating Expenses

	Three Months Ended September 30,		Change
(Dollars in thousands)	2015	2014	$	%
Sales and marketing	$129,284	$56,472	$72,812	129%
General and administrative	69,423	39,608	29,815	75%
Research and development	17,652	4,235	13,417	317%
Total operating expenses	$216,359	$100,315	$116,044	116%

Sales and marketing expense increased by $72.8 million, or 129%, for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. This increase was primarily due to more expansive sales and marketing efforts, which have resulted in increases in the number of customers, system installations and system deployments. This initiative increased the average number of personnel in sales and marketing departments by 102% for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. As a result of this growth in headcount, employee compensation costs increased by $42.0 million (of which $3.1 million was non-cash and related to stock-based compensation), and facilities and operations costs increased by $7.1 million. In addition, promotional marketing costs increased by $23.8 million as part of this broadening of the scope of our marketing activities, including enhanced digital marketing activities to increase brand awareness and customer reach. Furthermore, the expense from the amortization of intangible assets increased from $2.9 million for the three months ended September 30, 2014 to $3.1 million for the three months ended September 30, 2015. We expect that our increased investment in sales and marketing efforts in current and new markets will continue to drive customer acquisitions and the future growth of our business.

General and administrative expense increased by $29.8 million, or 75%, for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. This increase was primarily due to the increase in the average number of personnel in general and administrative departments, which grew by 100% for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. As a result of this growth in headcount, employee compensation costs increased by $13.5 million (of which $2.6 million was non-cash and related to stock-based compensation), and facilities and operations costs increased by $3.8 million. In addition, professional services fees increased by $12.5 million primarily due to increased legal costs and accounting services fees.

Research and development expense increased by $13.4 million, or 317%, for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. This increase was primarily due to the greater level of research and development activities undertaken by Silevo, which we acquired in September 2014, and the corresponding increase in the average number of personnel in research and development departments, which grew by 244% for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014.

Other Income and Expenses

	Three Months Ended September 30,		Change
(Dollars in thousands)	2015	2014	$	%
Interest expense, net	$25,862	$16,321	$9,541	58%
Other expense, net	16,851	2,961	13,890	469%
Total interest and other expenses, net	$42,713	$19,282	$23,431	122%

Interest expense, net, increased by $9.5 million, or 58%, for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. This increase was primarily due to the higher average carrying balances on our various borrowing facilities for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014.

Other expense, net, increased by $13.9 million, or 469%, for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. This increase was mainly due to the $12.3 million loss from interest rate swaps and the $1.1 million of deferred financing costs written-off upon the partial prepayment of the term loan due in December 2016, in the three months ended September 30, 2015. We have entered into forward interest rate swaps, in order to fix the variable interest rates, for each draw under the MyPower revolving credit facility and the revolving aggregation credit facility. We account for interest rate swaps as non-hedging derivatives and record any changes in their fair values as a component of other expense, net.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended September 30,		Change
(Dollars in thousands)	2015	2014	$	%
Net loss attributable to noncontrolling interests and redeemable noncontrolling	$(215,193)	$(89,352)	$(125,841)	(141)%

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

The net loss attributable to noncontrolling interests and redeemable noncontrolling interests for the three months ended September 30, 2015 was $215.2 million while the net loss attributable to noncontrolling interests and redeemable noncontrolling interests for the three months ended September 30, 2014 was $89.4 million. The net loss allocation to noncontrolling interests and redeemable noncontrolling interests for the three months ended September 30, 2015 was primarily due to the $214.0 million loss allocation from new financing funds into which we are selling or contributing assets. The net loss allocation to noncontrolling interests and redeemable noncontrolling interests for the three months ended September 30, 2014 was primarily due to the $95.5 million loss allocation from financing funds into which we were selling or contributing assets. This loss allocation was partially offset by a $6.1 million income allocation related to financing funds that were fully funded and that we were not selling or contributing additional assets.

Nine Months Ended September 30, 2015 and 2014

Revenue

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2015	2014	$	%
Operating leases and solar energy systems incentives	$218,113	$124,431	$93,682	75%
Solar energy systems and components sales	66,026	58,792	7,234	12%
Total revenue	$284,139	$183,223	$100,916	55%

Total revenue increased by $100.9 million, or 55%, for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014.

Operating leases and solar energy systems incentives revenue increased by $93.7 million, or 75%, for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. This increase was primarily attributable to the increase in solar energy systems placed in service under leases and power purchase agreements between October 1, 2014 and September 30, 2015. The in-period average of the aggregate megawatt production capacity of solar energy systems placed in service under leases and power purchase agreements during the nine months ended September 30, 2015 increased by 84% as compared to the in-period average during the nine months ended September 30, 2014. This significant growth was attributable to our continued success in the installation and operation of solar energy systems under lease and power purchase agreements in new and existing markets. In addition, revenue from the monetization of ITCs increased by $19.3 million for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, as we recognized such revenue from more solar energy systems in the nine months ended September 30, 2015. We recognize revenue from the monetization of ITCs on the anniversary date of each solar energy system’s placed in service date as recapture provisions expire.

Revenue from sales of solar energy systems and components increased by $7.2 million, or 12%, for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. This increase was primarily due to the $18.4 million increase in revenue from MyPower contracts, the $8.3 million increase in revenue from outright sales to residential customers, the $2.2 million increase in revenue from sales to government entities, the $1.5 million increase in revenue from sales of Silevo products as we fulfilled open customer orders following our acquisition of Silevo and the $0.7 million increase in revenue from sales of battery storage products. These increases were partially offset by the $12.2 million decrease in revenue from long-term solar energy system sales contracts recognized on the percentage-of-completion basis and the $3.5 million decrease in revenue from sales to commercial customers. In addition, in the nine months ended September 30, 2014, we recognized $9.0 million of revenue from sales of Zep Solar products as we fulfilled open customer orders following our acquisition of Zep Solar. Revenue from sales of solar energy systems and components has varied considerably and will continue to vary considerably from period to period due to the successful adoption of our MyPower product and the unpredictability of sales to commercial customers, long-term solar energy system sales contracts recognized on the percentage-of-completion basis and sales to government entities.

Cost of Revenue, Gross Profit and Gross Profit Margin

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2015	2014	$	%
Cost of operating leases and solar energy systems incentives	$115,667	$62,533	$53,134	85%
Gross profit of operating leases and solar energy systems incentives	102,446	61,898	40,548	66%
Gross profit margin of operating leases and solar energy systems incentives	47%	50%
Cost of solar energy systems and component sales	$78,101	$57,057	$21,044	37%
Gross (loss) profit of solar energy systems and component sales	(12,075)	1,735	(13,810)	(796)%
Gross (loss) profit margin of solar energy systems and component sales	(18)%	3%
Total cost of revenue	$193,768	$119,590	$74,178	62%
Total gross profit	90,371	63,633	26,738	42%
Total gross profit margin	32%	35%

Cost of operating leases and solar energy systems incentives revenue increased by $53.1 million, or 85%, for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. This increase was primarily due to greater depreciation expense arising from the higher aggregate cost of solar energy systems placed in service and generating revenue under solar energy system leases and power purchase agreements.

Cost of solar energy systems and component sales increased by $21.0 million, or 37%, for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. This increase was partly due to higher sales of solar energy systems and components and also the recognition of $18.5 million of warranty expenses associated with sales under MyPower contracts. The warranty expense for a sale under a MyPower contract is recorded upon the delivery of the solar energy system while the associated revenue and cost of revenue are recognized over the term of the MyPower contract as the customer pays-down the principal balance of the MyPower loan. We expect to continue to record negative gross margins in future periods as sales under MyPower contracts increase and revenue is recognized over the term of the MyPower contracts. If we had recognized the warranty expense for a sale under a MyPower contract over the term of the MyPower contract, then the gross margin of solar energy systems and component sales would have been a gross profit of 9% for the nine months ended September 30, 2015.

Operating Expenses

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2015	2014	$	%
Sales and marketing	$329,115	$159,093	$170,022	107%
General and administrative	168,288	111,006	57,282	52%
Research and development	42,173	9,158	33,015	361%
Total operating expenses	$539,576	$279,257	$260,319	93%

Sales and marketing expense increased by $170.0 million, or 107%, for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. This increase was primarily due to more expansive sales and marketing efforts, which have resulted in increases in the number of customers, system installations and system deployments. This initiative increased the average number of personnel in sales and marketing departments by 105% for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. As a result of this growth in headcount, employee compensation costs increased by $105.5 million (of which $6.3 million was non-cash and related to stock-based compensation), and facilities and operations costs increased by $19.2 million. In addition, promotional marketing costs increased by $46.2 million as part of this broadening of the scope of our marketing activities, including enhanced digital marketing activities to increase brand awareness and customer reach. Furthermore, the expense from the amortization of intangible assets increased from $8.8 million for the nine months ended September 30, 2014 to $9.0 million for the nine months ended September 30, 2015. We expect that our increased investment in sales and marketing efforts will continue to drive customer acquisitions and the future growth of our business.

General and administrative expense increased by $57.3 million, or 52%, for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. This increase was primarily due to the increase in the average number of personnel in general and administrative departments, which grew by 97% for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. As a result of this growth in headcount, employee compensation costs increased by $28.0 million (of which $1.4 million was non-cash and related to stock-based compensation), and facilities and operations costs increased by $9.2 million. In addition, professional services fees increased by $18.6 million primarily due to increased legal costs and accounting services fees.

Research and development expense increased by $33.0 million, or 361%, for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. This increase was primarily due to the greater level of research and development activities undertaken by Silevo, which we acquired in September 2014, and the corresponding increase in the average number of personnel in research and development departments, which grew by 228% for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014.

Other Income and Expenses

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2015	2014	$	%
Interest expense, net	$64,880	$37,192	$27,688	74%
Other expense, net	21,723	4,293	17,430	406%
Total interest and other expenses, net	$86,603	$41,485	$45,118	109%

Interest expense, net, increased by $27.7 million, or 74%, for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. This increase was primarily due to the higher average carrying balances on our various borrowing facilities for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014.

Other expense, net, increased by $17.4 million, or 406%, for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. This increase was mainly due to the $12.6 million loss from interest rate swaps related to our debt facilities, the $1.1 million of deferred financing costs written-off upon the partial prepayment of the term loan due in December 2016 and the $5.3 million of accretion on the contingent consideration payable related to the Silevo acquisition, in the nine months ended September 30, 2015. We have entered into forward interest rate swaps, in order to fix the variable interest rates, for each draw under the MyPower revolving credit facility and the revolving aggregation credit facility. We account for interest rate swaps as non-hedging derivatives and record any changes in their fair values as a component of other expense, net.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2015	2014	$	%
Net loss attributable to noncontrolling interests and redeemable noncontrolling	$(473,978)	$(181,315)	$(292,663)	(161)%

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

The net loss attributable to noncontrolling interests and redeemable noncontrolling interests for the nine months ended September 30, 2015 was $474.0 million while the net loss attributable to noncontrolling interests and redeemable noncontrolling interests for the nine months ended September 30, 2014 was $181.3 million. The net loss allocation to noncontrolling interests and redeemable noncontrolling interests for the nine months ended September 30, 2015 was primarily due to the $466.4 million loss allocation from new financing funds into which we are selling or contributing assets. The net loss allocation to noncontrolling interests and redeemable noncontrolling interests for the nine months ended September 30, 2014 was primarily due to the $204.0 million loss allocation from financing funds into which we were selling or contributing assets. This loss allocation was partially offset by a $10.8 million income allocation related to financing funds that were fully funded and that we were not selling or contributing additional assets. Additionally, $11.9 million of income was allocated to noncontrolling interests and redeemable noncontrolling interests in an entity that has a lease pass-through joint venture arrangement with us that included $8.5 million of income allocation due to an adjustment in the carrying amount of the redeemable noncontrolling interest balance to its redemption amount following amendments to the contractual agreements of this fund that granted the investor redemption rights of its investment in the fund in conjunction with termination of the lease pass-through arrangement.

Liquidity and Capital Resources

The following table summarizes our condensed consolidated cash flows:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Consolidated cash flow data:
Net cash used in operating activities	$(526,317)	$(82,332)
Net cash used in investing activities	(1,201,443)	(858,402)
Net cash provided by financing activities	1,596,127	1,060,170
Net decrease in cash and cash equivalents	$(131,633)	$119,436

We finance our operations, including the costs of acquisition and installation of solar energy systems, mainly through a variety of financing fund arrangements that we have formed with tax equity fund investors, credit facilities from banks, solar asset-backed notes, convertible notes, Solar Bonds and cash generated from our operations. As described below under “—Financing Activities— Debt and Financing Fund Commitments,” as of September 30, 2015, we had $935.1 million of available commitments from our fund investors that could be drawn based on the available capacity under our credit facilities through our asset monetization strategy and $493.3 million of unused borrowing capacity available under our debt agreements that could be drawn based on the available capacity under our credit facilities. The amount of our liquidity and capital resources as of a given date is also dependent upon, among other things, the relative timing of our investments in solar energy systems and the timing of subsequent draws on our financing funds.  As a result, the amount of our liquidity and capital resources may significantly fluctuate within a fiscal quarter by amounts that are not reflected by comparing our cash and cash equivalent balances at each quarter-end balance sheet date.  For example, solar energy systems deployed towards the end of a fiscal quarter may not be transferred to a financing fund in sufficient time for the funds to be received and reflected in our cash and cash equivalent balance as of the quarter end.  In addition, downward revisions to our installation projections for a fiscal period are also likely to impact our liquidity and capital resources, for example in situations where we have already spent funds to purchase components for solar energy systems that are installed in subsequent periods.  As our business grows and the amounts of megawatts we deploy increases, the amounts by which our liquidity and capital resources may fluctuate within a quarter are likely to increase.

While we had a net loss for the nine months ended September 30, 2015, we believe that the aggregate of our existing cash and cash equivalents and short-term investments of $418.4 million, in addition to the funds available under our debt agreements and the funds available in our existing financing funds that can be drawn-down through our asset monetization strategy, will be sufficient to meet our cash requirements for at least the next 12 months. However, if, in the future, we are unable to comply with all of the covenants contained in our debt agreements or we are unable to obtain waivers of any non-compliance, then we might be considered in default under our debt agreements. In that circumstance, the payments due under our debt agreements could be accelerated, which would negatively impact our liquidity and capital resources. Under the terms of our secured revolving credit facility, we are subject to the following financial covenants:

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

Unencumbered Liquidity: We are obligated to maintain unencumbered liquidity at an amount equal to at least 20% of the sum of (a) the committed amount under the secured revolving credit facility plus (b) the aggregate principal outstanding of Solar Bonds that mature prior to the secured revolving credit facility’s maturity date, as of the end of each month. However, unencumbered liquidity can never be less than $50.0 million, as of the end of each month. Unencumbered liquidity is defined as our average daily cash and cash equivalents, excluding certain of our subsidiaries.

Operating Activities

In the nine months ended September 30, 2015, we utilized $526.3 million in net cash from operations due to our continued rapid growth. This cash outflow primarily resulted from a net loss of $536.9 million, reduced by non-cash items such as depreciation and amortization of $118.1 million, stock-based compensation of $61.0 million and non-cash interest and other expense of $12.6 million mainly related to financing obligations and deferred contingent consideration and increased by a reduction in financing obligations of $36.4 million. The cash outflow also increased in part due to an increase in restricted cash of $19.8 million, an increase in inventories of $91.6 million, an increase of $150.3 million for MyPower deferred costs, an increase in prepaid expenses and other current assets of $42.3 million, an increase in other assets of $12.8 million and an increase in accounts receivable of $15.6 million. This cash outflow was offset by an increase in deferred revenue under our joint venture and lease pass-through structures of $10.2 million relating to upfront lease payments received from customers, solar energy system incentive rebate payments received from various state and local governments and deferred investment tax credits revenue, an increase in accounts payable of $56.7 million, an increase in accrued and other liabilities of $110.4 million and a decrease in rebates receivable of $15.0 million.

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

Investing Activities

Our investing activities consist primarily of purchases of solar energy systems and capital purchases for our module research and development and panel production as well as general corporate purchases to support our standard operations.

In the nine months ended September 30, 2015, we used $1,201.4 million in investing activities. Of this amount, we used $1,134.9 million on the design, acquisition and installation of solar energy systems under operating leases with our customers, and $147.8 million in the acquisition of solar panel manufacturing equipment, vehicles, office equipment, leasehold improvements and furniture. We also invested $44.6 million in short-term investments in highly rated corporate debt securities and asset-backed securities. These expenditures were offset by $136.6 million from sales and maturities of short-term investments. As we increase our solar panel manufacturing operations, including the start of operations at our one-gigawatt manufacturing facility in Buffalo, New York and our research and development focused California Technology Center, we estimate investing approximately an additional $60.0 million in the remainder of the 2015 and approximately an additional $120.0 million in 2016 related to the acquisition of solar panel manufacturing equipment.

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

Financing Activities

In the nine months ended September 30, 2015, we generated $1,596.1 million from financing activities. We received $783.1 million, net of lender fees, from long-term debt and repaid $212.0 million of long-term debt. We received $206.6 million from the issuance of solar bonds. We received $119.8, net of issuance costs, from the issuance of solar asset-backed notes and repaid $13.9 million of solar asset-backed notes. We received $26.4 million from fund investors in our financing funds and paid $5.1 million to fund investors in our financing funds. We also generated $754.9 million from proceeds from investments by various fund investors in our joint ventures and paid distributions to fund investors of $67.2 million.

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

Debt and Financing Fund Commitments

Debt

In August 2015, we pooled and transferred our interests in certain financing funds into a SPE and issued $103.5 million in aggregate principal of Solar Asset-backed Notes, Series 2015-1, Class A, and $20.0 million in aggregate principal of Solar Asset-backed Notes, Series 2015-1, Class B, to certain investors. The Solar Asset-backed Notes, Series 2015-1, Class A, were issued at a discount of 0.05%, bear interest at 4.18% per annum and mature on August 21, 2045. The Solar Asset-backed Notes, Series 2015-1, Class B, were issued at a discount of 1.46%, bear interest at 5.58% per annum and mature on August 21, 2045. We used a portion of the proceeds to partially prepay the principal outstanding under a term loan that is due in December 2016. For a detailed discussion of the terms of this and our other indebtedness and the changes thereto in the period, refer to Note 6, Indebtedness, to our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

Financing Fund Commitments

We have financing fund commitments from several fund investors that we can draw upon in the future upon the achievement of specific funding criteria. As of September 30, 2015, we had entered into 45 financing funds that had a total of $935.1 million of undrawn committed capital. From our significant customer backlog, we allocate to our financing funds leases, power purchase agreements and the related economic benefits associated with the solar energy systems, in accordance with the criteria of each fund. Upon such allocation and upon our satisfaction of the conditions precedent to drawing upon such commitments, we are able to draw down on the financing fund commitments. Once received, these proceeds provide working capital to deliver solar energy systems to our customers and form part of our general working capital.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our ongoing business operations. Our primary exposures include changes in interest rates because certain borrowings bear interest at floating rates plus a specified margin. For fixed-rate debt, interest rate changes do not affect our earnings or cash flows. Conversely, for floating-rate debt, interest rate changes generally impact our earnings and cash flows, assuming other factors are held constant. Pursuant to our risk management policies, in certain cases, we utilize derivative instruments to manage some of our exposures to fluctuations in interest rates on certain floating-rate debt. We do not enter into any derivative instruments for trading or speculative purposes. In addition, we entered into capped call option agreements to reduce the potential dilution to holders of our common stock upon the conversion of our convertible senior notes.

Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and reducing our funds available for capital investments, operations or other purposes. In addition, we must use a substantial portion of our cash inflows to service our borrowings, which may affect our ability to make future acquisitions or capital expenditures. A hypothetical 10% change in our interest rates would have increased our interest expense for the nine months ended September 30, 2015 and 2014 by $1.4 million and $0.7 million, respectively.

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

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2015, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In July 2012, the Company, along with other companies in the solar energy industry, received a subpoena from the U.S. Treasury Department’s Office of the Inspector General to deliver certain documents in the Company’s possession that were dated, created, revised or referred to after January 1, 2007 and that relate to the Company’s applications for U.S. Treasury grants or communications with certain other solar energy development companies or with certain firms that appraise solar energy property for U.S Treasury grant application purposes. The Inspector General and the Civil Division of the U.S. Department of Justice are investigating the administration and implementation of the U.S Treasury grant program, including possible misrepresentations concerning the fair market value of the solar energy systems submitted by the Company in U.S. Treasury grant applications. If the Inspector General concludes that misrepresentations were made, the U.S. Department of Justice could decide to bring a civil action to recover amounts it believes were improperly paid to the Company. If the U.S. Department of Justice is successful in asserting this action, the Company could then be required to pay material damages and penalties for any funds received based on such misrepresentations, which, in turn, could require the Company to make indemnity payments to certain fund investors. The Company is unable to estimate the possible loss, if any, associated with this ongoing investigation.

On March 28, 2014, a purported stockholder class action lawsuit was filed in the United States District Court for the Northern District of California against the Company and two of its officers. The complaint alleges claims for violations of the federal securities laws, and seeks unspecified compensatory damages and other relief on behalf of a purported class of purchasers of our securities from March 6, 2013 to March 18, 2014. On April 16, 2015, the District Court dismissed the complaint. The plaintiffs have filed an amended complaint in an attempt to remedy the defects in the original complaint. The Company filed a renewed motion to dismiss on August 7, 2015. The Company believes that the claims are without merit and intends to defend itself vigorously. The Company is unable to estimate the possible loss, if any, associated with this lawsuit.

On June 5 and 11, 2014, stockholder derivative actions were filed in the Superior Court of California for the County of San Mateo, purportedly on behalf of the Company and against the board of directors, alleging that the board of directors breached its duties to the Company by failing to prevent the conduct alleged in the pending purported stockholder class action lawsuit. The Company and the individual board member defendants have filed a motion to dismiss the complaint, which the Superior Court has proposed to set for hearing in December 2015. The Company is reviewing the claims asserted by the stockholders and is unable to estimate the possible loss, if any, associated with this lawsuit.

In June 2014, the Company along with Sunrun, Inc., or Sunrun, filed a lawsuit in the Superior Court of Arizona against the Arizona Department of Revenue, or DOR, challenging DOR’s interpretation of Arizona state law to impose property taxes on solar energy systems that are leased by customers. On June 1, 2015, the Superior Court issued an order rejecting the interpretation of the Arizona state law under which the DOR had sought to tax leased solar energy systems. In that same order, the Superior Court held that a separate Arizona statute, which provides that such systems are deemed to have no value for purposes of calculating property tax, violated certain provisions of the Arizona state constitution. The Company will continue to vigorously pursue its claims, including a stay of any property tax obligations pending appeal.

On March 2, 2015, the Company filed a lawsuit in the United States District Court for the District of Arizona against the Salt River Project Agricultural Improvement and Power District and the Salt River Valley Water Users’ Association, or SRP, alleging that SRP’s imposition of distribution charges and demand charges on new solar energy customers in its territory violates state and federal antitrust laws. On June 23, 2015, SRP moved to dismiss the complaint. On October 27, 2015, the District Court denied SRP’s motion to dismiss in part and granted it in part. In particular, the District Court held that the Company may proceed on its antitrust claims against SRP to seek an injunction blocking SRP’s new charges and may proceed with claims for damages under state laws other than antitrust laws. Furthermore, the District Court held that the Company may not recover monetary damages on its antitrust theories and dismissed two of its antitrust claims while allowing the others to proceed. Discovery has commenced, and the Company intends to pursue its claims vigorously.

On September 18, 2015, a stockholder derivative action was filed in the Court of Chancery of the State of Delaware, purportedly on behalf of the Company and against the board of directors, alleging that the board of directors breached its duties to the Company by approving stock-based compensation to the non-employee directors that the plaintiff claims is excessive compared to the compensation paid to directors of peer companies. The Company is reviewing the claim and is unable to estimate the possible loss, if any, associated with this lawsuit.

On September 21, 2015, the Company filed a lawsuit in the United States District Court for the District of Massachusetts against Seaboard Solar Operations LLC, or Seaboard, and its principal, Matthew G. Longman, alleging breaches of the various written contracts between the Company and Seaboard, fraud, conversion and unfair business practices. The Company is seeking a declaratory judgment that it owns and has the right to develop the specified projects and of damages of $16.0 million. The Company intends to pursue its claims vigorously.

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

Future changes to government or internal utility regulations and policies that favor electric utilities could also reduce our competitiveness and cause a significant reduction in demand for our products and services. For example, in October 2015, the Hawaii Public Utilities Commission capped the state’s net metering program at existing levels.  In addition, the three largest utilities in California recently filed proposals that would significantly reduce the economic benefits of net metering for new solar customers when the utilities reach their existing net metering program caps. In other jurisdictions, it has been proposed that additional fees and other charges be assessed on customers purchasing energy from solar energy systems. In particular, the Salt River Project (SRP) in Arizona has imposed anticompetitive penalties on new solar customers in an attempt to exclude rooftop solar, and in response in March 2015 we filed a lawsuit in federal court in Arizona, asking the court to stop SRP’s anti-competitive behavior.  In the event that effective net metering programs are limited in California and other key markets or any such fees or charges are imposed, our ability to attract new customers and compete with the price of electricity generated by local utilities in these jurisdictions may be severely limited, and such unaccounted for increases in the fees or charges applicable to existing customer agreements may increase the cost of energy to those customers and result in an increased rate of defaults under our customer agreements. Any of these results could reduce demand for our solar energy systems, harm our business, prospects, financial condition and results of operations.

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

Our ability to sell solar energy systems and the electricity they generate may be adversely impacted by the failure to expand existing limits on the amount of net metering in states that have implemented it, the failure to adopt a net metering policy where it currently is not in place, the imposition of new charges that only or disproportionately impact customers that utilize net metering or reductions in the amount or value of credit that customers receive through net metering. Our ability to sell solar energy systems and the electricity they generate may also be adversely impacted by the unavailability of expedited or simplified interconnection for grid-tied solar energy systems or any limitation on the number of customer interconnections or amount of solar energy that utilities are required to allow in their service territory or some part of the grid. For example, in October 2015, the Hawaii Public Utilities Commission capped the state’s net metering program at existing levels. In addition, utilities in some states, such as SRP in Arizona, have proposed imposing additional monthly charges on customers who interconnect solar energy systems installed on their homes. If such charges are imposed, the cost savings associated with switching to solar energy may be significantly reduced and our ability to attract future customers and compete with traditional utility providers could be impacted.

Limits on net metering, interconnection of solar energy systems and other operational policies in key markets could limit the number of solar energy systems installed in those markets. For example, California utilities limit net metering credit to 5% of the utilities’ aggregate customer peak demand. California is implementing legislation that establishes a process and timeline for developing a new net metering successor program for its three largest utilities with no cap on participation. Although recently, California’s three largest utilities filed proposals that would significantly reduce the economic benefits of net metering for new solar customers when the utilities reach their existing net metering program caps. In addition to California, New York is considering a net metering successor program through the Reforming the Energy Vision docket at the state Public Service Commission, and Nevada is developing a new net metering successor program. If the caps on net metering in California, New York, Nevada and other key markets are reached or if the amount or value of credit that customers receive for net metering is significantly reduced, future customers will be unable to recognize the current cost savings associated with net metering. We rely substantially on net metering when we establish competitive pricing for our prospective customers and the absence of net metering for new customers could greatly limit demand for our solar energy systems.

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

The federal government currently offers a 30% investment tax credit under Section 48(a)(3) and Section 25D of the Internal Revenue Code, or the Federal ITC, for the installation of certain solar power facilities until December 31, 2016. Additionally, under Section 48, energy storage systems that are installed at the time of the solar power facility and, as required by IRS guidelines, store the energy of the solar power facility, are also eligible for the Federal ITC. The credit under Section 48(a)(3) is due to adjust to 10% in 2017 for commercial installations and residential systems owned by corporate third parties, and to be completely eliminated for residential installations owned by the homeowner pursuant to Section 25D, which is the major end market we serve. Solar energy systems that began construction prior to the end of 2011 were eligible to receive a 30% federal cash grant paid by the U.S. Treasury

Department under Section 1603 of the American Recovery and Reinvestment Act of 2009, or the U.S. Treasury grant, in lieu of the Federal ITC. Pursuant to the Budget Control Act of 2011, U.S. Treasury grants are subject to sequestration beginning in 2013. Specifically, U.S. Treasury grants made on or after October 1, 2013 through September 30, 2015 will be reduced by approximately 7.2%, regardless of when the U.S. Treasury received the application. As a result, for all applications pending or submitted prior to September 30, 2015, we expect to suffer grant shortfalls of approximately $1.2 million associated with our financing funds. Applicable authorities may adjust or decrease incentives from time to time or include provisions for minimum domestic content requirements or other requirements to qualify for these incentives.

Reductions in, eliminations of, or expirations of, governmental incentives could adversely impact our results of operations and ability to compete in our industry by increasing our cost of capital, causing us to increase the prices of our energy and solar energy systems and reducing the size of our addressable market. In addition, this would adversely impact our ability to attract investment partners and to form new financing funds and our ability to offer attractive financing to prospective customers. For the quarter ended September 30, 2015, approximately 98% of new customers chose to enter into financed lease, power purchase agreements or customer loans rather than buying a solar energy system for cash.

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

If the Internal Revenue Service or the U.S. Treasury Department were to object to amounts we have claimed as too high of a fair market value on such systems, it could have a material adverse effect on our business, financial condition and prospects. For example, a hypothetical 5% downward adjustment in the fair market value in the approximately $501.3 million of U.S. Department of Treasury grant applications that have been awarded from the beginning of the U.S. Treasury grant program through September 30, 2015 would obligate us to repay up to $25.1 million to our fund investors.

We need to enter into additional substantial financing arrangements to facilitate our customers’ access to our solar energy systems, and if this financing is not available to us on acceptable terms, if and when needed, our ability to grow our business would be materially adversely impacted.

Our future success depends on our ability to raise capital from third-party fund investors to help finance the deployment of our residential and commercial solar energy systems. In particular, our strategy is to reduce the cost of capital through these arrangements to improve our margins, offset future reductions in government incentives and maintain the price competitiveness of our solar energy systems. If we are unable to establish new financing funds when needed, or on desirable terms, to enable our customers’ access to our solar energy systems with little or no upfront cost, we may be unable to finance installation of our customers’ systems, or our cost of capital could increase, either of which would have a material adverse effect on our business, financial condition and results of operations. If we are unable to establish new financing funds when needed or at all, or on desirable terms, to enable our customers’ access to our solar energy systems with little or no upfront cost, we may encounter difficulty financing installation of our customers’ systems, or our cost of capital could increase, either of which would have a material adverse effect on our business, financial condition and results of operations. To date, we have raised capital sufficient to finance installation of our customers’ solar energy systems from a number of financial institutions and other large companies. Our ability to draw on financing commitments is subject to the conditions of the agreements underlying our financing funds. If we do not satisfy such conditions due to events related to our business or a specific financing fund, developments in our industry (including related to the Department of Treasury Inspector General investigation) or otherwise, and as a result we are unable to draw on existing commitments, it could have a material adverse effect on our business, liquidity, financial condition and prospects. If any of the financial institutions or large companies that currently invest in our financing funds decide not to invest in future financing funds to finance our solar energy systems due to general market conditions, concerns about our business or prospects, the pendency of the Department of Treasury Inspector General investigation or any other reason, or materially change the terms under which they are willing to provide future financing, we will need to identify new financial institutions and companies to invest in our financing funds and negotiate new financing terms.

In the past, challenges raising new funds have caused us to delay deployment of a substantial number of solar energy systems for which we had already signed leases or power purchase agreements with customers. For example, in late 2008 and early 2009, as a result of the state of the capital markets, our ability to finance the installation of solar energy systems was limited and resulted in a significant backlog of signed sales orders for solar energy systems. Our future ability to obtain additional financing depends on the continued confidence of banks and other financing sources in our business model and the solar energy industry as a whole. It could also be impacted by the liquidity needs of such financing sources. In addition, attracting future financing could be more difficult or costly to secure if the quality of our customer contracts, as perceived by our fund investors, were to decrease as a result of an increase in customer default rates, lower credit rating requirements for new customers or other factors. Solar energy has yet to achieve broad market acceptance and depends on continued support in the form of performance-based incentives, rebates, tax credits and other incentives from federal, state, local and foreign governments. If this support diminishes, our ability to obtain external financing, on acceptable terms or otherwise could be materially adversely affected. In addition, we face competition for these third-party investor funds. If we are unable to continue to offer a competitive investment profile, we may lose access to these funds or they may only be available on less favorable terms than are available to our competitors. Our current financing sources may be inadequate to support the anticipated growth in our business plans. Moreover, we will require additional capital in the near term, and we continue to look for opportunities to optimize our capital structure. We plan to pursue sources of such capital through various financing transactions and arrangements. Our inability to secure financing could lead to cancellations and could impair our ability to accept new projects and customers. In addition, our borrowing costs could increase, which would have a material adverse effect on our business, financial condition and results of operations.

We have historically benefited from the declining cost of solar panels, and our business and financial results may be harmed as a result of increases in the cost of solar panels or tariffs on imported solar panels imposed by the U.S. government.

The declining cost of solar panels and the raw materials necessary to manufacture them has been a key driver in the pricing of our solar energy systems and customer adoption of this form of renewable energy. With an increase of solar panel and raw materials prices, our growth could slow, and our financial results could suffer. Further, the cost of solar panels and raw materials could potentially increase in the future due to a variety of factors which we cannot control, including the imposition of duties, subsidies and/or safeguards or other trade-related costs or penalties or shortages of essential components.

The U.S. government imposes antidumping and countervailing duties on solar cells manufactured in China and/or Taiwan. Based on determinations by the U.S. government, the antidumping and countervailing duty rates range from approximately 33%-255%. Such antidumping and countervailing duties are subject to annual review and may be increased or decreased.

In addition, the U.S. government imposed additional tariffs on solar modules manufactured in China (with solar cells manufactured in other countries) and solar cells manufactured in Taiwan. In early January 2015, the U.S. government announced its affirmative final determinations in both the countervailing duty and antidumping cases against China and in the antidumping case against Taiwan.

Since these tariffs are reflected in the purchase price of the solar panels and cells, these tariffs are a cost associated with purchasing these solar products. In the past, we purchased a significant number of the solar panels used in our solar energy systems from manufacturers that were based in China. We continue to be affected by these tariffs/duties and any changes to them as many of the solar panels we currently purchase contain components, including solar cells, from China and Taiwan.

If additional tariffs are imposed or other negotiated outcomes occur, our ability to purchase these products on competitive terms or to access specialized technologies from countries like China and Taiwan could be limited. Further, foreign suppliers in other countries could also be the subject of these or future trade cases. Any of these events could harm our financial results by requiring us to account for the cost of trade penalties or to purchase and integrate solar panels or other system components from alternative and potentially higher-priced sources.

In September 2014, we acquired Silevo, a solar panel technology and manufacturing company. In May 2015, we were contacted by the U.S. Customs and Border Protection (CBP) to provide information regarding our importation of solar panels manufactured by Silevo in China.  In response to CBP’s request for information, we provided applicable documentation to CBP and engaged in a review with their staff.  Following this review, we reached an informal consensus with CBP that Silevo’s solar panels are exempt from the scope of the antidumping and countervailing duties Orders. In addition, we have submitted a request for a scope ruling with the U.S. Department of Commerce for a determination on this issue.  We anticipate receiving a response from the Department of Commerce in late-November, and we have ceased importing Silevo solar panels manufactured in China while we await their decision.  We believe that the Silevo solar panels are exempt from these tariffs. However, if the Department of Commerce disagrees with our position, we may be subject to back duties and penalties under the antidumping and countervailing duties orders, which would increase our operating costs and could harm our financial results.

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

The terms of our agreement with the Research Foundation for the State University of New York, as amended, pertaining to the construction of the Buffalo Riverbend Manufacturing Facility, among other things, require us to comply with a number of covenants during the term of the agreement. Any failure to comply with these covenants could obligate us to pay significant amounts to the Foundation and result in termination of the agreement.

In September 2014, Silevo entered into an amended and restated research and development alliance agreement, as amended from time to time, referred to as the Riverbend Agreement, with the Research Foundation for the State University of New York, referred to as the Foundation, for the construction of an approximately 1 million square foot manufacturing facility capable of producing 1-gigawatt of solar panels annually on an approximately 88.24 acre site located in Buffalo, New York, referred to as the Manufacturing Facility.

Under the terms of the Riverbend Agreement, the Foundation will construct the Manufacturing Facility and install certain utilities and other improvements, with participation by us as to the design and construction of the Manufacturing Facility, and acquire certain manufacturing equipment designated by us to be used in the Manufacturing Facility and other specified items. The Foundation will cover construction costs related to the Manufacturing Facility and certain manufacturing equipment, in each case up to a maximum funding allocation from the State of New York, as well as additional specified items, and we will be responsible for any construction and equipment costs in excess of such amounts. The Foundation will own the Manufacturing Facility and manufacturing equipment it acquires for the project. We are also responsible for the acquisition of certain manufacturing equipment, which equipment we will own. Following completion of the Manufacturing Facility, we will lease the Manufacturing Facility from the Foundation for an initial period of 10 years for $1 per year plus utilities, and the Foundation will grant us the right to use the manufacturing equipment owned by it during the initial lease term at no charge. Currently, we estimate that we will incur capital expenses of approximately $150 million in connection with the construction and commissioning of the Manufacturing Facility and the initial manufacturing equipment, although this amount may increase as we near completion of the Manufacturing Facility. We cannot assure you that these estimated capital expenses related to the construction and commissioning of the Manufacturing Facility and the initial manufacturing equipment will not exceed this estimated amount.

In addition to the other obligations under the Riverbend Agreement, we must (i) use our best commercially reasonable efforts to commission the manufacturing equipment within three months of Manufacturing Facility completion and reach full production output within three months thereafter, (ii) employ at least 1,460 jobs in Western New York, with 500 of such jobs for the manufacturing operation at the Manufacturing Facility, for the initial two years of collaboration commencing after Manufacturing Facility completion, and we have committed to the retention of these jobs for five years, (iii) employ at least 2,000 other personnel in the State of New York for five years after Manufacturing Facility completion, (iv) employ a total of 5,000 people in the State of New York by the tenth anniversary of Manufacturing Facility completion, (v) spend or incur approximately $5 billion in combined capital, operational expenses and other costs in the State of New York during the 10 year period following full production, (vi) make reasonable efforts to provide first consideration to New York-based suppliers, (vii) invest and spend in manufacturing operations at a level that ensures competitive product costs for at least five years from full production, and (viii) negotiate in good faith with the Foundation on an exclusive “first opportunity basis” for 120 days before entering into any agreement for additional solar panel manufacturing capacity that Silevo may wish to develop during the term of the agreement. If we are not able to hire the specified number of employees or identify and qualify local vendors and suppliers, we would face the risk of not only failing to meet the performance criteria under the Riverbend Agreement but also not being capable of running the operations related to the Manufacturing Facility. If we fail in any year over the course of the ten-year term to meet these specified investment and job creation obligations, as described above, we would be obligated to pay a “program payment” of $41.2 million to the Foundation in any such year. In addition, we are subject to other events of defaults, including breach of these program payments and certain insolvency events, that would lead to the acceleration of all of the then unpaid program payments by us to the Foundation. Our failure to meet our contractual obligations under the Riverbend Agreement may result in our obligation to pay significant amounts to the Foundation in scheduled program payments, other contractual damages and/or the termination of our lease of the Manufacturing Facility. Any inability on our part to raise the capital necessary to operate the Manufacturing Facility and meet the specified requirements of the Riverbend Agreement during the 10-year period following full production would also cause a material adverse effect upon our business operations and prospects.

Our expectations as to the cost of building the Manufacturing Facility, acquiring manufacturing equipment and supporting our manufacturing operations may prove incorrect, which could subject us to significant expenses to achieve the desired benefits under the Riverbend Agreement.

In addition to the funding provided by the Foundation from the State of New York, we currently estimate that we will spend approximately $150 million in connection with the construction and commissioning of the Manufacturing Facility and the initial manufacturing equipment, although this amount may increase as we near completion of the Manufacturing Facility. In the event of any cost overruns in construction, commissioning, acquiring manufacturing equipment or operating the Manufacturing Facility, we may incur additional capital and operating expenses that would have a material adverse effect upon our business operations and prospects.

Our projections as to the time necessary to build the Manufacturing Facility and acquire the manufacturing equipment may prove incorrect and subject us to significant delay and additional expense.

We currently anticipate that the Manufacturing Facility will be completed and ready to commence operations in the second quarter of 2016. To date, we have agreed on seven occasions to extend the time period that the Foundation is to enter into reasonably acceptable construction contracts. There are a number of risks which may delay the completion of the Manufacturing Facility and commencement of operations, including:

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

The Manufacturing Facility is expected to be the largest of its kind in the Western Hemisphere. Successfully achieving volume manufacturing of solar cells at our projected yield, efficiency and quality levels will be difficult, and we have little experience in manufacturing at these high volumes. As we expand our manufacturing capacity and qualify additional suppliers to support our projected production volume, we may initially experience lower yields than anticipated. Any deviations in our manufacturing processes may result in significant decreases in production yield, efficiency and quality, and in some cases, may cause production to be suspended or yield no output. If we cannot achieve planned yields over time, our production costs could increase and we may be unable to produce a sufficient amount of our solar panels to meet our installation needs.

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

We are expanding our international activities and customers, and plan to continue these efforts, which subject us to additional business risks, including compliance with international and trade regulations.

Our long-term strategic plans include international expansion and we intend to sell our solar energy products and services in international markets. For example, in August 2015, we acquired ILIOSS to expand our operations into Mexico.

Risks inherent to our international operations include the following:

•

multiple, conflicting and changing laws and regulations, including energy regulations, export and import restrictions, tax laws and regulations, environmental regulations, labor laws and other government requirements, approvals, permits and licenses;

•

trade barriers and trade remedies such as export requirements, tariffs, taxes and other restrictions and expenses, which could increase the prices of our products and make us less competitive in some countries;

•

potentially adverse tax consequences associated with our permanent establishment of operations in more countries, including repatriation of non-U.S. earnings taxed at rates lower than the U.S. statutory effective tax rate;

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
•

relatively uncertain legal systems, including potentially limited protection for intellectual property rights and laws, changes in the governmental incentives we rely on, regulations and policies which impose additional restrictions on the ability of foreign companies to conduct business in certain countries or otherwise place them at a competitive disadvantage in relation to domestic companies;

•	international business practices that may conflict with CBP or other legal requirements enforced by partner government agencies;
•	financial risks, such as longer sales and payment cycles and greater difficulty collecting accounts receivable; and
•	fluctuations in currency exchange rates relative to the U.S. dollar.

Doing business in foreign markets requires us to be able to respond to rapid changes in market, legal, and political conditions in these countries. The success of our business will depend in part on our ability to succeed in differing legal, regulatory, economic, social and political environments. We recognize that we must understand the risks and opportunities relating to trade remedies so that we can develop and implement policies and strategies that will be effective in each location where we do business.

We are subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other anti-bribery and anti-money laundering laws in countries in which we conduct activities. We face significant risks if we fail to comply with the FCPA and other anticorruption laws that prohibit companies and their employees and third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to foreign government officials, political parties, and private-sector recipients for the purpose of obtaining or retaining business. In many foreign countries, particularly in countries with developing economies, it may be a local custom that businesses engage in practices that are prohibited by the FCPA or other applicable laws and regulations. We may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. Any violation of the FCPA, other applicable anticorruption laws, and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions and, in the case of the FCPA, suspension or debarment from U.S. government contracting, which could have a material adverse effect on our business, financial condition, cash flows and reputation. In addition, responding to any enforcement action may result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees.

Our vertically integrated and our continued international expansion efforts may subject us to additional regulatory risks that may impact our operating results. For example, we will have to ensure we are in compliance with any bilateral and/or multilateral free trade agreements in addition to understanding trade remedies that directly affect those products and components involved in the construction of our solar energy systems, which are procured from vendors and manufacturers outside of the United States.  Some of these components, particularly solar panels and mounting hardware made from aluminum extrusions, may be subject to antidumping and countervailing duties.

While conducting an internal review of our supply chain and import practices, we recently identified certain potential instances in which our Zep Solar subsidiaries have imported system components and other products into the United States which were misclassified upon import. In addition, we discovered that certain parts may be subject to antidumping and countervailing duties. In September 2015, we submitted a voluntary disclosure to the CBP of these and other potential misclassifications, and we intend to cooperate with CBP as we finalize this review.  As a result of these misclassifications, for the third quarter ended September 30, 2015, we recorded an accrual in the amount of approximately $5.3 million for import duties that we currently anticipate will be owed by our acquired subsidiaries to CBP relating to items imported since January 1, 2014.  We are continuing to review information related to imports from prior periods and anticipate that amounts of import duties for these periods will not be significant. If our revised classifications or estimates prove to be incorrect with respect to these import duties, the actual amounts owed may materially increase as we finalize our disclosure with CBP, which we anticipate will occur during the first quarter of 2016.  In addition, during the pendency of this review, we may be required to make full antidumping and countervailing duties deposits for imports determined to be inside the scope of the antidumping and countervailing duties Orders.  Any increase in the anticipated costs of import duties would increase our operating costs, which could be harmful to our financial results.

In the event that we fail to or are unable to comply with the legal requirements in the jurisdictions in which we operate, we may be subject to significant fines, penalties and other amounts which could materially harm our operations and financial results.

We may not realize the anticipated benefits of past or future acquisitions, and integration of these acquisitions may disrupt our business and management and cause dilution to our stockholders.

In August 2015, we acquired ILIOSSON S.A. de C.V., a commercial and industrial solar project developer in Mexico.  In September 2014, we acquired Silevo, LLC, a solar panel technology and manufacturing company. In 2013, we acquired Zep Solar, Common Assets, certain assets of Paramount Solar and completed other smaller acquisitions. In the future, we may acquire additional companies, project pipelines, products or technologies, including additional photovoltaics companies, or enter into joint ventures or other strategic initiatives. Our ability as an organization to integrate acquisitions is unproven. We may not realize the anticipated benefits of our acquisitions or any other future acquisition or the acquisition may be viewed negatively by customers, financial markets or investors.

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

In connection with this quarterly report on Form 10-Q, our management has performed an evaluation of our internal control over financial reporting as of September 30, 2015 pursuant to Section 404 of the Sarbanes-Oxley Act, and has concluded that our internal control over financial reporting and our disclosure controls and procedures were effective as of September 30, 2015.

If we are not able to maintain effective internal control over financial reporting and disclosure controls and procedures, or if additional material weaknesses are discovered in future periods, a risk that is significantly increased in light of the complexity of our business and investment funds, we may be unable to accurately and timely report our financial position, results of operations, cash flows or key operating metrics, which could result in additional late filings of our annual and quarterly reports under the Exchange Act, additional restatements of our consolidated financial statements or other corrective disclosures, a decline in our stock price, suspension or delisting of our common stock by The NASDAQ Stock Market, an inability to access the capital and commercial lending markets, defaults under our secured revolving credit facility and other agreements, or other material adverse effects on our business, reputation, results of operations, financial condition or liquidity.

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

Our total consolidated indebtedness was $2,309.3 million as of September 30, 2015. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. In addition, our 2.75% Convertible Senior Notes due 2018 issued in November 2013 (the “2018 Notes”) and our 1.625% Convertible Senior Notes due 2019 issued in September and October 2014 (the “2019 Notes” and together with the 2018 Notes, the “Notes”), are convertible into shares of common stock, and we may engage in similar issuances of convertible securities in the future to fund our operating and expansion plans. Our ability to issue additional securities and to refinance our existing indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

We expect to incur substantially more debt or take other actions which would intensify the risks discussed above.

We and our subsidiaries expect to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. We are not restricted under the terms of the indentures governing the Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indenture governing the Notes that could have the effect of diminishing our ability to make payments on the Notes when due. Our existing credit facilities restrict our ability to incur additional indebtedness, including secured indebtedness, but we may be able to obtain amendments and waivers of such restrictions or may not be subject to such restrictions under the terms of any subsequent indebtedness.

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

We have entered into several secured credit agreements, including a working capital facility under which we may currently borrow up to $360.0 million (with $333.5 million currently committed from several lenders and an additional $26.5 million subject to further conditions) that matures in December 2016. As of September 30, 2015, we had the ability to draw up to an additional $493.3 million under our credit facilities. The working capital facility requires us to comply with certain financial, reporting and other requirements. The timing of our commercial projects has on occasion adversely affected our ability to satisfy certain financial covenants under these or prior facilities. While our lenders have given us waivers of certain covenants we have not satisfied in the past, there is no assurance that the lenders will waive or forbear from exercising their remedies with respect to any future defaults that might occur. In addition, we have amended our secured revolving credit facility to engage in transactions such as the issuance of the 2019 Notes and issue Solar Bonds debt securities. While we believe that some of the financial and other covenants are generally more favorable to us following these changes, a breach of our covenants may still occur in the future.

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

We have incurred net losses in the past, and we had an accumulated deficit of $321.3 million as of September 30, 2015. We may incur net losses from operations as we increase our spending to finance the expansion of our operations, expand our installation, engineering, administrative, sales and marketing staffs, and implement internal systems and infrastructure to support our growth. We do not know whether our revenue will grow rapidly enough to absorb these costs, and our limited operating history makes it difficult to assess the extent of these expenses or their impact on our operating results. Our ability to achieve profitability depends on a number of factors, including:

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

We are a licensed contractor or use licensed subcontractors in every community we service, and we are responsible for every customer installation. For our residential projects, we are the general contractor, construction manager and installer. For our commercial projects, we are the general contractor and construction manager, and we have historically relied on licensed subcontractors to install these commercial systems. We may be liable to customers for any damage we cause to their home or facility and belongings or property during the installation of our systems. For example, we frequently penetrate our customers’ roofs during the installation process and may incur liability for the failure to adequately weatherproof such penetrations following the completion of construction. In addition, shortages of skilled subcontractor labor for our commercial projects could significantly delay a project or otherwise increase our costs. Because our profit on a particular installation is based in part on assumptions as to the cost of such project, cost overruns, delays or other execution issues may cause us to not achieve our expected margins or not cover our costs for that project.

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

The energy produced and revenue and cash receipts generated by a solar energy system depend on suitable solar and weather conditions, both of which are beyond our control. Furthermore, components of our systems, such as panels and inverters, could be damaged by severe weather, such as hailstorms or tornadoes. In these circumstances, we generally would be obligated to bear the expense of repairing or replacing the damaged solar energy systems that we own. Sustained unfavorable weather also could unexpectedly delay our installation of solar energy systems, leading to increased expenses and decreased revenue and cash receipts in the relevant periods. For example, certain states in which we operate, such as New York and Massachusetts, commonly experience inclement winter weather, and California and Mexico are expected to be impacted by significant rainfall from El Niño in the winter of 2015. Weather patterns could change, making it harder to predict the average annual amount of sunlight striking each location where we install. This could make our solar energy systems less economical overall or make individual systems less economical. Any of these events or conditions could harm our business, financial condition and results of operations.

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

We are involved in claims, legal proceedings (such as the class action and derivative lawsuits filed against us) and receive inquiries from government and regulatory agencies (such as the pending Treasury and Department of Labor investigations) that arise from the normal business activities. In addition, from time to time, third parties may assert claims against us. We evaluate all claims, lawsuits and investigations with respect to their potential merits, our potential defenses and counter claims, settlement or litigation potential and the expected effect on us. In the event that we are involved in significant disputes or are the subject of a formal action by a regulatory agency, we could be exposed to costly and time-consuming legal proceedings that could result in any number of outcomes. Although outcomes of such actions vary, any claims, proceedings or regulatory actions initiated by or against us, whether successful or not, could result in expensive costs of defense, costly damage awards, injunctive relief, increased costs of business, fines or orders to change certain business practices, significant dedication of management time, diversion of significant operational resources or some other harm to our business. In any of these cases, our business, financial condition, results of operations or the trading price for our securities could be negatively impacted.

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

Any failure to comply with laws and regulations relating to our interactions with current or prospective residential customers could result in negative publicity, claims, investigations, and litigation, and adversely affect our financial performance.

As the country’s largest residential solar installer, we rely on our ability to engage in transactions with residential customers. In doing so, we must comply with numerous federal, state and local laws and regulations that govern matters relating to our interactions with residential consumers, including those pertaining to privacy and data security, consumer financial and credit transactions, home improvement contracts, warranties and door-to-door solicitation. These laws and regulations change frequently and are interpreted by various federal, state and local regulatory bodies. Changes in these laws or regulations or their interpretation could dramatically affect how and where we conduct our business, acquire customers, and manage and use information we collect from and about current and prospective customers and the costs associated therewith.

Even though we may believe that we maintain effective compliance with all such laws and regulations, we may still be subject to claims, proceedings, litigation and investigations by private parties and regulatory authorities, and could be subject to substantial fines and negative publicity, each of which may materially and adversely affect our business and operations. We have incurred, and will continue to incur, significant expenses to comply with such laws and regulations, and increased regulation of matters relating to our interactions with residential consumers could require us to modify our operations and incur significant additional expenses, which could have an adverse effect on our business, financial condition and results of operations.

In addition, we are subject to federal, state and international laws relating to the collection, use, retention, security and transfer of personal information of our customers. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between one company and its subsidiaries. Several jurisdictions have passed new laws in this area, and other jurisdictions are considering imposing additional restrictions. These laws continue to develop and may be inconsistent from jurisdiction to jurisdiction. Complying with emerging and changing requirements may cause us to incur costs or require us to change our business practices. Any failure by us, our affiliates or other parties with whom we do business to comply with a posted privacy policies or with other federal, state or international privacy-related or data protection laws and regulations could result in proceedings against us by governmental entities or others, which could have a detrimental effect on our business, results of operations and financial condition.

Risks Related to the Ownership of Our Common Stock

Our stock price has been and may continue to be volatile, and the value of your investment could decline.

The trading price of our common stock has been volatile since our initial public offering. Since shares of our common stock were sold in our initial public offering in December 2012 at a price of $8.00 per share, the reported high and low sales prices of our common stock on The NASDAQ Stock Market has ranged from $9.20 to $88.35 per share, through October 29, 2015. The market price of our common stock may fluctuate widely in response to many risk factors listed in this section and others beyond our control, including:

•	changes in laws or regulations applicable to our industry, products or services, including the effects of tariffs and other anti-competitive actions;
•	additions or departures of key personnel;
•	actual or anticipated changes in expectations regarding our performance by investors or securities analysts;
•	price and volume fluctuations in the overall stock market;
•	volatility in the market price and trading volume of companies in our industry or companies that investors consider comparable;
•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•	addition or loss of significant customers;
•	our ability to protect our intellectual property and other proprietary rights;
•	sales of our common stock by us or our stockholders, including as a result of recent, proposed or new offerings and acquisitions;

•	litigation involving us, our industry or both;
•	major catastrophic events; and
•	general economic and market conditions and trends.

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

As of September 30, 2015, our directors and executive officers and their affiliates, in the aggregate, owned approximately 36% of the outstanding shares of our common stock. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might affect the market price of our common stock.

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

If securities or industry analysts cease publishing research or reports about us, our business or our market, or if they adversely change their recommendations regarding our stock, our stock price and trading volume could decline.

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

Date: October 30, 2015

SOLARCITY CORPORATION

By:	/s/ LYNDON R. RIVE
Lyndon R. Rive
Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1*

Stock Purchase Agreement, dated August 3, 2015, by and among SolarCity Corporation, Solar Explorer, LLC, Solar Voyager, LLC, Tatiana Alejandra Arelle Caraveo, Manuel Vegara Llanes and ILIOSSON, S.A. de C.V. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 5, 2015).

10.10l

Seventh Amendment to the Amended and Restated Credit Agreement, dated as of July 24, 2015, by and among SolarCity Corporation, a Delaware corporation, the Lenders party thereto and Bank of America, N.A., as administrative agent.

10.16f

Sixth Amendment to Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of September 1, 2015, by and between The Research Foundation For The State University of New York, on behalf of the College of Nanoscale Science and Engineering of the State University of New York, and Silevo, LLC.

10.16g

Seventh Amendment to Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of October 9, 2015, by and between The Research Foundation For The State University of New York, on behalf of the College of Nanoscale Science and Engineering of the State University of New York, and Silevo, LLC.

10.16h

Eighth Amendment to Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of October 26, 2015, by and between The Research Foundation For The State University of New York, on behalf of the College of Nanoscale Science and Engineering of the State University of New York, and Silevo, LLC.

10.19c

Majority Group Agent Action No. 3, dated as of July 13, 2015, by and among Megalodon Solar, LLC (an indirect wholly owned subsidiary of the Registrant), as borrower, the Registrant, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the lenders party thereto.

10.19d

Required Group Agent Action No. 4, dated as of August 25, 2015, by and among Megalodon Solar, LLC (an indirect wholly owned subsidiary of the Registrant), as borrower, the Registrant, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the lenders party thereto.

10.19e*

Required Group Agent Action No. 5, dated as of August 27, 2015, by and among Megalodon Solar, LLC (an indirect wholly owned subsidiary of the Registrant), as borrower, the Registrant, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the lenders party thereto.

10.19f*

Required Group Agent Action No. 7, dated as of September 30, 2015, by and among Megalodon Solar, LLC (an indirect wholly owned subsidiary of the Registrant), as borrower, the Registrant, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the lenders party thereto.

10.20**	Description of Founder Awards (incorporated by reference to Item 5.02 of the Registrant’s Current Report on Form 8-K filed on August 27, 2015).

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Labels Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*	Confidential treatment requested as to certain portions of this exhibit, which portions have been omitted and submitted separately to the Securities and Exchange Commission.
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

**	Indicates a management contract or compensatory plan or arrangement.