Form 10-K
period 2015-12-31
SOLARCITY CORP
filed 2016-02-10
CIK 1408356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of voting stock held by non-affiliates of the registrant based on the closing price of $53.55 for shares of the registrant’s common stock as reported by the NASDAQ Global Select Market, was approximately $3,281.8 million.

On January 31, 2016, 97,913,107 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information called for by Part III of this Form 10-K is hereby incorporated by reference from the definitive Proxy Statement for our annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2015.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The discussion in this annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies; anticipated future financial results; expected trends in certain financial and operating metrics; our belief that the aggregate megawatt production capacity of our systems is an indicator of the growth rate of our solar energy systems business; the calculation of estimated nominal contracted payments remaining, and certain other metrics based on forward-looking projections; projections on growth in the markets that we operate and our growth rates; pricing trends, including our ability to achieve economies of scale in both installation and capital costs; our ability to successfully integrate acquired businesses, operations and personnel; our ability to achieve manufacturing economies of scale and associated cost reductions; our goals reducing our cost per watt to $2.30 by 2017 and $2.00 by 2019; our expectations regarding the Riverbend Agreement, the development and construction of the Manufacturing Facility, anticipated timing and expense related to acquisition of manufacturing equipment, and related assumptions regarding expected capital and operating expenses and the performance of our manufacturing operations; our belief that adequate surplus capacity of non-tariff solar panels is available to suit our future needs and the costs of solar energy system components; our beliefs regarding future regulations and policies affecting our business, such as net energy metering policies; projections relating to our use of and reliance on U.S. Treasury grants and federal, state and local incentives and tax attributes; our regulatory status as a non-utility; our ability to continue to meet the regulatory requirements of a public company; domestic and international expansion, including throughout Mexico, and hiring plans; compliance with federal and international laws and regulations; product development efforts and customer preferences; the fair market value of our solar energy systems, including amounts potentially payable to our fund investors as a result of decreased fair market value determinations by the U.S. Treasury Department; the life and durability of our solar systems and equipment, anticipated contract renewals and warranty obligations; the success of our sales and marketing efforts; our internal control environment; pending litigation; the payment of future dividends; and our belief as to the sufficiency of our existing cash and cash equivalents, funds available under our secured credit facilities and funds available under existing financing funds to meet our working capital and operating resource requirements for the next 12 months.

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

PART I

ITEM 1. BUSINESS

Overview

SolarCity’s founding vision is to accelerate mass adoption of sustainable energy. We believe solar power can and will become the world’s predominant source of energy, and that we can speed widespread adoption of solar power by offering products that save our customers money. We sell renewable energy to our customers at prices below utility rates, and are focused on reducing the cost of solar energy. Since our founding in 2006, we have installed solar energy systems for over 230,000 customers. Our long-term agreements with our customers generate recurring payments and create a portfolio of high-quality receivables that we leverage to further reduce the cost of making the switch to solar energy.

We currently install more solar energy systems than any other company in the United States with over 110,000 new installations in 2015. During the first nine months of 2015, we installed approximately one-third of all residential solar energy capacity installed in the United States and approximately one-eighth of all commercial and industrial solar energy capacity in the United States, according to GTM Research, and we are the largest employer in the United States solar industry. Despite our growth, as of the end of 2015, the electricity produced by our solar installations represented less than 0.1% of total U.S. electricity generation. With over 37 million single-family homes in our primary service territories, and many millions more across the rest of the country and the world, our opportunity to expand is enormous and continues to grow.

Achieving our founding vision requires changing the way that electricity is produced and delivered. As part of this mission, we have set operational goals of reducing our cost per watt to $2.30 by 2017 and $2.00 by 2019. Accomplishing these goals requires efficient growth in our business through continued product and financing innovations, and a strong dedication to customer service.

2015 Operational Highlights:

Our 2015 operational highlights include the follow:

•

Megawatts Installed – We installed 870 megawatts in the year ended December 31, 2015, an increase of 73.0% from the year ended December 31, 2014, and installed more solar energy systems than any other company in the United States in 2015.

•	Healthy Balance Sheet – We had cash and cash equivalents of $382.5 million as of December 31, 2015.
•	Solar Installations – We have installed 232,940 solar energy systems for our customers as December 31, 2015, an increase of 87.8% from fiscal 2014.
•	Total Employees – We grew to 15,273 total employees as of December 31, 2015, an increase of 68.7% from fiscal 2014.
•	International Expansion – In 2015, we expanded our solar installation business internationally into Mexico, with our acquisition of Ilioss in August 2015.
•	Convertible Note Offerings – We issued $113 million in aggregate principal of zero coupon convertible senior notes due 2020 in a private placement transaction.
•

Advancement in Rooftop Solar Panel Efficiency – In the fourth quarter of 2015, we announced that we had built what we believe to be the world’s most efficient rooftop solar panel, with a module efficiency exceeding 22%, and began domestic manufacturing of our high-efficiency rooftop solar panels.

•

Worldwide Microgrid Service – We launched GridLogic, a microgrid service that combines distributed energy resources (solar, batteries and controllable load) and can provide dependable, clean power to communities anywhere in the world vulnerable to power outages and high energy costs.

•

Service Offering to SMBs – We partnered with Renew Financial to begin offering our energy contracts to small and medium-sized businesses, or SMBs, by allowing them to make payments through their property tax bills.

We believe the significant demand for our energy solutions results from the following value propositions:

•

We lower energy costs. We make it possible for our customers to switch to clean solar energy for less than they currently pay for electricity from utilities, with little to no up-front cost. Customers also are able to secure their energy costs for the long term and potentially insulate themselves from rising energy costs.

•

We build long-term customer relationships. We are focused on creating lifetime customer relationships. We offer solar energy on long-term customer agreements, typically with 20-year contract terms for SolarCity owned systems (with the potential to renew contracts at the end of the original term) and 30-year contract terms for customer-owned systems financed by SolarCity. These agreements reflect a position of trust in our customers’ homes and businesses and generate significant referrals to new customers. Approximately one-out-of-five of our new residential sales in 2015 have come from referrals from other customers.

•	We make it easy. We perform the entire process – designing, permitting, financing, installing, maintenance and monitoring – and enable our customers to make the simple switch to renewable energy.
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

Our Customers

Our customers purchase electricity and energy-related products and services from us that lower their overall energy costs. Our customer base is comprised of the following key sectors:

•

Residential. The vast majority of our customers are individual homeowners who want to switch to cleaner, more affordable energy. Residential customers also include homeowners within communities developed by home builders we have partnered with.

•

Commercial. Our commercial customers represent diverse business sectors, including technology, retail, manufacturing, agriculture and nonprofits, including large customers such as Walmart, eBay, HP, Walgreens, Intel, and Safeway, Mexican businesses such as Tiendas Soriana, and thousands of other businesses across the United States, including SMBs.

•

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

We have completed installations in 27 states, the District of Columbia, Puerto Rico, Canada and Mexico, and maintain operations centers across the United States. More than 70% of our current customers are in our top five states – California, Arizona, Massachusetts, Maryland and New York. We intend to expand our footprint domestically and internationally wherever distributed solar energy generation is a viable economic alternative to utility generation.

Our Approach

Through our uniquely vertically-integrated strategy, we enable our customers to lower their energy costs in a simple and efficient process. We have disrupted the industry status quo by providing renewable energy directly to customers for less than they are currently paying for utility-generated energy. Unlike utilities, we provide energy with a predictable cost structure that does not rely on limited fossil fuels and is insulated from rising retail electricity prices. We also provide assurances to our customers as to the amount of electricity produced by our solar energy systems. Our strategy is to create a best-in-class vertically-integrated operation focused on leveraging differentiated technology and our significant scale to lead the way in driving down the cost of solar energy to an affordable level for more and more people across the country and, eventually, the world. By focusing on technology solutions, we are working to build a cleaner, more affordable, more resilient energy distribution grid. By putting cleaner and more affordable energy in the hands of the consumer, we are building a broad portfolio of customers with relationships we aim to retain for life and ultimately a network of distributed solar energy systems that could transform the way energy is delivered globally.

The key elements of our integrated customer-focused approach are illustrated below:

SolarCity’s Integrated Approach

•

Sales. We sell our products and services through a national sales organization that includes specialized internal call centers, a door-to-door sales team, a channel partner network and a robust customer referral program. We have structured our sales organization to efficiently engage prospective customers from initial interest to customized proposals to signed contracts. We intend to continue growing our sales teams as we focus on cost-efficient growth to educate consumers about the benefits of our solar products in order to lower customer acquisition costs and further expand our operations.

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

•

Engineering. Our in-house engineering team designs a customized solar energy system for each of our customers. We have developed software that simplifies and expedites the design process and optimizes the design to maximize the energy production of each system. Our engineers complete a structural analysis of each building and produce a full set of structural design and electrical blueprints that contain the specifications for all system components.

•

Manufacturing: In the fourth quarter of 2015, we announced that we had built what we believe to be the world’s most efficient rooftop solar panel, with a module efficiency exceeding 22%, and began domestic manufacturing of our high-efficiency rooftop solar panels. We have also continued making innovations in solar mounting hardware, focusing on further reducing our installation time and costs.

•

Installation. Once we complete the design of our solar energy systems, we obtain all necessary building permits. Our customer care representatives coordinate the SolarCity team and continually update our customers every step through the project. We are a licensed contractor or use licensed subcontractors in every community we service, and we are responsible for every customer installation. For substantially all of our residential projects, we are the general contractor, construction manager and installer. For our commercial projects, we are in most cases the general contractor and construction manager and are increasing the integration of our commercial installation operations. Once we complete installation of a system, we schedule inspections with the local building department and arrange for interconnection to the power grid with the utility. By handling these logistics, we make the installation process simple for our customers.

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

•

Energy Storage. We also offer energy storage services through our collaboration with Tesla Motors. In March 2015, we announced our proprietary GridLogic microgrid service that combines distributed energy resources to enable a cleaner, more resilient and more affordable way of providing power. In April 2015, we announced a turnkey residential battery backup service that incorporates Tesla’s Powerwall.  We continue to see strong customer adoption of our DemandLogic smart energy storage system for commercial customers that allow businesses to reduce energy costs by using stored electricity generated by our solar energy systems to reduce peak demand from utilities.

Competitive Strengths

We believe the following strengths enable us to deliver our solar energy solutions to a diversified customer base that includes residential homeowners, large and small businesses, and government entities:

•

Lower cost energy. We provide energy to our customers at prices below utility rates. Our solar energy systems rely solely on the energy produced by the sun, allowing our customers to generate their own energy and reduce the amount they purchase from utilities. We help put solar energy generation within the reach of our customers by providing a variety of pricing options that minimize or eliminate upfront costs. Our customers typically achieve a lower overall electricity bill immediately upon installation. As retail utility rates rise, our customers’ savings can generally increase.

•

Easy to switch. We have developed an integrated approach that allows our customers to access distributed renewable energy generation simply and efficiently. By providing the sales, financing, engineering, installation, monitoring and maintenance ourselves, we are able to control and oversee the entire process while providing a superior experience to our customers.

•

Long-term customer relationships. Our business model is centered on developing long-term relationships with our customers. Under our standard customer lease and power purchase agreements, our solar energy customers typically purchase energy from us for 20 years, and because our solar energy systems have an estimated life in excess of 30 years, we intend to offer our customers renewal contracts at the end of the original contract term. Under our MyPower product, we sell solar energy systems to our customers financed by a loan of up to 30 years. Under all our agreements, we maintain an ongoing relationship with our solar energy customers through our receipt of payments and our real-time monitoring systems.

•

Significant size and scale. Our status as the leading installer of solar energy systems in the United States enables us to achieve economies of scale in both installation and capital costs. We believe that our scale provides our customers with confidence in our continuing ability to service their system and guarantee its performance over the duration of their long-term contract.

•

Innovative technology. We continually innovate and develop new technologies to facilitate our growth and to enhance the delivery of our products and services. For example, we have developed proprietary software to reduce system design and installation, and we have acquired leading solar technology companies such as Zep Solar and Silevo.

•

Brand recognition. Our lifetime approach to customer relationships, our ability to provide high-quality services, and our dedication to best-in-class engineering efforts have helped us establish a recognized and trusted national brand. As one of the first companies to enter the solar leasing business and with the largest number of installations in the country by a wide margin, we have built a formidable track record of excellent workmanship and high customer satisfaction that is difficult for smaller, newer competitors to match. In 2015, approximately one-out-of-five of our new residential sales contracts originated from customer referrals. We believe our well-known brand and strong reputation are meaningful factors for customers as they consider their energy alternatives.

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

Our Financial Strategy and Product Offerings

SolarCity is an industry leader in offering innovative financing alternatives for our customers. In 2008, we launched the SolarLease, offering customers a fixed monthly fee at rates that typically translated into lower monthly utility bills with an electricity production guarantee from a SolarCity-owned system. This was followed in 2009 by the launch of the SolarPPA, a power purchase agreement charging customers a fee per kilowatt hour, or kWh, based on the amount of electricity produced by our solar energy systems at rates typically lower than their local utility rate. In 2014, we launched MyPower, a SolarCity-financed loan that offers the benefits of customer-owned systems. MyPower allows customers to take direct advantage of federal tax credits to reduce their electricity prices, with monthly payments applied to the balance of the customer’s outstanding loan. These money-saving product offerings have fueled our growth to date.

Our long-term customer agreements create high-quality recurring payments, investment tax credits, accelerated tax depreciation and other incentives. We perceive our recurring customer payments as high-quality assets because electricity is a necessity, and our customers typically include individuals with high credit scores, commercial businesses and government agencies. In addition, we have experienced extremely low historic default rates on payments from our customers, with average net loss rates in 2015 of approximately 0.5%. Our financial strategy is to monetize these assets at the lowest cost of capital. We share the economic benefit of this lower cost of capital with our customers by lowering the price they pay for energy.

Historically, we have monetized the assets created by our customer agreements through financing funds we have formed with fund investors. In general, we contribute and sell assets to the financing funds in exchange for upfront cash and a residual interest. The allocation of the economic benefits, as well as the timing of receipt of such economic benefits, among us and the fund investors varies depending on the structure of the financing fund. We use a portion of the cash received from the financing fund to cover our variable and fixed costs associated with installing the related solar energy systems. We invest the excess cash in the growth of our business. At the end of 2015, we had over 40 financing funds with 20 different investors, comprised mostly of large financial institutions and large blue chip corporations.

In 2013, we completed what we believe to be the first securitization of distributed solar energy assets, and we have followed our initial offering with four additional securitization offerings. In 2014, we launched our Solar Bonds program, offering investors the opportunity to purchase SolarCity debt securities directly from us through a web-based platform. In the future, in addition to or in lieu of monetizing our solar energy assets through financing funds, we may use debt, equity, securitization, joint-ventures and other financing strategies to fund our operations.

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

•

Solar Energy Systems. The major components of our solar energy systems include solar panels that convert sunlight into electrical current, inverters that convert the electrical output from the panels to a usable current compatible with the electric grid, racking that attaches the solar panels to the roof or ground and electrical hardware that connects the solar energy system to the electric grid and our monitoring device. We purchase the majority of system components from vendors, maintaining multiple sources for each major component to ensure competitive pricing and an adequate supply of materials. We also design and manufacture other system components.

In the fourth quarter of 2015, we announced that we had built what we believe to be the world’s most efficient rooftop solar panel, with a module efficiency exceeding 22%, and began domestic manufacturing of our high-efficiency rooftop solar panels.  The SolarCity panel generates more power per square foot and harvests more energy over a year than any other rooftop panel in production.

•	Customer Agreements
•

SolarLease and SolarPPA Customer Agreements. Our innovative SolarLease and SolarPPA customer agreements have fueled our growth by allowing our customers to pay little or no upfront costs to switch to distributed solar energy. Customers can also increase their lifetime energy savings by pre-paying a portion of their future payments. Over the terms of both agreements, we own and operate the system and guarantee its performance. Our current standard SolarLeases and SolarPPAs have 20-year terms, and we typically offer the opportunity to renew our agreements for up to an additional 10 years. Prior to 2010, our standard lease term was 15 years. In a limited number of utility districts, we continue to offer lease terms of less than 20 years to offer the maximum savings under applicable incentive programs. In addition, a limited number of our commercial customers have entered into power purchase agreements with terms of between 10 and 20 years.

•

MyPower Loan Agreement. Our first-of-its-kind MyPower product combines the benefits of our SolarPPA with financing directly through SolarCity. Under MyPower, we operate and maintain the system through the 30-year term of the agreement. MyPower allows us to broaden our customer base to customers preferring system ownership and expand our markets to jurisdictions less favorable to third-party owned systems.

•

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

•

Zep Solar Mounting Systems. Our Zep Solar division designs complementary mounting and grounding hardware. Zep Solar’s engineering team is dedicated to state-of-the-art innovations to reduce the cost of installing solar energy systems and increase their productivity. Our ZS Peak flat roof solar mounting solution has increased our ability to serve commercial customers by reducing installation times and increasing the electricity generation and panel capacity of our system layouts.

•	Proprietary Software
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

•	Channel Partner Network

•

The Home Depot. Our products and services are available through The Home Depot stores located in most states where we have significant operations. We are the exclusive solar provider in the stores we serve. We primarily sell through a team of field energy specialists that speak to and qualify prospective customers in stores. In addition, we sell through point-of-purchase displays in the stores, and through other direct marketing strategies including in-store flyers, seminars, promotions, retail signage and displays, and a co-branded website.

•

Best Buy. We also offer our products and services in over 200 Best Buy stores across the nation, where SolarCity representatives are available to evaluate the feasibility of installing a residential solar energy system.

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

•	Other Channel Partners. Our products and services are also available through partnerships with Tesla Motors, Direct Energy, Honda, Acura and BMW.
•

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

Operations and Suppliers

We purchase major components such as solar panels and inverters directly from multiple manufacturers. We screen these suppliers and components based on expected cost, reliability, warranty coverage, ease of installation and other ancillary costs. As of December 31, 2015, our primary solar panel suppliers were Canadian Solar Inc., Trina Solar Limited, AUO Green Energy America Corp., REC Americas LLC, Hanwa Qcells America and Kyocera Solar, Inc., among others, and our primary inverter suppliers were ABB Inc., SolarEdge Technologies, Inc., Fronius USA, LLC, and Solectria Renewables, LLC, among others. We typically enter into master contractual arrangements with our major suppliers that define the general terms and conditions of our purchases, including warranties, product specifications, indemnities, delivery and other customary terms. We typically purchase solar panels and inverters on an as-needed basis from our suppliers at then-prevailing prices pursuant to purchase orders issued under our master contractual arrangements. While we generally do not enter into arrangements containing long-term pricing or volume commitments, we have entered into several long-term purchase commitments to procure solar panels, system components and other commodities, and we may increasingly do so in the future.

Our racking and mounting systems are manufactured by our Zep Solar subsidiary, as well as other contract manufacturers using our design.

We maintain over 80 centralized operations and maintenance facilities and a fleet of approximately 4,300 trucks and other vehicles to support our rapidly growing business. In California, our operations and maintenance facilities allow us to service more than 95% of the state’s population. This operational scale is fundamental to our business, as our field teams currently complete over 8,000 residential solar energy system installations each month, while our project management teams simultaneously manage thousands of projects as they move through the stages of engineering, permitting, installation and monitoring.

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

We also compete with companies that provide products and services in distinct segments of the downstream solar energy and energy-related products value chain. Many companies only install solar energy systems, while others only provide financing for these installations. In the residential solar energy system installation market, our primary competitors include Vivint Solar Inc., Sunrun Inc., NRG Home Solar, Sungevity, Inc., Trinity Solar, Verengo, Inc., and many smaller local solar companies. In the commercial solar energy system installation market, our competitors include SunPower Corporation, SunEdison LLC, Borrego Solar Systems, Inc., G&S Solar Installers, Cenergy Power and numerous other companies.

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

As of December 31, 2015, SolarCity and our wholly owned subsidiaries had 76 issued patents and 250 patent applications pending with the U.S. Patent and Trademark Office, 56 patents issued/registered and 111 patent applications pending with foreign patent and trademark offices, and 47 trademark registrations and 55 pending trademark applications. These patents and applications relate to various SolarCity technologies, such as solar cells, installation and mounting hardware, financial products, monitoring solutions and related software. Our issued patents start expiring in 2025. SolarCity intends to continue to file additional patent applications. “SolarCity,” “SolarCity and Sun logo,” “SolarGuard,” “SolarLease,” “PowerGuide,” “SunRaising,” “Rooftop Rewards,” “Solar Made Simple,” “Energy Explorer,” “Zep Solar,” “Zep Compatible,” “Zep Groove,” “Silevo,” “Triex,” and “Ilioss” are among SolarCity’s registered trademarks in the United States and, in some cases, in certain other countries. SolarCity’s other unregistered trademarks and service marks in the United States include: “Power Forever,” “Better Energy,” “SolarBid,” “SolarWorks” and “DemandLogic.”

All of our employees and independent contractors are required to sign agreements acknowledging that all inventions, trade secrets, works of authorship, developments and other processes generated by them on our behalf are our property and assigning to us any ownership that they may claim in those works.

Securing Our Solar Energy Systems

Unless a customer fully prepays for a solar energy system, we file a uniform commercial code financing statement, or UCC-1, on the systems in the real property records where each system is located prior to or when the system is installed. We file the UCC-1 to provide notice of our interests in the solar energy system to anyone who might perform a title search on the address where the system is located. For loans financed by SolarCity, we also file the UCC-1 with the applicable state’s secretary of state.

A UCC-1 fixture filing is not a lien against a customer’s home and does not entitle us to the proceeds of the sale of a home in foreclosure. Typically, when a foreclosed home is sold by the lender, we negotiate with the prospective buyer to assume the existing agreement.  We believe the prospective buyer is generally motivated to assume the existing agreement to receive its benefits. The number of solar energy systems identified for recovery has been immaterial to date.

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

Our operations are subject to stringent and complex federal, state and local laws and regulations governing the occupational health and safety of our employees, wage regulations and environmental regulations. For example, we are subject to the requirements of the federal Occupational Safety and Health Act, as amended, or OSHA, and comparable state laws that protect and regulate employee health and safety. Our increased manufacturing operations also subject us to a number of environmental health and safety regulations.  We have a robust safety department led by safety professionals, and we expend significant resources to comply with these regulations, requirements and industry best practices.

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

The federal government currently provides an uncapped investment tax credit, or Federal ITC, under two sections of the Internal Revenue Code of 1986, as amended, or IRC: Section 48 and Section 25D, both of which were modified and extended at the end of 2015.

Section 48(a)(3) of the IRC allows a taxpayer to claim a credit of 30% of qualified expenditures for a commercial solar energy system that commences construction by December 31, 2019. The credit then declines to 26% for systems that commence construction by December 31, 2020 and to 22% for systems that commence construction by December 31, 2021.  The credit is scheduled to decline to a permanent 10% effective January 1, 2022. Historically, we have utilized the Section 48 commercial credit when available for both our residential and commercial projects, based on ownership of the solar energy system. The federal government also provides accelerated depreciation for eligible commercial solar energy systems. Department of Treasury regulations detailing how the commence construction requirements can be satisfied are expected by the end of the first quarter of 2016.

Section 25D of the IRC allows a taxpayer to claim a credit for a residential solar energy system that is owned by the homeowner. This credit is available at 30% for systems that are placed in service by December 31 2019, at 26% for systems placed in service in 2020, and at 22% for systems placed in service in 2021.  The credit is scheduled to expire effective January 1, 2022. MyPower customers can currently claim the Section 25D investment tax credit. Customers who purchase their solar energy systems for cash are also eligible to claim the Section 25D investment tax credit.

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

Forty-one states, Washington, D.C. and Puerto Rico have a regulatory policy known as net energy metering, or net metering, available to new customers. Net metering typically allows SolarCity’s customers to interconnect their on-site solar energy systems to the utility grid and offset their utility electricity purchases by receiving a bill credit at the utility’s retail rate for energy generated by their solar energy system that is exported to the grid in excess of electric load used by customers. Each of the states where we currently serve customers has adopted a net metering policy except for Texas, where certain individual utilities have adopted net metering or a policy similar to net metering. Typically, at the end of the billing period, the customer simply pays for the net energy used or receives a credit at the retail rate if more energy is produced than consumed.

Some states have established limits on net metering. For example, in October 2015, the Hawaii Public Utilities Commission capped the state’s net metering program at existing levels and net metering no longer is available to new customers. In late-December 2015, the Nevada Public Utilities Commission also effectively capped the state’s net metering program at existing levels and net metering no longer is available to new customers. In addition, the new rules adopted by the Nevada Public Utilities Commission include significant additional monthly charges on customers who interconnect their solar energy systems, a significant reduction in the amount of bill credit customer receive for energy generated by their solar energy system that is exported to the grid in excess of electric load used by customers, and application of the new rules to existing customers with solar energy systems. These actions have been criticized by solar and customer protection groups and we have challenged these new rules and their application to existing customers in filings with the Nevada Public Utilities Commission.

California investor-owned utilities are currently required to provide net metering to their customers until the total generating capacity of net metered systems exceeds 5% of the utilities’ “aggregate customer peak demand.” In January 2016, the California Public Utilities Commission established a new net metering program requiring that customers utilize a time-of-use tariff, with no participation cap that will apply after the current 5% cap is reached. Other states, such as New York and New Jersey, recently have increased their respective limits on net metering.

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

Employees

As of December 31, 2015, we had 15,273 total employees, of whom 15,219 were full-time employees. Approximately 6,873 worked in operations, installations and manufacturing; 5,661 in various sales and marketing related departments and 2,739 in general and administrative and research and development related departments.  In January 2016, following the recent actions by the Nevada Public Utilities Commission, we were forced to eliminate more than 550 jobs in Nevada, primarily affecting personnel in operations, installations and manufacturing, as well as sales and marketing related departments.  As of the date of this Annual Report, we are focused on relocating employees to other states and positions and reducing the impact of these job eliminations on our employees.  Our employees are not currently represented by any labor union or subject to any collective bargaining agreement. We have not experienced any work stoppages, and we consider our relationship with our employees to be good.

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

Risks Related to our Operations

Existing electric utility industry regulations, and changes to regulations, may present technical, regulatory and economic barriers to the purchase and use of solar energy systems that may significantly reduce demand for our solar energy systems or adversely impact the economics of existing energy contracts.

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

Future changes to government or internal utility regulations and policies that favor electric utilities could also reduce our competitiveness, cause a significant reduction in demand for our products and services, and threaten the economics of our existing energy contracts. For example, in October 2015, the Hawaii Public Utilities Commission capped the state’s net metering program at existing levels and net metering no longer is available to new customers. In late-December 2015, the Nevada Public Utilities Commission also effectively capped the state’s net metering program at existing levels and net metering no longer is available to new customers. In addition, Nevada’s new rules include significant additional monthly charges on customers who interconnect their solar energy systems, significant reduction in the amount of bill credit for energy generated by their solar energy system that is exported to the grid in excess of electric load used by customers, and application of the new rules to existing customers with solar energy systems. These new rules and their application to existing customers have been challenged in filings with the Nevada Public Utilities Commission and we intend to pursue available remedies under state law, if necessary.  As a result of these new rules we have ceased our sales and installation operations in Nevada.  If these new rules are imposed as adopted, the new rules are not overruled legislatively, and challenges to these new rules are unsuccessful, demand for solar energy systems and services in Nevada will likely be significantly impaired, and we could see an increase in the default rate of existing energy contracts or we may find it necessary to renegotiate our pricing of affected customers.

In other jurisdictions, it has been proposed that additional fees and other charges be assessed on customers purchasing energy from solar energy systems. In particular, the Salt River Project, or SRP, in Arizona has imposed anticompetitive penalties on new solar customers in an attempt to exclude rooftop solar, and in response in March 2015 we filed a lawsuit in federal court in Arizona, asking the court to stop SRP’s anti-competitive behavior. In the event that effective net metering programs are limited in California and other key markets or any such fees or charges are imposed, our ability to attract new customers and compete with the price of electricity generated by local utilities in these jurisdictions may be severely limited, and such unaccounted for increases in the fees or charges applicable to existing customer agreements may increase the cost of energy to those customers and result in an increased rate of defaults under our customer agreements. Any of these results could reduce demand for our solar energy systems, harm our business, prospects, financial condition and results of operations.

We rely on net metering and related policies to offer competitive pricing to our customers in some of our key markets.

Forty-one states, Washington, D.C. and Puerto Rico have a regulatory policy known as net energy metering, or net metering, available to new customers. Each of the states where we currently serve customers has adopted a net metering policy except for Texas, where certain individual utilities have adopted net metering or a policy similar to net metering. Net metering typically allows our customers to interconnect their on-site solar energy systems to the utility grid and offset their utility electricity purchases by receiving a bill credit at the utility’s retail rate for energy generated by their solar energy system that is exported to the grid in excess of the electric load used by the customers. At the end of the billing period, the customer simply pays for the net energy used or receives a credit at the retail rate if more energy is produced than consumed. Utilities operating in states without a net metering policy may receive solar electricity that is exported to the grid when there is no simultaneous energy demand by the customer without providing retail compensation to the customer for this generation.

Our ability to sell solar energy systems and the electricity they generate may be adversely impacted by the failure to expand existing limits on the amount of net metering in states that have implemented it, the failure to adopt a net metering policy where it currently is not in place, the imposition of new charges that only or disproportionately impact customers that utilize net metering or reductions in the amount or value of credit that customers receive through net metering. Our ability to sell solar energy systems and the electricity they generate may also be adversely impacted by the unavailability of expedited or simplified interconnection for grid-tied solar energy systems or any limitation on the number of customer interconnections or amount of solar energy that utilities are required to allow in their service territory or some part of the grid. For example, in October 2015, the Hawaii Public Utilities Commission capped the state’s net metering program at existing levels, and in late-December 2015, the Nevada Public Utilities Commission effectively capped the state’s net metering program at existing levels and imposed additional monthly charges on customers who interconnect their solar energy systems. In addition, utilities in some states, such as SRP in Arizona, have proposed imposing additional monthly charges on customers who interconnect solar energy systems installed on their homes. If such charges are imposed, the cost savings associated with switching to solar energy may be significantly reduced and our ability to attract future customers and compete with traditional utility providers could be impacted.  If such charges are imposed on existing customers in a way that adversely impacts the economics of existing energy contracts, as in Nevada, we could further see an increase in the default rate of existing energy contracts or we may find it necessary to renegotiate our pricing of affected customers.

Limits on net metering, interconnection of solar energy systems and other operational policies in key markets could limit the number of solar energy systems installed in those markets. For example, California investor-owned utilities are currently required to provide net metering to their customers until the total generating capacity of net metered systems exceeds 5% of the utilities’ “aggregate customer peak demand.” In January 2016, the California Public Utilities Commission established a new net metering program requiring that customers utilize a time-of-use tariff, with no participation cap that will apply after the current 5% cap is reached. New York is considering a net metering successor program through the Reforming the Energy Vision docket at the state Public Service Commission. If the caps on net metering in New York and other key markets are reached or if the amount or value of credit that customers receive for net metering is significantly reduced or eliminated, future customers will be unable to recognize the current cost savings associated with net metering and existing customers may not recognize the economic benefits that were available at the time their energy contracts were entered into. We rely substantially on net metering when we establish competitive pricing for our prospective customers and the absence of net metering for new customers could greatly limit demand for our solar energy systems and increase the default rate of existing energy contracts.

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

The federal government currently offers a 30% investment tax credit under Section 48(a)(3) and Section 25D of the IRC, or the Federal ITC, for the installation of certain solar power facilities until December 31, 2016. Additionally, under Section 48, energy storage systems that are installed at the time of the solar power facility and, as required by IRS guidelines, store the energy of the solar power facility, are also eligible for the Federal ITC.

The credit under Section 48(a)(3) has been modified to remain at 30% of qualified expenditures for a commercial solar energy system that commences construction by December 31, 2019, then decline to 26% for systems that commence construction by December 31, 2020 and to 22% for systems that commence construction by December 31, 2021.  The credit is scheduled to decline to a permanent 10% effective January 1, 2022.  Historically, we have utilized the Section 48 commercial credit when available for both our residential and commercial leases and power purchase agreements, based on ownership of the solar energy system.

The credit under Section 25D has been modified to remain 30% of qualified expenditures for a residential solar energy system owned by the homeowner that is placed in service by December 31 2019, then decline to 26% for systems placed in service by December 21, 2020, and to 22% for systems placed in service by December 31, 2021.  The credit is scheduled to expire effective January 1, 2022. MyPower customers can currently claim the Section 25D investment tax credit. Customers who purchase their solar energy systems for cash are also eligible to claim the Section 25D investment tax credit.

Department of Treasury regulations detailing how the commence construction requirements can be satisfied are expected by the end of the first quarter of 2016. Applicable authorities may adjust or decrease incentives from time to time or include provisions for minimum domestic content requirements or other requirements to qualify for these incentives.

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

In July 2012, we and other companies that are significant participants in both the solar industry and the cash grant program under Section 1603 of the American Recovery and Reinvestment Act of 2009 received subpoenas from the U.S. Department of Treasury’s Office of the Inspector General to deliver certain documents in our respective possession. In particular, our subpoena requested, among other things, documents dated, created, revised or referred to since January 1, 2007 that relate to our applications for U.S. Treasury grants or communications with certain other solar companies or certain firms that appraise solar energy property for U.S. Treasury grant application purposes. The Inspector General is working with the Civil Division of the U.S. Department of Justice to investigate the administration and implementation of the U.S. Treasury grant program, including possible misrepresentations concerning the fair market value of the solar power systems submitted for grant under that program made in grant applications by solar companies, including us. We intend to cooperate fully with the Inspector General and the Department of Justice and continue to produce documents and testimony as requested by the Inspector General. We are unable to anticipate when the Inspector General will conclude its review. If, at the conclusion of the investigation, the Inspector General concludes that misrepresentations were made, the Department of Justice could bring a civil action to recover amounts it believes were improperly paid to us. If the Department of Justice were successful in asserting such an action, we could then be required to pay damages and penalties for any funds received based on such misrepresentations (which, in turn, could require us to make indemnity payments to certain of our fund investors). Such consequences could have a material adverse effect on our business, liquidity, financial condition and prospects. Additionally, the period of time necessary to resolve the investigation is uncertain and this matter could require significant management and financial resources that could otherwise be devoted to the operation of our business.

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

The Internal Revenue Service or the U.S. Treasury Department may object to the fair market value of solar energy systems that we have constructed, or will construct, including any systems for which grants have already been paid, as a result of:

•	any pending or future audit,
•	the outcome of the Department of Treasury Inspector General investigation, or
•	changes in guidelines or otherwise.

If the Internal Revenue Service or the U.S. Treasury Department were to object to amounts we have claimed as too high of a fair market value on such systems, it could have a material adverse effect on our business, financial condition and prospects. For example, a hypothetical 5% downward adjustment in the fair market value of the $501.2 million of U.S. Department of Treasury grant applications that have been awarded from the beginning of the U.S. Treasury grant program through December 31, 2015 would obligate us to repay up to $25.1 million to our fund investors.

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

In September 2014, we acquired Silevo, a solar panel technology and manufacturing company. In May 2015, we were contacted by the U.S. Customs and Border Protection, or CBP, to provide information regarding our importation of solar panels manufactured by Silevo in China.  In response to CBP’s request for information, we provided applicable documentation to CBP and engaged in a review with their staff.  Following this review, we reached an informal consensus with CBP that Silevo’s solar panels are exempt from the scope of the antidumping and countervailing duties orders. In addition, we have submitted a request for a scope ruling with the U.S. Department of Commerce for a determination on this issue.  We anticipate receiving a response from the Department of Commerce in March 2016, and we have ceased importing Silevo solar panels manufactured in China while we await their decision.  We believe that the Silevo solar panels are exempt from these tariffs.

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

•	the state of financial and credit markets;
•	changes in the legal or tax risks associated with these financings;
•	non-renewal of these incentives or decreases in the associated benefits; and
•	no adverse changes in the regulatory environment affecting the economics of our existing energy contracts.

Under current law, the Federal ITC will be reduced from 30% of the cost of solar energy systems to 26% of the cost of solar energy systems for systems that commence construction by December 31, 2020, and then reduced again to 22% of the cost of solar energy systems for systems that commence construction by December 31, 2021, until the Section 25D investment tax credit expires and the Section 48(a)(3) investment tax credit declines to a permanent 10% effective January 1, 2022.

In addition, U.S. Treasury grants are no longer available for new solar energy systems. Moreover, potential fund investors must remain satisfied that the structures we offer make the tax benefits associated with solar energy systems available to these investors, which depends both on the investors’ assessment of the tax law and the absence of any unfavorable interpretations of that law. Changes in existing law and interpretations by the Internal Revenue Service and the courts could reduce the willingness of fund investors to invest in funds associated with these solar energy system investments. In addition, changes by state energy regulators impairing the economics of existing energy contracts causing an increased risk of default may also reduce the willingness of fund investors to invest. We cannot assure you that this type of financing will be available to us. If, for any reason, we are unable to finance solar energy systems through tax-advantaged structures or if we are unable to realize or monetize depreciation benefits, we may no longer be able to provide solar energy systems to new customers on an economically viable basis. This would have a material adverse effect on our business, financial condition and results of operations.

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

A reduction in utility electricity prices would make the purchase of our solar energy systems or the purchase of energy under our lease and power purchase agreements less economically attractive. In addition, a shift in the timing of peak rates for utility-generated electricity to a time of day when solar energy generation is less efficient could make our solar energy system offerings less competitive and reduce demand for our products and services. If the retail price of energy available from utilities were to decrease for any reason, we would be at a competitive disadvantage. As a result of these or similar events impacting the economics of our customer agreements, we may be unable to attract new customers and we may experience an increased rate of defaults under our existing customer agreements.

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

Under the terms of the Riverbend Agreement, the Foundation will construct the Manufacturing Facility and install certain utilities and other improvements, with participation by us as to the design and construction of the Manufacturing Facility, and acquire certain manufacturing equipment designated by us to be used in the Manufacturing Facility and other specified items. The Foundation will cover construction costs related to the Manufacturing Facility and certain manufacturing equipment, in each case up to a maximum funding allocation from the State of New York, as well as additional specified items, and we will be responsible for any construction and equipment costs in excess of such amounts. The Foundation will own the Manufacturing Facility and manufacturing equipment it acquires for the project. We are also responsible for the acquisition of certain manufacturing equipment, which equipment we will own. Following completion of the Manufacturing Facility, we will lease the Manufacturing Facility from the Foundation for an initial period of 10 years for $2 per year plus utilities, and the Foundation will grant us the right to use the manufacturing equipment owned by it during the initial lease term at no charge.

In addition to the other obligations under the Riverbend Agreement, we must (i) use our best commercially reasonable efforts to commission the manufacturing equipment within three months of Manufacturing Facility completion and reach full production output within three months thereafter, (ii) employ personnel for at least 1,460 jobs in Buffalo, New York, with 500 of such jobs for the manufacturing operation at the Manufacturing Facility, for the initial two years of collaboration commencing after Manufacturing Facility completion, and we have committed to the retention of these jobs for five years, (iii) employ at least 2,000 other personnel in the State of New York for five years after Manufacturing Facility completion, (iv) employ a total of 5,000 people in the State of New York by the tenth anniversary of Manufacturing Facility completion, (v) spend or incur approximately $5 billion in combined capital, operational expenses and other costs in the State of New York during the 10 year period following full production, (vi) make reasonable efforts to provide first consideration to New York-based suppliers, (vii) invest and spend in manufacturing operations at a level that ensures competitive product costs for at least five years from full production, and (viii) negotiate in good faith with the Foundation on an exclusive “first opportunity basis” for 120 days before entering into any agreement for additional solar panel manufacturing capacity that Silevo may wish to develop during the term of the agreement. If we are not able to hire the specified number of employees or identify and qualify local vendors and suppliers, we would face the risk of not only failing to meet the performance criteria under the Riverbend Agreement but also not being capable of running the operations related to the Manufacturing Facility. If we fail in any year over the course of the ten-year term to meet these specified investment and job creation obligations, as described above, we would be obligated to pay a “program payment” of $41.2 million to the Foundation in any such year. In addition, we are subject to other events of defaults, including breach of these program payments and certain insolvency events, that would lead to the acceleration of all of the then unpaid program payments by us to the Foundation. Our failure to meet our contractual obligations under the Riverbend Agreement may result in our obligation to pay significant amounts to the Foundation in scheduled program payments, other contractual damages and/or the termination of our lease of the Manufacturing Facility. Any inability on our part to raise the capital necessary to operate the Manufacturing Facility and meet the specified requirements of the Riverbend Agreement during the 10-year period following full production would also cause a material adverse effect upon our business operations and prospects.

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

Our projections as to the time and expense necessary to build the Manufacturing Facility and acquire the manufacturing equipment may prove incorrect and subject us to significant delay and additional expense.

We currently anticipate that construction of the Manufacturing Facility will be completed in March or April of 2016, after which time we will commence installation and commissioning of the manufacturing equipment. To date, we have experienced delays in purchasing some of the manufacturing equipment, due in part to longer lead times than we originally expected. While we currently believe that all manufacturing equipment will be delivered by the second quarter of 2017, we may experience additional unforeseen delays. Based on our current forecast, we estimate that we will commence manufacturing solar modules at the Manufacturing Facility in the third quarter of 2017.  However, this is an aggressive schedule and we may experience additional delays.

There are a number of risks which may delay the completion of the Manufacturing Facility and commencement of operations, including:

•	delays in placing orders for necessary equipment with long lead times;
•	failure or delay in obtaining necessary permits, licenses or other governmental support or approvals;
•	the time necessary for the construction of related utility and infrastructure improvements;

•	unforeseen engineering problems;
•	the inability to identify and hire qualified construction and other workers on a timely basis or at all;
•	construction delays and contractor performance shortfalls;
•	work stoppages or labor disruptions, including efforts by our employees to enter into collective bargaining agreements;
•	availability of raw materials and components from suppliers and any delivery delays in such materials or components;
•	delays resulting from environmental conditions, and any design changes or additions necessary to remediate prior environmental hazards at the site; and
•	adverse weather conditions, such as an extreme winter, and natural disasters.

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

In addition, we evaluate our business with a long-term view based on cash flows relating to our customer agreements, third-party financing funds and other arrangements. To date, we have taken limited actions to mitigate the risk of rising future interest rates. In 2014, we initiated a strategy of purchasing limited long-term derivative securities to economically hedge the effect of future interest rate increases. We may continue to engage in such transactions and the cost and outcomes of such transactions are currently not known.

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

In connection with our acquisitions of Silevo, Zep Solar and Paramount Solar, we issued approximately 8.8 million shares of our common stock. In connection with our acquisition of Silevo, we may issue additional common stock with an aggregate value of up to $150 million, subject to adjustments, upon the timely achievement of all earnout related milestones. Following the announcement of the production of our record-breaking rooftop solar panel, we amended the Silevo merger agreement to reflect new product specifications and manufacturing process and to extend the deadline for achieving certain manufacturing-related milestones. In addition, we typically offer additional equity compensation to continuing employees of these businesses. If we are unable to successfully integrate these businesses and technologies or are unable to otherwise achieve the anticipated benefits of these acquisitions, the related issuances of our securities may be highly dilutive to our existing stockholders.

Servicing our debt requires a significant amount of cash and we may not have sufficient cash flow from our business to pay our substantial debt; other actions we are forced to take to satisfy our obligations under our indebtedness may not be successful.

Our total consolidated indebtedness was $2,753.7 million as of December 31, 2015. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. In addition, our 2.75% Convertible Senior Notes due 2018 issued in November 2013 (the “2018 Notes”), our 1.625% Convertible Senior Notes due 2019 issued in September and October 2014 (the “2019 Notes”) and our Zero Coupon Convertible Senior Notes due 2020 issued in December 2015 (the “2020 Notes” and together with the 2018 Notes and the 2019, the “Notes”), are convertible into shares of common stock, and we may engage in similar issuances of convertible securities in the future to fund our operating and expansion plans. Our ability to issue additional securities and to refinance our existing indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

We expect to incur substantially more debt or take other actions which would intensify the risks discussed above.

We and our subsidiaries expect to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. Incurring such additional debt could have the effect of diminishing our ability to make payments on existing indebtedness, including the Notes, when due and otherwise limiting our ability to respond to periods of increased liquidity pressure. Although our existing credit facilities restrict our ability to incur additional indebtedness, including secured indebtedness, but we may be able to obtain amendments and waivers of such restrictions or may not be subject to such restrictions under the terms of any subsequent indebtedness.

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

As of December 31, 2015, we had the ability to draw up to an additional $234.2 million under all of our credit facilities. Our secured revolving credit facility, our primary working capital facility, currently has a maximum size of $500 million (with $398.5 million currently committed from several lenders and an additional $101.5 million subject to further conditions) that matures in December 2017. The working capital facility requires us to comply with certain financial, reporting and other requirements. The timing of our commercial projects has on occasion adversely affected our ability to satisfy certain financial covenants under these or prior facilities. While our lenders have given us waivers of certain covenants we have not satisfied in the past, there is no assurance that the lenders will waive or forbear from exercising their remedies with respect to any future defaults that might occur. In addition, we have amended our secured revolving credit facility to engage in transactions such as the issuance of the 2020 Notes and issue Solar Bonds debt securities. While we believe that some of the financial and other covenants are generally more favorable to us following these changes, a breach of our covenants may still occur in the future.

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

We have incurred net losses in the past, and we had an accumulated deficit of $316.7 million as of December 31, 2015. We may incur net losses from operations as we increase our spending to finance the expansion of our operations, expand our installation, engineering, administrative, sales and marketing staffs, and implement internal systems and infrastructure to support our growth. We do not know whether our revenue will grow rapidly enough to absorb these costs, and our limited operating history makes it difficult to assess the extent of these expenses or their impact on our operating results. Our ability to achieve profitability depends on a number of factors, including:

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

In connection with this annual report on Form 10-K, our management has performed an evaluation of our internal control over financial reporting as of December 31, 2015 pursuant to Section 404 of the Sarbanes-Oxley Act, and has concluded that our internal control over financial reporting and our disclosure controls and procedures were effective as of December 31, 2015.

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

Updates or changes to our IT systems affecting our customer billing and control environment may disrupt our operations.

As we continue to evaluate and implement upgrades and changes to our IT systems affecting our customer billing and control environment, some of which are significant, we may encounter unexpected challenges, outages and other issues. Upgrades involve replacing existing systems with successor systems, making changes to existing systems, or cost-effectively acquiring new systems with new functionality. We are aware of inherent risks associated with replacing these systems, including accurately capturing data and system disruptions, and believe we are taking appropriate action to mitigate the risks through testing, training, and staging implementation, as well as ensuring appropriate commercial contracts are in place with third-party vendors supplying or supporting our IT initiatives. However, there can be no assurances that we will successfully launch these systems as planned or that they will occur without disruptions to our operations. IT system disruptions, if not anticipated and appropriately mitigated, or failure to successfully implement new or upgraded systems, could have a material adverse effect on our results of operations, and our ability to timely and accurately report our financial and operating results.

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

We have guaranteed payments to the investor in one of our financing funds to compensate for payments that the investor would be required to make to a certain third party as a result of the investor not achieving a specified minimum internal rate of return in this fund, assessed annually. Although the investor has achieved the specified minimum internal rate of return to date, the amounts of any potential future payments under this guarantee depend on the amounts and timing of future distributions to the investor from the fund and the tax benefits that accrue to the investor from the fund’s activities. Because of uncertainties associated with estimating the timing and amounts of future distributions to the investor, we cannot determine the potential maximum future payments that we could have to make under this guarantee. We may agree to similar guarantees in the future if market conditions require it. Any significant payments that we may be required to make under our guarantees could adversely affect our financial condition.

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

To date, we have derived substantially all of our revenue and cash receipts from the sale of solar energy systems and the sale of energy under our long-term customer agreements. While we continue to develop and offer innovative energy-related products and services, such as our Demand Logic and residential energy storage products, customer demand for these offerings may be more limited than we anticipate. We may not be successful in completing development of these products as a result of research and development difficulties, technical issues, regulatory issues, availability of third-party products or other reasons. Even if we are able to offer these or other additional products and services, we may not successfully generate meaningful customer demand to make these offerings viable. Our growth will be limited if we fail to deliver these additional products and services, if the costs associated with bringing these additional products and services to market is greater than we anticipate, if customer demand for these offerings is smaller than we anticipate or if our strategies to implement new sales approaches and acquire new customers are not successful.

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

The energy produced and revenue and cash receipts generated by a solar energy system depend on suitable solar and weather conditions, both of which are beyond our control. Furthermore, components of our systems, such as panels and inverters, could be damaged by severe weather, such as hailstorms or tornadoes. In these circumstances, we generally would be obligated to bear the expense of repairing or replacing the damaged solar energy systems that we own. Sustained unfavorable weather also could unexpectedly delay our installation of solar energy systems, leading to increased expenses and decreased revenue and cash receipts in the relevant periods. For example, certain states in which we operate, such as New York and Massachusetts, commonly experience inclement winter weather, and the impacts of significant rainfall from El Niño are expected to continue to impact our operations in California, Mexico and other areas. Weather patterns could change, making it harder to predict the average annual amount of sunlight striking each location where we install. This could make our solar energy systems less economical overall or make individual systems less economical. Any of these events or conditions could harm our business, financial condition and results of operations.

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

Even though we may believe that we maintain effective compliance with all such laws and regulations, we may still be subject to claims, proceedings, litigation and investigations by private parties and regulatory authorities, and could be subject to substantial fines and negative publicity, each of which may materially and adversely affect our business and operations. For example, a putative class action was filed against us in November 2015 alleging violations of the federal Telephone Consumer Protection Act. We have incurred, and will continue to incur, significant expenses to comply with such laws and regulations, and increased regulation of matters relating to our interactions with residential consumers could require us to modify our operations and incur significant additional expenses, which could have an adverse effect on our business, financial condition and results of operations.

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

The trading price of our common stock has been volatile since our initial public offering. Since shares of our common stock were sold in our initial public offering in December 2012 at a price of $8.00 per share, the reported high and low sales prices of our common stock on The NASDAQ Stock Market has ranged from $9.20 to $88.35 per share, through February 9, 2016. The market price of our common stock may fluctuate widely in response to many risk factors listed in this section and others beyond our control, including:

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

As of December 31, 2015, our directors and executive officers and their affiliates, in the aggregate, owned approximately 35% of the outstanding shares of our common stock. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might affect the market price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our corporate headquarters and executive offices are located in San Mateo, California, where we occupy approximately 68,025 square feet of office space under a lease that expires in December 2016, with a renewal option. We also maintain a regional headquarters in Salt Lake City, Utah, as well as larger offices in San Francisco, San Rafael and Fremont, California.  In addition, we lease sales offices, warehouses and manufacturing facilities across the country and in Mexico and China. We also maintain sales and support offices in Ontario, Canada. We lease all of our facilities, and we do not own any real property. We believe that our existing facilities are adequate for our current needs and that we will be able to lease suitable additional or alternative space on commercially reasonable terms if and when we need it.

ITEM 3. LEGAL PROCEEDINGS

In July 2012, we, along with other companies in the solar energy industry, received a subpoena from the U.S. Treasury Department’s Office of the Inspector General to deliver certain documents in our possession that were dated, created, revised or referred to after January 1, 2007 and that relate to our applications for U.S. Treasury grants or communications with certain other solar energy development companies or with certain firms that appraise solar energy property for U.S Treasury grant application purposes. The Inspector General and the Civil Division of the U.S. Department of Justice are investigating the administration and implementation of the U.S Treasury grant program, including possible misrepresentations concerning the fair market value of the solar energy systems submitted by us in U.S. Treasury grant applications. If the Inspector General concludes that misrepresentations were made, the U.S. Department of Justice could decide to bring a civil action to recover amounts it believes were improperly paid to us. If the U.S. Department of Justice is successful in asserting this action, we could then be required to pay material damages and penalties for any funds received based on such misrepresentations, which, in turn, could require us to make indemnity payments to certain fund investors. We are unable to estimate the possible loss, if any, associated with this ongoing investigation.

On March 28, 2014, a purported stockholder class action was filed in the United States District Court for the Northern District of California against us and two of our officers. The complaint alleges claims for violations of the federal securities laws, and seeks unspecified compensatory damages and other relief on behalf of a purported class of purchasers of our securities from March 6, 2013 to March 18, 2014. On April 16, 2015, the District Court dismissed the complaint and allowed the plaintiffs to file an amended complaint in an attempt to remedy the defects in the original complaint. The plaintiffs filed their amended complaint, and we filed a renewed motion to dismiss on August 7, 2015. On January 5, 2016, the District Court dismissed the amended complaint and allowed the plaintiffs until February 15, 2016 to file a further amended complaint in an attempt to remedy the defects in the amended complaint. We believe that the claims are without merit and intends to defend ourselves vigorously. We are unable to estimate the possible loss, if any, associated with this lawsuit.

On June 5 and 11, 2014, stockholder derivative actions were filed in the Superior Court of California for the County of San Mateo, purportedly on behalf of us and against our board of directors, alleging that our board of directors breached their duties to us by failing to prevent the conduct alleged in the pending purported stockholder class action lawsuit. We and the individual board member defendants filed a motion to dismiss the complaint, which the Superior Court granted on December 17, 2015. The Superior Court allowed the plaintiffs until February 24, 2016 to file an amended complaint in an attempt to remedy the defects in the original complaint. The Superior Court scheduled a hearing on June 10, 2016 for any motion by our board of directors or us to dismiss the amended complaint. We will continue to review the claims asserted by the stockholders and are unable to estimate the possible loss, if any, associated with this lawsuit.

In June 2014, we along with Sunrun, Inc., or Sunrun, filed a lawsuit in the Superior Court of Arizona against the Arizona Department of Revenue, or DOR, challenging DOR’s interpretation of Arizona state law to impose property taxes on solar energy systems that are leased by customers. On June 1, 2015, the Superior Court issued an order rejecting the interpretation of the Arizona state law under which the DOR had sought to tax leased solar energy systems. In that same order, the Superior Court held that a separate Arizona statute, which provides that such systems are deemed to have no value for purposes of calculating property tax, violated certain provisions of the Arizona state constitution. Both the DOR and we have appealed the Superior Court’s ruling, and we will continue to vigorously pursue our claims.

On March 2, 2015, we filed a lawsuit in the United States District Court for the District of Arizona against the Salt River Project Agricultural Improvement and Power District and the Salt River Valley Water Users’ Association, or SRP, alleging that SRP’s imposition of distribution charges and demand charges on new solar energy customers in its territory violates state and federal antitrust laws. On June 23, 2015, SRP moved to dismiss the complaint. On October 27, 2015, the District Court denied SRP’s motion to dismiss in part and granted it in part. In particular, the District Court held that we may proceed on our antitrust claims against SRP to seek an injunction blocking SRP’s new charges and may proceed with claims for damages under state laws other than antitrust laws. Furthermore, the District Court held that we may not recover monetary damages on our antitrust theories and dismissed two of our antitrust claims while allowing the others to proceed. Discovery has commenced, and we intend to pursue our claims vigorously.

On September 18, 2015, a stockholder derivative action was filed in the Court of Chancery of the State of Delaware, purportedly on behalf of us and against our board of directors, alleging that our board of directors breached their duties to us by approving stock-based compensation to the non-employee directors that the plaintiff claims is excessive compared to the compensation paid to directors of peer companies. We are reviewing the claim and are unable to estimate the possible loss, if any, associated with this lawsuit.

On September 21, 2015, we filed a lawsuit in the United States District Court for the District of Massachusetts against Seaboard Solar Operations LLC, or Seaboard, and its principal, Stuart Longman, alleging breaches of the various written contracts between us and Seaboard, fraud, conversion and unfair business practices. We sought a declaratory judgment that we own and have the right to develop the specified projects and of damages of approximately $16.0 million. In December 2015, we settled the lawsuit in exchange for $16.1 million to be paid by Seaboard over the course of 2016; upon making those payments, Seaboard will have the rights to the projects.

On November 6, 2015, a putative class action was filed against us in the United States District Court for the Northern District of California. The complaint alleges that we made unlawful telephone marketing calls to the plaintiff and others, in violation of the federal Telephone Consumer Protection Act. The plaintiff seeks injunctive relief and statutory damages, on behalf of himself and a certified class. On January 25, 2016, we filed a motion to dismiss the complaint. We believe that the claims are without merit and intend to defend ourselves vigorously. We are unable to estimate the possible loss, if any, associated with this lawsuit.

From time to time, claims have been asserted, and may in the future be asserted, including claims from regulatory authorities related to labor practices and other matters. Such assertions arise in the normal course of our operations. The resolution of any such assertions or claims cannot be predicted with certainty. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our results of operations, prospects, cash flows, financial position and brand.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, $0.0001 par value per share, began trading on the NASDAQ Global Select Market on December 13, 2012, where its prices are quoted under the symbol “SCTY.”

Holders of Record

As of December 31, 2015, there were 233 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Price Range of Our Common Stock

The following table sets forth the reported high and low sales prices of our common stock for the indicated periods, as regularly quoted on the NASDAQ Global Select Market:

	Year Ended		Year Ended
	December 31, 2014		December 31, 2015
	High	Low	High	Low
First Quarter	$88.35	$55.56	$59.31	$46.45
Second Quarter	$72.10	$45.79	$63.79	$50.00
Third Quarter	$79.40	$58.43	$61.72	$34.65
Fourth Quarter	$61.09	$45.91	$58.87	$24.07

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

		Indexed Returns	Indexed Returns	Indexed Returns
	Base Period	Period ended	Period ended	Period ended
Company/Index	12/13/2012	12/31/2013	12/31/2014	12/31/2015
SolarCity Corporation	$100.00	$481.93	$453.60	$432.74
NASDAQ Composite Index	$100.00	$139.58	$158.28	$167.35
NASDAQ Clean Edge U.S. Liquid Series Index	$100.00	$192.30	$185.30	$171.76

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

You should read the following selected consolidated financial data below in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements, the accompanying notes and other financial information included elsewhere in this annual report on Form 10-K. The selected consolidated financial data in this section are not intended to replace the consolidated financial statements and are qualified in their entirety by the consolidated financial statements and the accompanying notes included elsewhere in this annual report on Form 10-K.

The consolidated statements of operations data for the years ended December 31, 2015, 2014 and 2013 and the consolidated balance sheets data as of December 31, 2015 and 2014 are derived from our audited consolidated financial statements included elsewhere in this annual report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2012 and 2011 and the consolidated balance sheets data as of December 31, 2013, 2012 and 2011 are derived from our audited consolidated financial statements not included in this annual report on Form 10-K, which are stated on a basis consistent with our audited consolidated financial statements included herein. Our historical results are not necessarily indicative of the results that may be expected in any future period.

		Year Ended December 31,
	2015	2014	2013	2012	2011
		(in thousands, except per share amounts)
Consolidated statement of operations data:
Revenue:
Operating leases and solar energy systems incentives	$293,543	$173,636	$82,856	$46,098	$23,145
Solar energy systems and component sales	106,076	81,395	80,981	80,810	36,406
Total revenue	399,619	255,031	163,837	126,908	59,551
Cost of revenue:
Operating leases and solar energy systems incentives	165,546	92,920	32,745	14,596	5,718
Solar energy systems and component sales	115,245	83,512	91,723	84,856	41,418
Total cost of revenue	280,791	176,432	124,468	99,452	47,136
Gross profit	118,828	78,599	39,369	27,456	12,415
Net loss	(768,822)	(375,230)	(151,758)	(113,726)	(73,714)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests(1)	(710,492)	(319,196)	(95,968)	(14,391)	(117,230)
Net (loss) income attributable to stockholders(1)	$(58,330)	$(56,034)	$(55,790)	$(99,335)	$43,516
Net (loss) income per share attributable to common stockholders:
Basic	$(0.60)	$(0.60)	$(0.70)	$(7.68)	$0.82
Diluted	$(0.60)	$(0.60)	$(0.70)	$(7.69)	$0.76

(1)

Under U.S. generally accepted accounting principles, we are required to present the impact of a hypothetical liquidation of our joint ventures on our consolidated statements of operations. For a more detailed discussion of this accounting treatment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Components of Results of Operations—Net Income (Loss) Attributable to Stockholders.”

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$382,544	$504,383	$577,080	$160,080	$50,471
Total current assets	$902,138	$997,616	$785,924	$313,938	$241,522
Solar energy systems, leased and to be leased - net	$4,375,553	$2,796,796	$1,682,521	$984,121	$535,609
Total assets	$7,287,118	$4,551,219	$2,792,120	$1,335,592	$812,703
Total current liabilities	$1,193,362	$566,513	$338,029	$213,939	$246,886
Long-term debt, net of current portion	$1,006,595	$282,789	$231,504	$76,864	$14,111
Convertible senior notes, net of current portion	$894,560	$777,726	$222,827	$—	$—
Solar asset-backed notes, net of current portion	$395,667	$293,215	$46,824	$—	$—
Deferred revenue, net of current portion	$1,010,491	$557,408	$410,161	$204,396	$101,359
Financing obligation, net of current portion	$68,940	$73,379	$78,505	$140,639	$61,685
Other liabilities and deferred credits	$279,006	$218,024	$193,439	$114,006	$36,314
Redeemable noncontrolling interests in subsidiaries	$320,935	$186,788	$44,709	$12,827	$22,308
Convertible redeemable preferred stock	$—	$—	$—	$—	$125,722
Total stockholders' equity (deficit)	$(316,680)	$745,642	$617,598	$183,601	$(37,662)
Noncontrolling interests in subsidiaries	$535,062	$409,942	$186,817	$96,793	$100,338

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

We offer our customers the choice to either purchase and own solar energy systems or to purchase the energy that our solar energy systems produce through various contractual arrangements. These contractual arrangements include long-term leases and power purchase agreements. In both structures, we install our solar energy systems at our customer’s premises and charge the customer a monthly fee for the power that our system produces. In the lease structure, this monthly payment is fixed with a production guarantee. In the power purchase agreement structure, we charge customers a fee per kilowatt-hour, or kWh, based on the amount of electricity the solar energy system actually produces. The leases and power purchase agreements are typically for 20 years with a renewal option, and generally when there is no upfront prepayment, the specified monthly fees are subject to annual escalations.

Initially, we only offered our solar energy systems on an outright purchase basis. During 2008, we began offering leases and power purchase agreements. In the fourth quarter of 2014, we began offering MyPower. Under MyPower, we provide qualified residential customers with a 30-year loan to finance the purchase of a solar energy system. The interest rate on the loan is fixed at inception and ranges from 4.50% to 5.49% per annum, depending on the geographic market. The interest rates are reduced by 0.50% per annum for customers who elect to have their payments automatically withdrawn. The monthly loan repayments are variable based on the amount of electricity generated by the systems. The customers are eligible to receive a federal income tax credit equal to 30% of the value of the solar energy system, which the customers can, and in certain cases are contractually obligated to, use to pay down the loan principal, and lower future monthly loan payments. This in turn translates to a lower effective cost per kWh of electricity to these customers. Our ability to offer leases, power purchase agreements and the financing of systems under MyPower depends in part on our ability to monetize the resulting customer receivables and any related investment tax credits, or ITCs, accelerated tax depreciation and other incentives.

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

The amount of operating lease revenue that we recognize in a given period is dependent in part on the amount of energy generated by solar energy systems under power purchase agreements and by solar energy systems with energy output performance based incentives, which is in turn dependent on the amount of sunlight received by these solar energy systems. Additionally, a portion of the revenue that we recognize in any given period for sales financed under MyPower is derived from the cash receipts from periodic customer billings. The periodic customer billings are based on the amount of electricity generated by these systems, which in turn is dependent in part on the amount of sunlight received by these systems. As a result, operating lease revenue and revenue from sales financed under MyPower are impacted by seasonally shorter daylight hours and inclement weather in winter months. As the relative percentage of our revenue attributable to power purchase agreements, performance-based incentives or financed sales under MyPower increases, this seasonality has and will continue to become more significant to our financial results.

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

Component materials, direct labor and third-party appliances comprise the substantial majority of the costs of our solar energy systems and energy-related products and services. Under U.S. generally accepted accounting principles, or GAAP, the cost of revenue from our leases and power purchase agreements are primarily comprised of the depreciation of the cost of the solar energy systems, which are depreciated over their estimated useful lives of 30 years, reduced by amortization of U.S. Treasury grants income. The cost of revenue from our leases and power purchase agreements also include the amortization of initial direct costs, which generally include the incremental costs of contract administration, referral fees and sales commissions, which are amortized over the minimum contractual term of the lease or power purchase agreement, which is typically 20 years. The costs associated with sales financed under MyPower, with the exception of warranty costs, are initially deferred as other assets on the balance sheet and subsequently recognized on the statement of operations, in proportion to the reduction of the principal balance of the customer’s loan.

The estimated warranty costs associated with sales under MyPower are recognized as an expense upon the delivery of the solar energy systems, while any actual cash payments for these warranty costs would be made in future periods if and when component parts fail and then need to be repaired or replaced. We price our solar energy systems such that we will realize an overall gross profit on the systems over the 30-year term of the MyPower contracts. However, since the revenue associated with sales under MyPower is recognized over the term of the MyPower contracts, recognizing the estimated warranty costs as an expense upfront results in a gross loss being recognized at the inception of the MyPower contracts. As sales under MyPower continue to increase, we expect that the impact of recognizing the warranty expense upfront will continue to adversely affect our gross margins.

We have structured different types of financing funds to implement our asset monetization strategy. One such structure is a joint venture structure where we and our fund investors both contribute funds or assets into the joint venture. In accordance with GAAP, we recognize the impact of a hypothetical liquidation of these joint ventures on our consolidated statements of operations. Therefore, after we determine our consolidated net income (loss) for a given period, we allocate a portion of our consolidated net income (loss) to the fund investors in our joint ventures (referred to as the “noncontrolling interests and redeemable noncontrolling interests” in our consolidated financial statements) and allocate the remainder of the consolidated net income (loss) to our stockholders. These income or loss allocations, reflected on our consolidated statements of operations, can have a significant impact on our reported results of operations. For example, for the years ended December 31, 2015 and 2014, our consolidated net loss was $768.8 million and $375.2 million, respectively. However, after applying the required allocations to arrive at the consolidated net loss attributable to our stockholders, the result was a loss of $58.3 million and $56.0 million in 2015 and 2014, respectively. For a more detailed discussion of this accounting treatment, see “—Components of Results of Operations—Net Income (Loss) Attributable to Stockholders.”

We are in the process of making leasehold improvements to a manufacturing facility in Fremont, California, which we began leasing from a third party in 2014. The leasehold improvements include a 100.0-megawatt high-performance solar cell and module production line as well as normal tenant improvements. In the fourth quarter of 2015, we began limited domestic production of solar cells and modules at this facility, and will also be using the facility for our solar panel research and development activities.

In September 2014, one of our subsidiaries entered into a build-to-suit lease arrangement with the Research Foundation for the State University of New York, or the Foundation, for the construction of an approximately 1.0 million square-feet solar panel manufacturing facility with a capacity of 1.0 gigawatts on an approximately 88.2 acre site located in Buffalo, New York. Under the terms of the arrangement, which has been amended, the Foundation will construct the manufacturing facility and install certain utilities and other improvements, with participation by us as to the design and construction of the manufacturing facility, and acquire certain manufacturing equipment designated by us to be used in the manufacturing facility. The Foundation will cover (i) construction costs related to the manufacturing facility in an amount up to $350.0 million, (ii) the acquisition and commissioning of the manufacturing equipment in an amount up to $348.1 million and (iii) $51.9 million for additional specified scope costs, in cases (i) and (ii) only, subject to the maximum funding allocation from the State of New York, and we will be responsible for any construction and equipment costs in excess of such amounts. The Foundation will own the manufacturing facility and manufacturing equipment purchased by the Foundation. Following completion of the manufacturing facility, we will lease the manufacturing facility and the manufacturing equipment owned by the Foundation from the Foundation for an initial period of 10 years, with an option to renew, for $2 per year plus utilities.

Under the terms of the build-to-suit lease arrangement, we are required to achieve specific operational milestones during the initial term of the lease, which include employing a certain number of employees at the facility, within western New York and within the State of New York within specified time periods following the completion of the facility. We are also required to spend or incur approximately $5.0 billion in combined capital, operational expenses and other costs in the State of New York over the 10 years following the achievement of full production. On an annual basis during the initial lease term, as measured on each anniversary of the commissioning of the facility, if we fail to meet our specified investment and job creation obligations, then we would be obligated to pay a $41.2 million “program payment” to the Foundation for each year that we fail to meet these requirements. Furthermore, if the arrangement is terminated due to a material breach by us, then additional amounts might be payable by us.

In October 2014, we commenced issuing Solar Bonds to the general public, which are senior unsecured obligations that are structurally subordinate to the indebtedness and other liabilities of our subsidiaries. Solar Bonds have various terms and interest rates. We intend to continue to issue Solar Bonds periodically.

On August 7, 2015, we acquired all of the outstanding shares of Ilioss, a designer and marketer of commercial and industrial solar energy systems in Mexico. Historically, Ilioss subcontracted the installation of its solar energy systems and sold them to financing companies along with the related customer power purchase agreements. We have vertically integrated Ilioss’ operations, and expect to expand our product offerings throughout Mexico.

Financing Funds

Our lease and power purchase agreements in conjunction with the associated solar energy systems create ITCs, accelerated tax depreciation deductions, customer payments and other incentives. Our current financial strategy is to monetize these attributes or ‘assets’ to generate cash. Through this monetization process, we are able to share the economic benefits generated by the solar energy system with our customers by lowering the price they pay for energy. Historically, we have monetized the assets created by substantially all of our leases and power purchase agreements via funds we have formed with fund investors. Depending on the structure of the fund, we may contribute or sell solar energy systems to the fund and assign certain of the tax attributes and other incentives associated with the solar energy systems to the investors and in return we receive upfront cash payments from investors.

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

Lease Pass-Through. Under lease pass-through structures, we lease solar energy systems to fund investors under a master lease agreement, and these investors in turn sublease the solar energy systems to customers. We receive all of the value attributable to the accelerated tax depreciation and some or all of the value attributable to the other incentives. We assign to the fund investors the value attributable to the ITCs, the right to receive U.S. Treasury Department grants, where applicable, and, for the duration of the master lease term, the long-term recurring customer payments. The investors typically make significant upfront cash payments that we classify and allocate between the right to the ITCs, where applicable, and the future customer lease payments and other benefits assigned to the investor, which are recorded as a lease pass-through financing obligation. After the master lease term expires, we receive the customer payments, if any. We record the solar energy systems on our consolidated balance sheets as a component of solar energy systems, leased and to be leased—net. We record the amounts allocated to the ITCs as deferred revenue on our consolidated balance sheets as the associated solar energy systems are placed in service. We then recognize the deferred revenue in our consolidated statements of operations as revenue from operating leases and solar energy systems incentives, by reducing the deferred revenue balance at each reporting date as the five-year recapture period expires. We record the balance of the amounts received from fund investors as a financing obligation on our consolidated balance sheets and subsequently reduce the obligation by the amounts received by the fund investors from U.S. Treasury Department grants, where applicable, customer payments and the associated incentive rebates. We in turn recognize the incentive rebates and customer payments as revenue over the customer lease term and amortize U.S. Treasury Department grants as a reduction to depreciation of the associated solar energy systems over the estimated life of these systems.

Sale-Leaseback.  Under sale-leaseback structures, we generate cash through the sale of solar energy systems to fund investors, and we then lease these systems back from the investors and sublease them to our customers. For the duration of the lease term, we may, for some of the structures, receive the value attributable to the incentives and the long-term recurring customer payments, and we make leaseback payments to the fund investors. The fund investors receive the customer payments after the lease term. They also receive the value attributable to the ITCs, accelerated depreciation and other incentives. At the end of the lease term, we have the option to purchase the solar energy systems from the fund investors at the greater of the fair value or the predetermined agreed upon value. Typically, our customers make monthly lease payments that we recognize as revenue over the term of the subleases on a straight-line basis. Depending on the design, size and construction of the individual systems and the leaseback terms, we may recognize a portion of the revenue from the sale of the systems or we may treat the cash received from the sale as financing received from the fund investors and reflect the cash received as a financing obligation on our consolidated balance sheets.

Securitization.  Under securitization arrangements, we pool and transfer qualifying solar energy systems and the associated customer contracts or our interests in specified financing funds into a special purpose entity, or SPE, and issue notes backed by these solar assets to investors. The SPE is wholly owned by us and is consolidated in our consolidated financial statements. Accordingly, we do not recognize a gain or loss on transfer of these assets. The notes bear interest at a rate determined on the issuance of the notes. The cash flows generated by the assets in the SPEs are used to service the principal and interest payments of the notes and meet the SPE’s expenses, and any remaining cash is distributed to us. We recognize the revenue earned from the associated customer contracts in our consolidated financial statements. The assets and cash flows generated by the SPE are not available to our other creditors and the creditors of the SPE, including the note holders, have no recourse to our other assets.

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

The following table sets forth our cumulative number of customers as of the dates presented:

	December 31, 2015	December 31, 2014
Cumulative customers	331,256	189,657

As of December 31, 2015 and December 31, 2014, we had installed solar energy systems for 232,710 customers and 124,021 customers, respectively.

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

The following table sets forth our cumulative number of energy contracts as of the dates presented:

	December 31, 2015	December 31, 2014
Cumulative energy contracts	322,897	177,455

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

The following table sets forth the megawatt production capacity of solar energy systems that we have deployed during the periods presented and the cumulative megawatts deployed as of the end of each period presented:

	Year Ended December 31,
	2015	2014	2013
Megawatts deployed	778	502	280
Cumulative megawatts deployed	1,847	1,069	567

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

	Year Ended December 31,
	2015	2014	2013
Megawatts installed	870	503	285
Cumulative megawatts installed	1,945	1,075	572

Though we have historically reported nominal contracted payments as a representation of the growth in our operations and the value of our energy contracts, we have decided not to report our undeployed backlog of contracts as a value in this manner and will no longer be reporting this amount.

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

Solar energy systems and components sales. Solar energy systems and components sales is comprised of revenue from the outright sale of solar energy systems directly to cash paying customers, revenue generated from long-term solar energy system sales contracts, revenue from solar energy systems financed under MyPower contracts, revenue generated from fulfillment of orders of Zep Solar and Silevo products that were outstanding on the acquisitions of Zep Solar and Silevo and revenue attributable to our energy-related products and services. We generally recognize revenue from solar energy systems sold outright to our customers when we install the solar energy system and it passes inspection by the utility or the authority having jurisdiction. We allocate a portion of the proceeds from the sale of the system to the remote monitoring service or maintenance service if applicable and recognize the allocated amount (based on relative selling prices) as revenue over the contractual service term. We recognize revenue generated from long-term solar energy system sales contracts on a percentage-of-completion basis, based on the ratio of labor costs incurred to date to total project labor costs. We recognize revenue from solar energy systems financed under MyPower over the 30-year term of the contract as the customer pays the loan’s principal and interest. We generally recognize revenue from sales of Zep Solar or Silevo components upon delivery to the third-party customer. Currently, we are internally consuming the entire output of Zep Solar products in solar energy systems installations for our customers. We recognize revenue from our energy-related products and services when we complete the services or the customer referral.

During the years ended December 31, 2015 and 2014, less than 10% of our solar energy system installations were cash sales, as measured by system capacities. However, because of our revenue recognition policy, these sales represented 19% and 32%, respectively, of our total revenue for those periods. We expect installations utilizing leases and power purchase agreements to continue to represent a significant portion of our installed systems. We also expect financed sales to grow and form a significant portion of our future installations. As a result, the number of systems sold outright and delivered in a given period has a disproportionate effect on the total revenue reported for that period.

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

Solar Energy Systems and Components Sales Cost of Revenue. The substantial majority of solar energy systems and components sales cost of revenue consists of the costs of solar energy systems components and personnel costs associated with system installations or manufacture of components. Cost of revenue associated with solar energy systems financed under MyPower is comprised of a portion of the cost of the systems, which is generally recognized in proportion to the revenue recognized, and the estimated warranty costs associated with the systems, which are fully recognized upon the delivery of the systems and result in a gross loss being recognized upon the delivery of the systems. We acquire the significant component parts of the solar energy systems directly from foreign and domestic manufacturers or distributors. Following the acquisition of Zep Solar, we produce, through contract manufacturers, mounting solutions for photovoltaic panels, which are components of the solar energy systems. In the fourth quarter of 2015, following the acquisition of Silevo, we began limited domestic production of solar cells and modules for use in our solar energy systems installations. We primarily consume both Zep Solar and Silevo products.

Solar energy systems and components sales cost of revenue also includes solar energy system installation costs, project-specific engineering and design costs, estimated warranty costs, freight charges, allocated corporate overhead costs such as facilities costs, vehicle depreciation costs and personnel costs associated with supply chain, logistics, operations management, safety and quality control. Personnel costs include salary, bonus, employee benefit costs and stock-based compensation costs. Our employees install our residential solar energy systems, and our project managers and construction managers oversee the subcontractors that install our commercial systems. To a lesser extent, solar energy systems and components sales cost of revenue also includes personnel costs associated with performing our energy-related products and services and related materials.

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

Sales and Marketing Expenses

Sales and marketing expenses include personnel costs such as salaries, benefits, bonuses, sales commissions and stock-based compensation as well as advertising, promotional and other marketing related expenses. Sales and marketing expenses also include certain customer referral fees that are not a component of initial direct costs, allocated corporate overhead costs related to facilities and information technology, travel and professional services. Initial direct costs from the origination of solar energy systems leased to customers (which include the incremental cost of contract administration, referral fees and sales commissions) are capitalized as an element of solar energy systems, leased and to be leased, and subsequently amortized over the term of the related lease or power purchase agreement as a component of operating leases and solar energy systems incentives cost of revenue. We expect sales and marketing costs to increase in future periods for us to meet our installation and deployment targets.

General and Administrative Expenses

General and administrative expenses include personnel costs such as salaries, bonuses and stock-based compensation and professional fees related to legal, human resources, accounting and structured finance services. General and administrative expenses also include allocated corporate overhead costs related to facilities, information technology, asset management, travel and professional services. We anticipate that we will continue to incur additional administrative headcount costs to support the growth in our business and our financing fund arrangements.

Research and Development Expenses

Research and development expenses include personnel costs such as salaries, benefits, bonuses and stock-based compensation. Research and development expenses also include allocated corporate overhead costs related to facilities and information technology, travel and professional services. We expect research and development expenses to increase significantly in future periods as we continue to grow our research and development group headcount and undertake more research projects.

Interest Income and Expense

Interest income and expense primarily consist of the interest charges associated with our revolving credit facilities, long-term debt facilities, solar asset-backed notes, convertible notes, Solar Bonds, financing obligations and capital lease obligations. Our secured revolving credit facilities, certain of our long-term debt facilities and certain of our Solar Bonds are subject to variable interest rates. The interest rates charged on our solar asset-backed notes, our convertible notes and certain of our Solar Bonds are fixed at inception. The interest rates charged on our financing obligations are fixed at the inception of the related transaction based on the incremental borrowing rate in effect on such date or the effective interest rate in the arrangement giving rise to the obligation. The interest rates charged on our capital lease obligations are fixed at the inception of the related transaction based on the incremental borrowing rate in effect on such date. Interest income and expense also include the amortization of any debt discounts, partially offset by a nominal amount of interest income generated from our cash holdings in interest-bearing accounts.

Other Income and Expenses

Our other income and expenses consisted principally of franchise taxes, losses on the extinguishment of long-term debt, the change in fair value of interest rate swaps and accretion on the contingent consideration related to the Silevo acquisition. We will continue to accrete the contingent consideration until it is settled or determined to be not payable.

Provision for Income Taxes

We are subject to taxation mainly in the United States, Puerto Rico, China, United Kingdom, Mexico and Canada. We conduct our business primarily in the United States.

Our effective tax rates differ from the statutory rate primarily due to the valuation allowance on our deferred taxes, state taxes, foreign taxes, intercompany and joint venture transactions and nondeductible stock-based compensation. Our current tax expense is primarily comprised of the amortization of prepaid tax expense arising from sales of assets to joint venture funds included in our consolidated financial statements and foreign income taxes. In the years ended December 31, 2014 and 2013, as a result of the acquisitions of Silevo and Zep Solar, for which a significant amount of the purchase price allocated to intangible assets had no tax basis, we recorded a net long-term deferred tax liability, which subsequently triggered the release of     $27.3 million and $24.8 million, respectively, of the valuation allowance on our deferred tax asset as a benefit to income taxes.

As of December 31, 2015 and 2014, we had a net deferred tax asset of $367.8 million and $111.2 million, respectively     . During these periods, we maintained a valuation allowance against the net deferred tax asset. As of December 31, 2015, as a result of increased sales to the joint venture funds and increased sales under the MyPower program, we had utilized all available net operating loss carryovers and investment tax credits to reduce our current tax liability, and we had a remaining current tax liability of $43.3 million for Federal, state and foreign jurisdictions. We expect to have a higher current tax liability in future periods after utilizing all available net operating loss carryovers and investment tax credits in the current period.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with GAAP. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and the accompanying notes. We base our estimates on historical experience and on various other assumptions believed to be reasonable. Actual results could differ materially from these estimates. Our future consolidated financial statements will be affected to the extent that our actual results differ materially from these estimates.

We believe that the estimates and assumptions regarding the selling price of undelivered elements for revenue recognition purposes, the collectability of accounts and rebates receivable, the valuation of inventories, the labor costs for long-term contracts used as a basis for determining the percentage of completion for such contracts, the fair values and residual values of solar energy systems subject to leases, the accounting for business combinations, the fair values and useful lives of acquired tangible and intangible assets, the fair value of debt assumed under business combinations, the fair value of contingent consideration payable under business combinations, the fair value of short-term investments, the useful lives of solar energy systems, property, plant and equipment, the determination of accrued warranty, the determination of accrued liability for solar energy system performance guarantees, the determination of lease pass-through financing obligations, the discount rates used to determine the fair values of ITCs, the valuation of stock-based compensation, the determination of valuation allowances associated with deferred tax assets, asset impairment, the valuation of build-to-suit lease assets, the fair value of interest rate swaps and other items have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant policies, see Note 2, Summary of Significant Accounting Policies and Procedures, to our consolidated financial statements included elsewhere in this annual report on Form 10-K.

Principles of Consolidation

Our consolidated financial statements reflect our accounts and operations and those of our subsidiaries in which we have a controlling financial interest. In accordance with the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 810, Consolidation, we consolidate any variable interest entity, or VIE, of which we are the primary beneficiary. We form VIEs with our financing fund investors in the ordinary course of business in order to facilitate the funding and monetization of certain attributes associated with our solar energy systems. The typical condition for a controlling financial interest ownership is holding a majority of the voting interests of an entity; however, a controlling financial interest may also exist in entities, such as VIEs, through arrangements that do not involve controlling voting interests. ASC 810 requires a variable interest holder to consolidate a VIE if that party has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. This holder is considered the primary beneficiary. We do not consolidate a VIE in which we have a majority ownership interest when we are not considered the primary beneficiary. We have determined that we are the primary beneficiary of a number of our VIEs, and accordingly, we consolidate the assets and liabilities of such VIEs. We evaluate our relationships with our VIEs on an ongoing basis to ensure that we continue to be the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

Our customers purchase solar energy systems from us under fixed-price contracts or lease our solar energy systems that also include remote monitoring services. A residential customer that purchases a solar energy system has the option to pay the full purchase price for the system at the time of purchase or finance the purchase through a 30-year loan from our wholly owned subsidiary under the MyPower program that we launched in the fourth quarter of 2014. We can also earn incentives that have been assigned to us by our customers, where available from utility companies and state and local governments.

Solar Energy Systems and Components Sales

For solar energy systems and components sales wherein customers pay the full purchase price upon delivery of the system, we recognize revenue, net of any applicable governmental sales taxes, in accordance with ASC 605-25, Revenue Recognition—Multiple-Element Arrangements, and ASC 605-10-S99, Revenue Recognition—Overall—SEC Materials. Revenue is recognized when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sales price is fixed or determinable and (4) collection of the related receivable is reasonably assured. Components comprise of photovoltaic panels and solar energy system mounting hardware. In instances where there are multiple deliverables in a single arrangement, we allocate the arrangement consideration to the various elements in the arrangement based on the relative selling price method. We recognize revenue when we install a solar energy system and it passes inspection by the utility or the authority having jurisdiction, provided all other revenue recognition criteria have been met. Costs incurred on residential installations before the solar energy systems are completed are included in inventories as work in progress in our consolidated balance sheets.

We recognize revenue for solar energy systems constructed for certain commercial customers according to ASC 605-35, Revenue Recognition—Construction-Type and Production Type Contracts. Revenue is recognized on a percentage-of-completion basis, based on the ratio of labor costs incurred to date to total projected labor costs. Provisions are made for the full amount of any anticipated losses on a contract-by-contract basis. Costs in excess of billings are recorded where costs recognized are in excess of amounts billed to customers of purchased commercial solar energy systems.

For solar energy systems sold under a MyPower contract, we have determined that the arrangement consideration is not currently fixed or determinable. In making this determination, we considered that (i) the MyPower arrangement is unique and we do not have company-specific or market history for similar financing arrangements with similar asset classes over an extended term; (ii) customer preferences and satisfaction during the life of these long-term contracts, including as a result of technological advances in solar energy systems over time, may change, and we may be incented to offer future inducements or concessions to ensure customers remain satisfied during the life of these long-term contracts; and (iii) possible future decreases in the retail prices of electricity from utilities or from other renewable energy sources that may make the purchase of the solar energy systems less economically attractive and may cause us to amend the terms of our contracts to ensure continued performance and to remain competitive. Accordingly, we initially defer the revenue associated with the sale of a solar energy system under a MyPower contract when we deliver a system that has passed inspection by the utility or the authority having jurisdiction. In instances where there are multiple deliverables in a single MyPower contract, we allocate the arrangement consideration to the various elements in the contract based on the relative selling price method. We subsequently recognize revenue for the system over the term of the contract as cash payments are received for the loan’s outstanding principal and interest. The deferred revenue is included in our consolidated balance sheets under current portion of deferred revenue for the portion expected to be recognized as revenue in the next 12 months, and the non-current portion is included under deferred revenue, net of current portion. We record a note receivable when the customer secures the loan from our wholly owned subsidiary to finance the purchase of the solar energy system.

The costs associated with solar energy systems sold under MyPower contracts, including the costs of acquisition of system components, personnel costs associated with system installations and costs to originate the contracts such as sales commissions, referral fees and some incremental contract administration costs, are initially capitalized as deferred costs. Subsequently, these costs are recognized as a component of cost of revenue from solar energy systems and components sales for the costs associated with system components and installations, or as a component of operating expenses for costs associated with contract origination, generally in proportion to the reduction of the MyPower loans’ outstanding principal over the 30-year term. The deferred costs are included in our consolidated balance sheets under prepaid expenses and other current assets for the portion expected to be recognized in our consolidated statements of operations in the next 12 months, and the non-current portion is included as a component of other assets. However, the estimated warranty costs associated with the systems are fully expensed upon the delivery of the systems and result in a gross loss being recognized upon the delivery of the systems.

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

We capitalize initial direct costs from the origination of solar energy systems leased to customers (the incremental cost of contract administration, referral fees and sales commissions) as an element of solar energy systems, leased and to be leased – net, and subsequently amortize these costs over the term of the related lease or power purchase agreement, which generally ranges from 10 to 20 years.

Remote Monitoring Services

We provide solar energy system remote monitoring services, which are generally bundled with both sales and leases of solar energy systems. We allocate revenue between remote monitoring services and the other elements in a bundled sale of a solar energy system using the relative selling price method. The selling prices used in the allocation are determined by reference to the prices charged by third-parties for similar services and products on a standalone basis. For remote monitoring services bundled with a sale of a solar energy system, we recognize the revenue allocated to remote monitoring services over the term specified in the associated contract or over the warranty period of the solar energy system if the contract does not specify the term. For remote monitoring services bundled with a lease of a solar energy system, we recognize the revenue allocated to remote monitoring services on a straight-line basis over the lease term. To date, remote monitoring services revenue has not been material and is included in our consolidated statements of operations under both operating leases and solar energy systems incentives revenue, when remote monitoring services are bundled with leases of solar energy systems, and solar energy systems and components sales revenue, when remote monitoring services are bundled with sales of solar energy systems.

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

For solar energy systems that we have determined to be integral equipment, we have concluded that these rights create a continuing involvement. Therefore, we use the financing method to account for the sale-leaseback of such solar energy systems. Under the financing method, we do not recognize as revenue any of the sale proceeds received from the lessor that contractually constitutes a payment to acquire the solar energy system. Instead, we treat any such sale proceeds received as financing capital to install and deliver the solar energy system and, accordingly, record the proceeds as a sale-leaseback financing obligation in our consolidated balance sheets. We allocate the leaseback payments made to the lessor between interest expense and a reduction to the sale-leaseback financing obligation. Interest on the financing obligation is calculated using our incremental borrowing rate at the inception of the arrangement on the outstanding financing obligation. We determine our incremental borrowing rate by reference to the interest rates that we would obtain in the financial markets to borrow amounts equal to the sale-leaseback financing obligation over a term similar to the master lease term.

For solar energy systems that we have determined not to be integral equipment, we determine if the leaseback is classified as a capital lease or an operating lease. For leasebacks classified as capital leases, we initially record a capital lease asset and capital lease obligation in our consolidated balance sheet equal to the lower of the present value of our future minimum leaseback payments or the fair value of the solar energy system. For capital leasebacks, we do not recognize any revenue but defer the gross profit comprising of the net of the revenue and the associated cost of sale. For leasebacks classified as operating leases, we recognize a portion of the revenue and the associated cost of sale and defer the portion of revenue and cost of sale that represents the gross profit that is equal to the present value of the future minimum lease payments over the master leaseback term. For both capital and operating leasebacks, we record the deferred gross profit in our consolidated balance sheet as deferred income and amortize the deferred income over the leaseback term as a reduction to the leaseback rental expense included in operating leases and solar energy systems incentives cost of revenue in our consolidated statement of operations.

Solar Energy Systems, Leased and To Be Leased

We are the operating lessor of the solar energy systems under leases that qualify as operating leases. We account for the leases in accordance with ASC 840. To determine lease classification, we evaluate lease terms to determine whether there is a transfer of ownership or bargain purchase option at the end of the lease, whether the lease term is greater than 75% of the useful life, or whether the present value of minimum lease payments exceed 90% of the fair value at lease inception. We utilize periodic appraisals to estimate useful life and fair values at lease inception, and residual values at lease termination. Solar energy systems are stated at cost, less accumulated depreciation.

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

Presentation of Cash Flows Associated with Solar Energy Systems

We classify cash flows associated with solar energy systems in accordance with ASC 230, Statement of Cash Flows. We determine the appropriate classification of cash payments related to solar energy systems depending on the activity that is likely to be the predominant source of cash flows for the item being paid for. Accordingly, we present payments made in a period for costs incurred to install solar energy systems that will be leased to customers, including the payments for cost of the inventory that is utilized in such systems, as investing activities in our consolidated statement of cash flows. Payments made for inventory that will be utilized for solar energy systems that will be sold to customers are presented as cash flows from operations in our consolidated statement of cash flows. We do not track payments for component parts at the individual component part level as they are not unique and can be used in either leased solar energy systems or solar energy systems that are sold to customers. Accordingly, we treat costs of raw materials transferred to solar energy systems to be leased as if they were paid in the period they are transferred to the systems.

Warranties

We generally provide a warranty on the installation and components of the solar energy systems we sell, including sales under MyPower contracts, for periods typically between 10 to 30 years. The manufacturer’s warranty on the solar energy systems’ components, which is typically passed-through to customers, ranges from one to 25 years. However, for the solar energy systems under lease contracts or power purchase agreements, we do not accrue a warranty liability because those systems are owned by subsidiaries that we consolidate. Instead, any repair costs on those systems are expensed when they are incurred as a component of operating leases and solar energy systems incentives cost of revenue.

Solar Energy Systems Performance Guarantees

We guarantee certain specified minimum solar energy production output for certain systems leased or sold to customers generally for a term of up to 30 years. We monitor the solar energy systems to ensure that these outputs are being achieved. We evaluate if any amounts are due to our customers and make any payments periodically as specified in the customer contracts. If we determine that the guaranteed minimum solar energy production output has not been achieved, then we record a liability for the estimated amounts payable as a component of accrued and other current liabilities. Since the actual solar energy production output is impacted by seasonality, this liability is also affected by seasonality.

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

Deferred ITCs Revenue

Our solar energy systems are eligible for ITCs that accrue to eligible property under the IRC. Under Section 50(d)(5) of the IRC and the related regulations, a lessor of qualifying property may elect to treat the lessee as the owner of such property for the purposes of claiming the ITCs associated with such property. These regulations enable the ITCs to be separated from the ownership of the property and allow the transfer of the ITCs. Under the lease pass-through fund arrangements, we can make a tax election to pass-through the ITCs to the investor, who is the legal lessee of the property. We are therefore able to monetize these ITCs to investors who can utilize them in return for cash payments. We consider the monetization of ITCs to constitute one of the key elements of realizing the value associated with solar energy systems. We therefore view the proceeds from the monetization of ITCs to be a component of revenue generated from solar energy systems.

For the lease pass-through fund arrangements, we allocate a portion of the aggregate payments received from the investors to the estimated fair value of the assigned ITCs and the balance to the future customer lease payments that are also assigned to the investors. The estimated fair value of the ITCs is determined by discounting the estimated cash flows impacts of the ITCs using an appropriate discount rate that reflects a market interest rate.

We recognize the revenue associated with the monetization of ITCs in accordance with ASC 605-10-S99. The revenue associated with the monetization of the ITCs is recognized when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sales price is fixed or determinable and (4) collection of the related receivable is reasonably assured. The ITCs are subject to recapture under the IRC if the underlying solar energy system either ceases to be a qualifying property or undergoes a change in ownership within five years of its placed in service date. The recapture amount decreases on the anniversary of the placed in service date. As we have an obligation to ensure the solar energy system is in service and operational for a term of five years to avoid any recapture of the ITCs, we recognize revenue as the recapture provisions lapse assuming the other aforementioned revenue recognition criteria have been met. The monetized ITCs are initially recorded as deferred revenue on our consolidated balance sheets, and subsequently, one-fifth of the monetized ITCs is recognized as revenue from operating leases and solar energy systems incentives in our consolidated statements of operations on each anniversary of the solar energy system’s placed in service date over the next five years.

We guarantee our financing fund investors that in the event of a subsequent recapture of ITCs by the taxing authority due to our noncompliance with the applicable ITC guidelines, we would compensate them for any recaptured ITCs. We have concluded that the likelihood of a recapture event is remote and, consequently, have not recorded any liability in our consolidated balance sheets for any potential recapture exposure.

Stock-Based Compensation

We account for stock-based compensation costs under the provisions of ASC 718, Compensation—Stock Compensation, which requires the measurement and recognition of compensation expense related to the fair value of stock-based compensation awards that are ultimately expected to vest. Stock-based compensation expense recognized includes the compensation cost for all stock-based payments granted to employees based on the grant date fair value estimated in accordance with the provisions of ASC 718. ASC 718 is also applied to awards modified, repurchased or cancelled during the periods reported.

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

Determining the fair value of stock-based awards at the grant date requires judgment. We use the Black-Scholes option valuation model, except for awards with market conditions for which we use a Monte Carlo simulation, to determine the fair value of stock options. The determination of the grant date fair value of stock options using an option valuation model is affected by our estimated common stock fair value as well as assumptions regarding a number of other complex and subjective variables. These variables include our expected stock price volatility over the expected term, stock option exercise and cancellation behaviors, risk-free interest rates and expected dividends, which are estimated as follows:

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

•

Volatility. Because we do not have a significant trading history for our common stock, the expected stock price volatility for our common stock has been estimated based on the average historical volatilities of us and our industry peers using daily price observations over a period equivalent to the expected term of the stock option grants. Industry peers consist of several public companies in the solar energy industry similar in size and financial leverage. We did not rely on implied volatilities of traded options in our industry peers’ common stock because the volume of activity was relatively low. We intend to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own common stock share price becomes available, or unless circumstances change such that the identified companies are no longer similar to us. If this occurs, more suitable companies whose share prices are publicly available would be utilized in the calculation. Higher volatility and longer expected lives would result in an increase to stock-based compensation expense determined on the grant date.

•	Risk-free rate. The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the options for each option group.
•	Dividend yield. We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Consequently, we used an expected dividend yield of zero.

In addition to assumptions used in the Black-Scholes option valuation model, we must also estimate a forfeiture rate to calculate the stock-based compensation for our awards. Our forfeiture rate is based on an analysis of our actual forfeitures, and forecasted forfeitures for awards with performance conditions. We routinely evaluate the appropriateness of the forfeiture rate based on actual and forecasted forfeiture experience, analysis of employee turnover and expectations of future option exercise behavior. Any changes in the estimated forfeiture rate can have a significant impact on our stock-based compensation expense as the cumulative effect of adjusting the forfeiture rate is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that would result in a decrease to the stock-based compensation expense recognized in our consolidated financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that would result in an increase to the stock-based compensation expense recognized in our consolidated financial statements.

We will continue to use judgment in evaluating the expected term, expected volatility and forfeiture rate related to our stock-based compensation on a prospective basis, as well as the likelihood of achieving performance-based vesting criteria. As we continue to accumulate additional data related to our common stock and operations, we may have refinements to the estimates of our expected volatility, expected terms, forfeiture rates and likelihood of achieving performance-based vesting criteria, which could materially impact our future stock-based compensation expense as it relates to the future grants of our stock-based awards.

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

Long-Lived Assets

Our long-lived assets include property, plant and equipment, solar energy systems, leased and to be leased, and intangible assets acquired through business combinations. Intangible assets with definite useful lives are amortized over their estimated useful lives, which range from one to 30 years.

Furthermore, we are deemed to be the owner, for accounting purposes, during the construction phase of certain long-lived assets under build-to-suit lease arrangements because of our involvement with the construction, our exposure to any potential cost overruns and our other commitments under the arrangements. In these cases, we recognize a build-to-suit lease asset under construction and a corresponding build-to-suit lease liability on our consolidated balance sheets.

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

Goodwill

Goodwill represents the difference between the purchase price and the aggregate fair value of the identifiable assets acquired and the liabilities assumed in a business combination. We assess goodwill for impairment annually, in the fourth quarter of each fiscal year, and whenever events or changes in circumstances indicate that the carrying value of goodwill may exceed its fair value, at the consolidated-level, which is the sole reporting unit. When assessing goodwill for impairment, we consider our market capitalization adjusted for a control premium and, if necessary, our discounted cash flow model, which involves significant assumptions and estimates, including our future financial performance, weighted-average cost of capital and interpretation of currently enacted tax laws. Circumstances that could indicate impairment and require us to perform an impairment test include a significant decline in our financial results, a significant decline in our market capitalization relative to our net book value, an unanticipated change in competition or our market share and a significant change in our strategic plans.

Provision for Income Taxes

We use the asset and liability method in accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based upon the difference between the consolidated financial statement carrying amounts and the tax basis of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the years in which the differences are expected to be reversed.

The calculation of our tax assets and liabilities involves uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions based on the two-step process prescribed by applicable accounting principles. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon tax authority examination, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate the tax benefit as the largest amount that is more likely than not of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We re-evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Such a change in recognition or measurement could result in the recognition of a tax benefit or an additional charge to the tax provision in the relevant period.

As of December 31, 2015, we had $10.1 million of uncertain tax positions. As of December 31, 2014, we had $0.5 million of uncertain tax positions that were acquired related to the purchase of Silevo and Zep Solar.

As of December 31, 2015 and 2014, we had net deferred tax assets of $367.8 million and $111.2 million, respectively. During these periods, we maintained valuation allowances against these net deferred tax assets.

Our deferred tax assets prior to 2015, primarily relate to net operating loss, or NOL, carryforwards, accelerated gains for tax purposes, stock options,  and deferred revenue. In 2015, our deferred tax assets primarily are related to deferred revenues, stock options, and the book versus tax basis differences in the joint venture funds. Our deferred tax asset valuation allowance is determined in accordance with the provisions of ASC 740, Income Taxes, which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. Based on the available objective evidence and our history of losses, we believe it is more likely than not that our net deferred tax assets will not be realized.

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

In the current year, we utilized all available NOL carryforwards from prior years. The utilization of the remaining NOL carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the IRC Section 382 and similar state provisions. The annual limitation may result in the expiration of NOL carryforwards and credits before utilization. We completed an IRC Section 382 analysis through December 31, 2015. Based on the analysis, the NOL carryforwards presented have accounted for any limited and potential lost attributes due to any ownership changes and expiration dates. We also analyzed the NOL carryovers related to our acquisitions of Zep Solar and Silevo. Based on the analysis, there were no significant limitations to the utilization of either Zep Solar’s or Silevo’s NOL carryforwards. The NOL carryforwards presented are not expected to expire unutilized.

As part of our asset monetization strategy, we have agreements to sell solar energy systems to financing funds. The gain on the sale of the assets has been eliminated in our consolidated financial statements. These transactions are treated as inter-company sales, and as such, income taxes are not recognized on the sales until we no longer benefit from the underlying asset. Since the assets remain within the consolidated group, the income tax expense incurred related to the sales is being deferred and amortized over the estimated useful life of the assets, which has been estimated to be 30 years. The deferral of income tax expense results in the recording of a prepaid tax expense that is included in our consolidated balance sheets as other assets. The amortization of the prepaid tax expense in each period makes up the major component of our income tax expense.

In November 2015, the FASB issued Accounting Standards Update, or ASU, No. 2015-17, Balance Sheet Classification of Deferred Taxes, to eliminate the requirement to classify deferred income tax assets and liabilities between current and noncurrent. The ASU simply requires that all deferred income tax assets and liabilities be classified as noncurrent. The ASU is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. Adoption of the ASU is either retrospective to each prior period presented or prospective. As of December 31, 2015, we early adopted the ASU prospectively. As a result, we no longer present any current deferred income tax assets or liabilities but did not reclassify prior period deferred income tax assets or liabilities, as permitted by the ASU.

Noncontrolling Interests and Redeemable Noncontrolling Interests

Our noncontrolling interests and redeemable noncontrolling interests represent third-party interests in the net assets under certain funding arrangements, or funds, that we have entered into to finance the costs of solar energy systems under operating leases, as well as under a limited partnership operated by one of our acquired subsidiaries in China. We have determined that the contractual provisions of the funds and the limited partnership represent substantive profit sharing arrangements. We have further determined that the appropriate methodology for calculating the noncontrolling interests and redeemable noncontrolling interests balance that reflects the substantive profit sharing arrangements is a balance sheet approach using the HLBV method for the funds. We therefore determine the amount of the noncontrolling interests and redeemable noncontrolling interests in the net assets at each balance sheet date using the HLBV method for the funds, which is presented on our consolidated balance sheets as noncontrolling interests in subsidiaries and redeemable noncontrolling interests in subsidiaries. Under the HLBV method, the amounts reported as noncontrolling interests and redeemable noncontrolling interests in our consolidated balance sheets represent the amounts the third-parties would hypothetically receive at each balance sheet date under the liquidation provisions of the funds, assuming the net assets of the funds were liquidated at their recorded amounts determined in accordance with GAAP and distributed to the third-parties. The third-parties’ interests in the results of operations of the funds are determined as the difference in the noncontrolling interests and redeemable noncontrolling interests balance in our consolidated balance sheets between the start and end of each reporting period, after taking into account any capital transactions between the funds and the third-parties. However, for both the funds and the limited partnership, the redeemable noncontrolling interests balance is at least equal to the redemption amount. The noncontrolling interests balance is presented as a component of permanent equity in our consolidated balance sheets, and the redeemable noncontrolling interests balance is presented as temporary equity in the mezzanine section of our consolidated balance sheets when the third-parties have the right to redeem their interests in the funds or the limited partnership for cash or other assets.

Results of Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated (in thousands, except share and per share amounts).

	Year Ended December 31,
	2015	2014	2013
Revenue:
Operating leases and solar energy systems incentives	$293,543	$173,636	$82,856
Solar energy systems and components sales	106,076	81,395	80,981
Total revenue	399,619	255,031	163,837
Cost of revenue:
Operating leases and solar energy systems incentives	165,546	92,920	32,745
Solar energy systems and components sales	115,245	83,512	91,723
Total cost of revenue	280,791	176,432	124,468
Gross profit	118,828	78,599	39,369
Operating expenses:
Sales and marketing	457,185	238,608	97,426
General and administrative	244,508	156,426	89,801
Research and development	64,925	19,162	1,520
Total operating expenses	766,618	414,196	188,747
Loss from operations	(647,790)	(335,597)	(149,378)
Interest expense, net	91,939	55,758	25,738
Other expense, net	25,767	10,611	1,441
Loss before income taxes	(765,496)	(401,966)	(176,557)
Income tax (provision) benefit	(3,326)	26,736	24,799
Net loss	(768,822)	(375,230)	(151,758)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(710,492)	(319,196)	(95,968)
Net loss attributable to stockholders	$(58,330)	$(56,034)	$(55,790)
Net loss attributable to common stockholders
Basic	$(58,330)	$(56,034)	$(55,790)
Diluted	$(58,330)	$(56,034)	$(55,790)
Net loss per share attributable to common stockholders
Basic	$(0.60)	$(0.60)	$(0.70)
Diluted	$(0.60)	$(0.60)	$(0.70)
Weighted-average shares used to compute net loss per share attributable to common stockholders
Basic	97,200,925	93,333,880	79,781,976
Diluted	97,200,925	93,333,880	79,781,976

Revenue

	Year Ended December 31,			Change 2015 vs. 2014		Change 2014 vs. 2013
(Dollars in thousands)	2015	2014	2013	$	%	$	%
Operating leases and solar energy systems incentives	$293,543	$173,636	$82,856	$119,907	69%	$90,780	110%
Solar energy systems and components sales	106,076	81,395	80,981	24,681	30%	414	1%
Total revenue	$399,619	$255,031	$163,837	$144,588	57%	$91,194	56%

2015 Compared to 2014

Total revenue increased by $144.6 million, or 57%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014.

Operating leases and solar energy systems incentives revenue increased by $119.9 million, or 69%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This increase was primarily attributable to the increase in solar energy systems placed in service under leases and power purchase agreements in 2015. The in-period average of the aggregate megawatt production capacity of solar energy systems placed in service under leases and power purchase agreements during the year ended December 31, 2015 increased by 79% as compared to the in-period average during the year ended December 31, 2014. This significant growth was attributable to our continued success in the installation and operation of solar energy systems under lease and power purchase agreements in new and existing markets. In addition, revenue from the monetization of ITCs increased by $19.8 million for the year ended December 31, 2015, as compared to the year ended December 31, 2014, as we recognized such revenue from more solar energy systems in the year ended December 31, 2015. We recognize revenue from the monetization of ITCs on the anniversary date of each solar energy system’s placed in service date as ITC recapture provisions expire.

Revenue from sales of solar energy systems and components increased by $24.7 million, or 30%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This increase was primarily due to the $29.8 million increase in revenue from MyPower contracts, the $13.0 million increase in revenue from outright sales to residential customers, the $4.0 million increase in revenue from sales to government entities, the $1.1 million increase in revenue from sales by Ilioss, which we acquired in August 2015, the $0.8 million increase in revenue from sales of battery storage products and the $0.3 million increase in revenue from sales of Silevo products as we fulfilled open customer orders following our acquisition of Silevo. These increases were partially offset by the $9.0 million decrease in revenue from sales of Zep Solar products, the $8.7 million decrease in revenue from long-term solar energy system sales contracts recognized on the percentage-of-completion basis and the $7.5 million decrease in revenue from sales to commercial customers. Revenue from sales of solar energy systems and components has varied considerably and will continue to vary considerably from period to period due to the successful adoption of our MyPower product and the unpredictability of sales to commercial customers, long-term solar energy system sales contracts recognized on the percentage-of-completion basis and sales to government entities.

2014 Compared to 2013

Total revenue increased by $91.2 million, or 56%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013.

Operating leases and solar energy systems incentives revenue increased by $90.8 million, or 110%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. This increase was attributable to the increase in solar energy systems placed in service under leases and power purchase agreements between January 1, 2013 and December 31, 2014. The in-period average of the aggregate megawatt production capacity of solar energy systems placed in service under leases and power purchase agreements during the year ended December 31, 2014 increased by 97% as compared to the in-period average during the year ended December 31, 2013. This significant growth was attributable to our continued success in the installation and operation of solar energy systems under lease and power purchase agreements in new and existing markets. However, the impact of the installed base on the increase in revenue varied by the mix between solar energy systems under leases, for which revenue is recognized on a straight-line basis over the lease term, and power purchase agreements, for which revenue is recognized based on the energy produced. In addition, revenue from the monetization of ITCs increased by $27.7 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013, as we recognized revenue from monetization of ITCs related solar energy systems that were placed in service in the year ended December 31, 2013. We recognize revenue from monetization of ITCs on the anniversary date of each solar energy system’s placed in service date as recapture provisions expire.

Revenue from sales of solar energy systems and components increased by $0.4 million, or 1%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. This increase was primarily due to a $21.6 million increase in revenue from long-term solar energy system sales contracts recognized on the percentage-of-completion basis, a $5.6 million increase in revenue from sales to residential customers and $1.1 million of revenue from sales of Silevo products in the year ended December 31, 2014. Additionally, in the year ended December 31, 2014, we recorded $9.0 million in revenue from sales of Zep Solar products as we fulfilled open customer orders following our acquisition of Zep Solar. Subsequent to the fulfillment of all external Zep Solar sales orders, we have internally consumed the Zep Solar product in solar energy system installations for our customers. These increases were partially offset by a $26.0 million decrease in revenue from sales to government entities, a $5.0 million decrease in revenue from sales of energy efficiency products and services and a $4.6 million decrease in revenue from sales to commercial customers. Through December 31, 2014, revenue from MyPower arrangements has been immaterial.

Cost of Revenue, Gross Profit and Gross Profit Margin

	Year Ended December 31,			Change 2015 vs. 2014		Change 2014 vs. 2013
(Dollars in thousands)	2015	2014	2013	$	%	$	%
Cost of operating leases and solar energy systems incentives	$165,546	$92,920	$32,745	$72,626	78%	$60,175	184%
Gross profit of operating leases and solar energy systems incentives	127,997	80,716	50,111	47,281	59%	30,605	61%
Gross profit margin of operating leases and solar energy systems incentives	44%	46%	60%
Cost of solar energy systems and component sales	$115,245	$83,512	$91,723	$31,733	38%	$(8,211)	(9)%
Gross loss of solar energy systems and component sales	(9,169)	(2,117)	(10,742)	(7,052)	333%	8,625	(80)%
Gross loss margin of solar energy systems and component sales	(9)%	(3)%	(13)%
Total cost of revenue	$280,791	$176,432	$124,468	$104,359	59%	$51,964	42%
Total gross profit	118,828	78,599	39,369	40,229	51%	39,230	100%
Total gross profit margin	30%	31%	24%

2015 Compared to 2014

Cost of operating leases and solar energy systems incentives revenue increased by $72.6 million, or 78%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This increase was primarily due to greater depreciation expense arising from the higher aggregate cost of solar energy systems placed in service and generating revenue under solar energy system leases and power purchase agreements. Additionally, we incurred $15.5 million of increased period costs related to customer contract cancellations, our dedicated operations and maintenance department and customer warranties. We also incurred $7.5 million of increased expenses due to the continuing amortization of intangible assets related to the Silevo acquisition in the third quarter of 2014.

Cost of solar energy systems and component sales increased by $31.7 million, or 38%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This increase was partly due to higher sales of solar energy systems and components and also the recognition of $17.0 million of warranty expenses associated with sales under MyPower contracts. The warranty expense for a sale under a MyPower contract is recorded upon the delivery of the solar energy system while the associated revenue and cost of revenue are recognized over the term of the MyPower contract as the customer pays-down the principal balance of the MyPower loan. We expect to continue to record negative gross margins in future periods as sales under MyPower contracts increase and revenue is recognized over the term of the MyPower contracts.

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

Cost of solar energy systems and component sales decreased by $8.2 million, or 9%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The increase in our total deployment of solar energy systems resulted in the allocation of overhead costs over more megawatts installed. In addition, the percentage of residential sales increased in 2014, which generally have higher gross margins in comparison to larger scale commercial and government sales as recognized in the year ended December 31, 2013. Furthermore, non-recurring Zep Solar product sales in the year ended December 31, 2014 had generally higher gross margins than the solar energy systems sales. These factors contributed to an improvement in the gross margin loss from (13%) to (3%).

Operating Expenses

	Year Ended December 31,			Change 2015 vs. 2014		Change 2014 vs. 2013
(Dollars in thousands)	2015	2014	2013	$	%	$	%
Sales and marketing	$457,185	$238,608	$97,426	$218,577	92%	$141,182	145%
General and administrative	244,508	156,426	89,801	88,082	56%	66,625	74%
Research and development	64,925	19,162	1,520	45,763	239%	17,642	1161%
Total operating expenses	$766,618	$414,196	$188,747	$352,422	85%	$225,449	119%

2015 Compared to 2014

Sales and marketing expense increased by $218.6 million, or 92%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This increase was primarily due to more expansive sales and marketing efforts, which have resulted in increases in the number of customers, system installations and system deployments. This initiative increased the average number of personnel in sales and marketing departments by 103% for the year ended December 31, 2015, as compared to the year ended December 31, 2014. As a result of this growth in headcount, employee compensation costs increased by $137.9 million (of which $7.8 million was related to stock-based compensation) and facilities and operations costs increased by $25.7 million. In addition, promotional marketing costs increased by $53.5 million as part of this broadening of the scope of our marketing activities, including enhanced digital marketing activities to increase brand awareness and customer reach. In the future, we expect to reduce our sales and marketing expenses, on a per Watt basis, by focusing on our more efficient sales channels, renegotiating or eliminating our higher cost sales channels and other cost efficiency initiatives.

General and administrative expense increased by $88.1 million, or 56%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This increase was primarily due to the increase in the average number of personnel in general and administrative departments, which grew by 103% for the year ended December 31, 2015, as compared to the year ended December 31, 2014. As a result of this growth in headcount, employee compensation costs increased by $45.5 million (of which $4.2 million was related to stock-based compensation) and facilities and operations costs increased by $13.6 million. In addition, professional services fees increased by $22.9 million primarily due to increased legal costs and accounting services fees. Furthermore, Ilioss, which we acquired in August 2015, incurred $1.7 million of general and administrative expenses in the year ended December 31, 2015.

Research and development expense increased by $45.8 million, or 239%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This increase was primarily due to the greater level of research and development activities undertaken by Silevo and the corresponding increase in the average number of personnel in research and development departments, which grew by 227% for the year ended December 31, 2015, as compared to the year ended December 31, 2014.

2014 Compared to 2013

Sales and marketing expense increased by $141.2 million, or 145%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. This increase was primarily due to more expansive sales and marketing efforts, that have resulted in an increase in the overall backlog, number of customers and deployments. In particular, we acquired certain assets of a leading direct-to-consumer marketer, Paramount Energy, including its employees, technology and tools, in the third quarter of 2013, and we created a dedicated door-to-door direct sales group in the fourth quarter 2013. These initiatives increased the average number of personnel in sales and marketing departments by 180% for the year ended December 31, 2014 as compared to the year ended December 31, 2013. As a result of this growth in headcount, employee compensation costs increased by $88.9 million, of which $12.4 million was non-cash and related to stock-based compensation. In addition, facilities and operations costs increased by $13.0 million, promotional marketing costs increased by $29.3 million and expenses from the non-cash amortization of marketing-related intangible assets, acquired through the Paramount Energy and Zep Solar acquisitions, increased by $8.9 million. We expect that our increased investment in sales and marketing efforts will continue to drive the future growth of our business.

General and administrative expense increased by $66.6 million, or 74%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. This increase was primarily due to the increase in the average number of personnel in general and administrative departments, which grew by 80% for the year ended December 31, 2014 as compared to the year ended December 31, 2013. As a result of this growth in headcount, employee compensation costs increased by $48.2 million, of which $25.0 million was non-cash and related to stock-based compensation, and facilities and operations costs increased by $7.9 million. In addition, professional services fees increased by $11.0 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013, primarily due to increased audit fees, our efforts with regard to compliance with the Sarbanes-Oxley Act of 2002 and increased financing activities.

Research and development expense increased by $17.6 million, or 1,161%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. This was primarily due to the product research and development activities undertaken by Zep Solar, which we acquired in the fourth quarter of 2013, and by Silevo, which we acquired in the third quarter 2014.

Other Income and Expenses

	Year Ended December 31,			Change 2015 vs. 2014		Change 2014 vs. 2013
(Dollars in thousands)	2015	2014	2013	$	%	$	%
Interest expense, net	$91,939	$55,758	$25,738	$36,181	65%	$30,020	117%
Other expense, net	25,767	10,611	1,441	15,156	143%	9,170	636%
Total interest and other expenses, net	$117,706	$66,369	$27,179	$51,337	77%	$39,190	144%

2015 Compared to 2014

Interest expense, net, increased by $36.2 million, or 65%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This increase was primarily due to the $36.8 million increase in interest expense, net, attributable to the higher average carrying balances on our various borrowing facilities for the year ended December 31, 2015, as compared to the year ended December 31, 2014.

Other expense, net, increased by $15.2 million, or 143%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This increase in was mainly due to the $11.6 million loss from interest rate swaps related to our debt facilities, the $2.4 million loss from the settlement for Seaboard projects and the $5.3 million increase in accretion on the contingent consideration related to the Silevo acquisition, in the year ended December 31, 2015. We have entered into forward interest rate swaps in order to fix the variable interest rates for each draw under certain credit facilities. We account for interest rate swaps as non-hedging derivatives. This increase was partially offset by the $3.1 million decrease in loss on debt extinguishment.

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

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Year Ended December 31,			Change 2015 vs. 2014		Change 2014 vs. 2013
(Dollars in thousands)	2015	2014	2013	$	%	$	%
Net loss attributable to noncontrolling interests and redeemable noncontrolling	$(710,492)	$(319,196)	$(95,968)	$(391,296)	(123)%	$(223,228)	(233)%

The net loss attributable to noncontrolling interests and redeemable noncontrolling interests represents the share of net loss that was allocated to the investors in the joint venture financing funds. This amount was determined as the change in the investors’ interests in the joint venture financing funds between the beginning and end of each reported period calculated primarily using the HLBV method, less any capital contributions net of any capital distributions. The calculation depends on the specific contractual liquidation provisions of each joint venture financing fund and is generally affected by, among other factors, the tax attributes allocated to the investors including tax bonus depreciation and ITCs or U.S. Treasury grants in lieu of the ITCs, the existence of guarantees of minimum returns to the investors by us and the allocation of tax income or losses including provisions that govern the level of deficits that can be funded by the investors in a liquidation scenario. The calculation is also affected by the cost of the assets sold to the joint venture financing funds, which forms the book basis of the net assets allocated to the investors assuming a liquidation scenario. Generally, significant loss allocations to the investors have arisen in situations where there was a significant difference between the fair value and the cost of the assets sold to the joint venture financing funds in a particular period accompanied by the absence of guarantees of minimum returns to the investors by us, since the capital contributions by the investors were based on the fair value of the assets while the calculation is based on the cost of the assets. The existence of guarantees of minimum returns to the investors by us and limits on the level of deficits that the investors are contractually obligated to fund in a liquidation scenario reduce the amount of losses that could be allocated to the investors. In addition, the redeemable noncontrolling interests balance is at least equal to the redemption amount.

2015 Compared to 2014

The net loss allocation to noncontrolling interests and redeemable noncontrolling interests for the year ended December 31, 2015 was $710.5 million compared to $319.2 million loss allocation for year ended December 31, 2014. The net loss allocation to noncontrolling interests and redeemable noncontrolling interests for the year ended December 31, 2015 was primarily due to a $701.9 million loss allocation from financing funds into which we were selling or contributing assets. The net loss allocation to noncontrolling interests and redeemable noncontrolling interests for the year ended December 31, 2014 was primarily due to a $345.4 million loss allocation from financing funds into which we were selling or contributing assets. This loss allocation was partially offset by a $25.9 million income allocation related to financing funds that were fully funded and that we were not selling or contributing additional assets.

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

Quarterly Results of Operations

The following table presents our unaudited consolidated statements of operations for each of the quarters indicated. Our consolidated statements of operations for each of these quarters have been prepared on a basis consistent with our audited annual consolidated financial statements included elsewhere in this annual report on Form 10-K and, in the opinion of management, include all adjustments necessary for the fair presentation of our consolidated results of operations for these quarters. You should read this information together with our annual consolidated financial statements and the accompanying notes included elsewhere in this annual report on Form 10-K. Our quarterly results of operations are not necessarily indicative of our results for any future period.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2015	2015	2015	2015	2014	2014	2014	2014
	(in thousands, except share and per share amounts)
Revenue:
Operating leases and solar energy systems incentives	$75,430	$85,059	$78,283	$54,771	$49,205	$52,178	$43,181	$29,072
Solar energy systems and components sales	40,050	28,798	24,520	12,708	22,603	6,165	18,153	34,474
Total revenue	115,480	113,857	102,803	67,479	71,808	58,343	61,334	63,546
Cost of revenue:
Operating leases and solar energy systems incentives	49,879	46,015	37,392	32,260	30,387	25,728	20,826	15,979
Solar energy systems and components sales	37,144	42,554	22,087	13,460	26,455	6,640	17,635	32,782
Total cost of revenue	87,023	88,569	59,479	45,720	56,842	32,368	38,461	48,761
Gross profit	28,457	25,288	43,324	21,759	14,966	25,975	22,873	14,785
Operating expenses:
Sales and marketing	128,070	129,284	113,160	86,671	79,515	56,472	55,771	46,850
General and administrative	76,220	69,423	50,211	48,654	45,420	39,608	38,387	33,011
Research and development	22,752	17,652	12,401	12,120	10,004	4,235	3,000	1,923
Total operating expenses	227,042	216,359	175,772	147,445	134,939	100,315	97,158	81,784
Loss from operations	(198,585)	(191,071)	(132,448)	(125,686)	(119,973)	(74,340)	(74,285)	(66,999)
Interest expense, net	27,059	25,862	20,497	18,521	18,566	16,321	12,892	7,979
Other expense, net	4,044	16,851	2,768	2,104	6,318	2,961	1,307	25
Loss before income taxes	(229,688)	(233,784)	(155,713)	(146,311)	(144,857)	(93,622)	(88,484)	(75,003)
Income tax (provision) benefit	(2,198)	(482)	(20)	(626)	3,421	23,506	24	(215)
Net loss	(231,886)	(234,266)	(155,733)	(146,937)	(141,436)	(70,116)	(88,460)	(75,218)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(236,514)	(215,193)	(133,373)	(125,412)	(137,881)	(89,352)	(40,808)	(51,155)
Net income (loss) attributable to stockholders	$4,628	$(19,073)	$(22,360)	$(21,525)	$(3,555)	$19,236	$(47,652)	$(24,063)
Net income (loss) attributable to common stockholders
Basic	$4,628	$(19,073)	$(22,360)	$(21,525)	$(3,555)	$19,236	$(47,652)	$(24,063)
Diluted	$4,630	$(19,073)	$(22,360)	$(21,525)	$(3,555)	$19,236	$(47,652)	$(24,063)
Net income (loss) per share attributable to common stockholders
Basic	$0.05	$(0.20)	$(0.23)	$(0.22)	$(0.04)	$0.21	$(0.52)	$(0.26)
Diluted	$0.04	$(0.20)	$(0.23)	$(0.22)	$(0.04)	$0.19	$(0.52)	$(0.26)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders
Basic	97,714,725	97,384,949	97,013,499	96,680,069	96,296,151	93,323,687	92,251,767	91,412,126
Diluted	102,942,993	97,384,949	97,013,499	96,680,069	96,296,151	99,380,397	92,251,767	91,412,126

Liquidity and Capital Resources

The following table summarizes our consolidated cash flows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Consolidated cash flow data:
Net cash (used in) provided by operating activities	$(789,884)	$(217,849)	$174,515
Net cash used in investing activities	(1,726,734)	(1,344,814)	(729,899)
Net cash provided by financing activities	2,394,779	1,489,966	972,384
Net decrease in cash and cash equivalents	$(121,839)	$(72,697)	$417,000

We finance our operations, including the costs of acquisition and installation of solar energy systems, mainly through a variety of financing fund arrangements that we have formed with fund investors, credit facilities from banks, solar asset-backed notes, convertible notes, Solar Bonds and cash generated from our operations. As described below under “—Financing Activities— Debt and Financing Fund Commitments,” as of December 31, 2015, we had $657.7 million of available commitments from our fund investors and $234.2 million of unused borrowing capacity available under our credit facilities. In future periods, we expect to incur additional capital expenses as we invest further in our solar module manufacturing operations, technology platform and proprietary mounting and racking hardware.  In particular, we may incur substantial expenses in connection with the completion of the manufacturing facility under construction in New York and as we purchase equipment in excess of the amounts spent by the Foundation.

The amount of our liquidity and capital resources as of a given date is also dependent upon, among other things, the relative timing of our investments in solar energy systems and the timing of subsequent draws on our financing funds. As a result, the amount of our liquidity and capital resources may significantly fluctuate within a reporting period by amounts that are not reflected by comparing our cash and cash equivalents balances at each balance sheet date. For example, solar energy systems deployed towards the end of a fiscal quarter may not be transferred to a financing fund in sufficient time for the funds to be received and reflected in our cash and cash equivalents balance as of the quarter-end. In addition, downward revisions to our installation projections for a fiscal period are also likely to impact our liquidity and capital resources, for example, in situations where we have already spent funds to purchase components for solar energy systems that are installed in subsequent periods. As our business grows and the megawatts deployed increases, the amounts by which our liquidity and capital resources may fluctuate within a quarter are likely to increase.

While we had a net loss for the year ended December 31, 2015, we believe that the aggregate of our existing cash and cash equivalents and short-term investments of $393.9 million, in addition to the funds available under our debt agreements and the funds available in our existing financing funds that can be drawn-down through our asset monetization strategy, will be sufficient to meet our cash requirements for at least the next 12 months. However, if, in the future, we are unable to comply with all of the covenants contained in our debt agreements or we are unable to obtain waivers of any non-compliance, then we might be considered in default under our debt agreements. In that circumstance, the payments due under our debt agreements could be accelerated, which would negatively impact our liquidity and capital resources. Under the terms of our secured revolving credit facility, we are subject to the following financial covenants:

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

Under the terms of certain borrowings by our subsidiaries, certain of our subsidiaries are subject to the following financial covenants:

Interest Coverage Ratio: Certain of our subsidiaries are obligated to maintain an interest coverage ratio of 1.4-to-1 as of the specified dates and periods. The interest coverage ratio is measured by dividing (a) the subsidiary’s revenue less the specified expenses and fees by (b) cash interest charges plus the specified fees.

Debt Service Coverage Ratio: Certain of our subsidiaries are obligated to maintain a debt service coverage ratio of 1.05-to-1 as of the specified dates and periods. The debt service coverage ratio is measured by dividing (a) the specified cash receipts of the subsidiary less the specified cash payments by (b) cash interest charges plus any principal due and payable.

Operating Activities

In the year ended December 31, 2015, we utilized $789.9 million in net cash from operations. This cash outflow primarily resulted from a net loss of $768.8 million reduced by non-cash items such as depreciation and amortization of $166.7 million, stock-based compensation of $86.4 million and non-cash interest and other expense of $16.4 million mainly related to lease pass-through financing obligations and deferred contingent consideration and increased by a reduction in lease pass-through financing obligation of $48.1 million and the tax benefit of stock option exercises of $63.0 million. The cash outflow also increased in part due to an increase in restricted cash of $48.7 million, an increase in accounts receivable of $11.0 million, an increase in inventories of $125.3 million, an increase in prepaid expenses and other current assets of $24.5 million, an increase in other assets of $70.0 million, and an increase in MyPower deferred costs of $202.9 million. This cash outflow was offset by a decrease in rebates receivable of $18.5 million, an increase in accounts payable of $125.5 million, an increase in accrued and other liabilities of $147.5 million, and an increase in deferred revenue under our joint venture and lease pass-through structures of $11.5 million relating to upfront lease payments received from customers, solar energy system incentive rebate payments received from various state and local governments and deferred investment tax credits revenue.

In the year ended December 31, 2014, we utilized $217.8 million in net cash from operations. This cash outflow primarily resulted from a net loss of $375.2 million reduced by non-cash items such as depreciation and amortization of $97.9 million, stock-based compensation of $65.6 million and non-cash interest expense of $13.6 million mainly related to lease pass-through financing obligations and increased by a reduction in lease pass-through financing obligation of $48.8 million and the release of $26.7 million of deferred tax asset valuation allowances as a result of the Silevo acquisition. The cash outflow also increased in part due to an increase in restricted cash of $17.7 million, an increase in rebates receivable of $9.9 million, an increase in inventories of $97.3 million, an increase in prepaid expenses and other current assets of $23.6 million, an increase in other assets of $32.0 million and a decrease in accrued and other liabilities of $22.7 million. This cash outflow was offset by an increase in deferred revenue under our joint venture and lease pass-through structures of $137.9 million relating to upfront lease payments received from customers, solar energy system incentive rebate payments received from various state and local governments and deferred investment tax credits revenue and an increase in accounts payable of $112.5 million.

In the year ended December 31, 2013, we generated $174.5 million in net cash from operations. This cash inflow primarily resulted from an increase in deferred revenue of $233.6 million relating to upfront lease payments received from customers and solar energy system incentive rebate payments received from various state and local governments and deferred investment tax credits revenue, an increase in accounts payable of $50.8 million, an increase in accrued and other liabilities of $84.4 million and a decrease in accounts receivable of $2.9 million. The cash inflow was offset in part by an increase in restricted cash of $13.1 million, an increase in incentive rebates receivable of $2.6 million, an increase in inventories of $20.0 million, an increase in prepaid and other current assets of $19.3 million and a net loss of $151.8 million reduced by non-cash items such as depreciation and amortization of $41.4 million, stock-based compensation of $21.3 million and interest on lease pass-through financing obligation of $13.4 million and increased by a reduction in lease pass-through financing obligation of $35.7 million and a change in deferred income taxes of $25.4 million.

Investing Activities

Our investing activities consist primarily of purchases of solar energy systems, capital expenditures for our module research and development and our panel manufacturing and general corporate purchases to support our standard operations.

In the year ended December 31, 2015, we used $1,726.7 million in investing activities. Of this amount, we used $1,665.6 million on the design, acquisition and installation of solar energy systems under operating leases with our customers, $176.5 million in the acquisition of solar panel manufacturing equipment, vehicles, office equipment, leasehold improvements and furniture and $9.5 million for the acquisition of Ilioss. We also invested $44.6 million in short-term investments in highly rated corporate debt securities and asset-backed securities. These expenditures were offset by $170.7 million from sales and maturities of short-term investments.

In the year ended December 31, 2014, we used $1,344.8 million in investing activities. Of this amount, we used $1,163.0 million on the design, acquisition and installation of solar energy systems under operating leases with our customers, $22.9 million on the acquisition of vehicles, office equipment, leasehold improvements and furniture and $0.5 million for the acquisition of the redeemable noncontrolling interest related to a single joint venture financing fund. We also invested $21.8 million in promissory notes receivable and other investments and $167.4 million in short-term investments in highly rated corporate debt securities and asset-backed securities. These expenditures were offset by $1.9 million net cash inflow from the acquisition of Silevo and $28.8 million from sales and maturities of short-term investments.

In the year ended December 31, 2013, we used $729.9 million in investing activities. Of this amount, we used $717.0 million on the design, acquisition and installation of solar energy systems under operating leases with our customers and $9.1 million on the acquisition of vehicles, office equipment, leasehold improvements and furniture. We also invested $3.8 million on the acquisitions of businesses.

Financing Activities

In the year ended December 31, 2015, we generated $2,394.8 million from financing activities. We received $1,093.3 million, net of lender fees, from long-term debt and repaid $215.9 million of long-term debt. We received $119.8 million, net of issuance costs, from the issuance of solar asset-backed notes and repaid $15.9 million of the solar asset-backed notes. We received $112.8 million, net of issuance costs, from the issuance of zero-coupon convertible senior notes. We received $212.2 million from the issuance of solar bonds and repaid $2.2 million of solar bonds. We received $43.1 million from fund investors in our financing funds and paid $5.3 million to fund investors in our financing funds. We also generated $1,097.5 million from proceeds from investments by various investors in our joint venture financing funds, paid distributions to fund investors of $109.5 million and generated $63.0 million from the tax benefit of stock option exercises. Additionally, we paid $3.7 million for deferred purchase consideration and paid $6.0 million for capital lease obligations.

In the year ended December 31, 2014, we generated $1,490.0 million from financing activities. We received $552.8 million, net of issuance costs, from the issuance of convertible senior notes, and in conjunction with this issuance, we paid $65.2 million to enter into a capped call option agreement. We received $373.5 million, net of lender fees, from long-term debt and repaid $336.6 million of long-term debt. We received $262.9 million, net of issuance costs, from the issuance of solar asset-backed notes and repaid $5.9 million of the solar asset-backed notes. We received $44.6 million from fund investors in financing funds and paid $12.5 million to fund investors in our financing funds. We also generated $778.0 million from proceeds from investments by various investors in our joint venture financing funds and paid distributions to fund investors of $117.1 million. Additionally, we paid $2.2 million for deferred purchase consideration.

In the year ended December 31, 2013, we generated $972.4 million from financing activities. We raised $174.1 million, net of underwriting discounts, commissions and issuance costs, from a secondary issuance of our common stock. We received $222.5 million, net of issuance costs, from the issuance of convertible senior notes. We received $203.2 million, net of lender fees, from long-term debt and repaid $65.3 million of long-term debt. We received $51.3 million, net of issuance costs, from the issuance of solar asset-backed notes and repaid $1.5 million of the solar asset-backed notes. We also repaid $1.6 million of our capital lease obligation. We received $127.5 million from U.S. Treasury Department grants associated with solar energy systems that we had leased to customers. We received $57.8 million from investors in our financing funds and paid $41.5 million to investors in our financing funds. We also generated $362.7 million from proceeds from investments by various investors in our joint venture financing funds and paid distributions to fund investors of $137.0 million. Additionally, we paid $3.4 million for deferred purchase consideration.

Debt

For a detailed discussion of our indebtedness, refer to Note 11, Indebtedness, to our consolidated financial statements included elsewhere in this annual report on Form 10-K. Our new debt facilities are summarized below.

Zero-Coupon Convertible Senior Notes Due in 2020

In December 2015, we issued $113.0 million in aggregate principal of zero-coupon convertible senior notes due on December 1, 2020 through a private placement. $13.0 million of the convertible senior notes were issued to related parties and are separately presented on our consolidated balance sheets. The net proceeds from the offering, after deducting debt issuance costs, were $112.8 million.

Each $1,000 of principal of the convertible senior notes is initially convertible into 30.3030 shares of our common stock, which is equivalent to an initial conversion price of $33.00 per share, subject to adjustment upon the occurrence of specified events related to dividends, tender offers or exchange offers. Holders of the convertible senior notes may convert their convertible senior notes at their option at any time up to and including the second scheduled trading day prior to maturity. If certain events that would constitute a make-whole fundamental change, such as significant changes in ownership, corporate structure or tradability of our common stock, occur prior to the maturity date, we would increase the conversion rate for a holder who elects to convert its convertible senior notes in connection with such an event in certain circumstances. The maximum conversion rate is capped at 38.4615 shares for each $1,000 of principal of the convertible senior notes, which is equivalent to a minimum conversion price of $26.00 per share. The convertible senior notes do not have a cash conversion option. The convertible senior note holders may require us to repurchase their convertible senior notes for cash only under certain defined fundamental changes. On or after June 30, 2017, the convertible senior notes will be redeemable by us in the event that the closing price of our common stock exceeds 200% of the conversion price for 45 consecutive trading days ending within three trading days of such redemption notice at a redemption price of par plus accrued and unpaid interest to, but excluding, the redemption date.

MyPower Revolving Credit Facility

On January 9, 2015, one of our subsidiaries entered into a $200.0 million revolving credit agreement with a syndicate of banks to obtain funding for the MyPower customer loan program. The MyPower revolving credit facility initially provided up to $160.0 million of Class A notes and up to $40.0 million of Class B notes. On December 16, 2015, the committed amount under the Class A notes was increased to $200.0 million. The Class A notes bear interest at an annual rate of (i) for the first $160.0 million, 2.50% and (ii) for the remaining $40.0 million, 3.00%; in each case, plus (a) the commercial paper rate or (b) 1.50% plus adjusted LIBOR. The Class B notes bear interest at an annual rate of 5.00% plus LIBOR. The fee for undrawn commitments under the Class A notes is 0.50% per annum for the first $160.0 million of undrawn commitments and 0.75% per annum for the remaining $40.0 million of undrawn commitments, if any. The fee for undrawn commitments under the Class B notes is 0.50% per annum. The MyPower revolving credit facility is secured by the payments owed to us or our subsidiaries under MyPower customer loans and is non-recourse to our other assets.

Revolving Aggregation Credit Facility

On May 4, 2015, one of our subsidiaries entered into an agreement with a syndicate of banks for a revolving aggregation credit facility with a total committed amount of $500.0 million. On July 13, 2015, the total committed amount was increased to $650.0 million. The revolving aggregation credit facility bears interest at an annual rate of 2.75% plus (i) for commercial paper loans, the commercial paper rate and (ii) for LIBOR loans, at our option, three-month LIBOR or daily LIBOR. The revolving aggregation credit facility is secured by certain assets and cash flows of certain of our subsidiaries and is non-recourse to our other assets.

Solar Asset-backed Notes, Series 2015-1

In August 2015, we pooled and transferred our interests in certain financing funds into a SPE and issued $103.5 million in aggregate principal of Solar Asset-backed Notes, Series 2015-1, Class A, and $20.0 million in aggregate principal of Solar Asset-backed Notes, Series 2015-1, Class B, to certain investors. The Solar Asset-backed Notes, Series 2015-1, Class A, were issued at a discount of 0.05%, bear interest at 4.18% per annum and mature on August 21, 2045. The Solar Asset-backed Notes, Series 2015-1, Class B, were issued at a discount of 1.46%, bear interest at 5.58% per annum and mature on August 21, 2045. The SPE’s assets and cash flows are not available to our other creditors, and the creditors of the SPE, including the Solar Asset-backed Note holders, have no recourse to our other assets.

Financing Fund Commitments

We have financing fund commitments from several fund investors that we can draw upon in the future upon the achievement of specific funding criteria. As of December 31, 2015, we had entered into 46 financing funds that had a total of $657.7 million of undrawn committed capital. From our significant customer backlog, we allocate to our financing funds leases, power purchase agreements and the related economic benefits associated with the solar energy systems, in accordance with the criteria of each fund. Upon such allocation and upon our satisfaction of the conditions precedent to drawing upon such commitments, we are able to draw down on the financing fund commitments. Once received, these proceeds provide working capital to deliver solar energy systems to our customers and form part of our general working capital.

Contractual Obligations

Set forth below is information concerning our contractual commitments and obligations as of December 31, 2015 (in thousands):

		Less Than			More Than 5
	Total	1 Year	1-3 Years	3-5 Years	Years
Long-term borrowings(1)	$2,753,746	$375,137	$1,295,328	$728,762	$354,519
Firm purchase commitments	237,387	191,033	24,150	6,274	15,930
Interest(2)	208,729	75,064	76,915	32,060	24,690
Lease obligations	280,764	57,791	96,990	49,343	76,640
Performance guarantee	3,126	3,126	—	—	—
Total	$3,483,752	$702,151	$1,493,383	$816,439	$471,779

(1)

Included in the 2018, 2019 and 2020 long-term borrowings commitments are $230.0 million, $566.0 million and $113.0 million, respectively, related to convertible senior notes. These notes do not have a cash conversion option and are therefore expected to be settled in shares of our common stock.

(2)

Represents obligations for interest payments on long-term borrowings and sale-leaseback financing obligations, and includes projected interest on variable-rate long-term borrowings based on interest rates as of December 31, 2015.

Off-Balance Sheet Arrangements

We include in our consolidated financial statements all assets, liabilities and results of operations of the financing fund arrangements that we have entered into. We have not entered into any other transactions that have generated relationships with unconsolidated entities, financial partnerships or SPEs. Accordingly, we do not have any off-balance sheet arrangements.

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

Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and reducing our funds available for capital investments, operations or other purposes. In addition, we must use a substantial portion of our cash inflows to service our borrowings, which may affect our ability to make future acquisitions or capital expenditures. A hypothetical 10% change in our interest rates would have increased our interest expense for the year ended December 31, 2015 and 2014 by $2.3million and $0.9 million, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SOLARCITY CORPORATION

The supplementary data required by Item 8 is presented under Part II, Item 7 and is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

SolarCity Corporation

We have audited the accompanying consolidated balance sheets of SolarCity Corporation (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SolarCity Corporation at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 10, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

February 10, 2016

SolarCity Corporation

Consolidated Balance Sheets

(In Thousands, Except Share Par Values)

	December 31,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$382,544	$504,383
Short-term investments	11,311	138,311
Restricted cash	39,864	20,875
Accounts receivable (net of allowances for doubtful accounts of $4,292 and $1,941 as of December 31, 2015 and December 31, 2014, respectively)	33,998	22,708
Rebates receivable (net of reserves of $2,207 and $7,860 as of December 31, 2015 and December 31, 2014, respectively)	11,545	30,021
Inventories	342,951	217,223
Deferred income tax asset	—	13,149
Prepaid expenses and other current assets	79,925	50,946
Total current assets	902,138	997,616
Solar energy systems, leased and to be leased – net	4,375,553	2,796,796
Property, plant and equipment – net	262,387	75,464
Build-to-suit lease asset under construction	284,500	26,450
Goodwill and intangible assets – net	517,109	539,557
MyPower customer notes receivable, net of current portion	488,461	34,544
MyPower deferred costs	215,708	13,147
Other assets	241,262	67,645
Total assets(1)	$7,287,118	$4,551,219
Liabilities and equity
Current liabilities:
Accounts payable	$364,973	$237,809
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	26,769	8,552
Current portion of deferred U.S. Treasury grant income	15,336	15,330
Accrued and other current liabilities	270,184	152,408
Customer deposits	6,322	10,560
Current portion of deferred revenue	103,078	86,238
Current portion of long-term debt	180,048	11,781
Current portion of solar bonds	13,189	659
Current portion of solar bonds issued to related parties	165,120	330
Current portion of solar asset-backed notes	13,864	13,157
Current portion of financing obligation	34,479	29,689
Total current liabilities	1,193,362	566,513
Deferred revenue, net of current portion	1,010,491	557,408
Long-term debt, net of current portion	1,006,595	282,789
Solar bonds, net of current portion	35,678	2,463
Solar bonds issued to related parties, net of current portion	100	200
Convertible senior notes	881,585	777,726
Convertible senior notes issued to related parties	12,975	—
Solar asset-backed notes, net of current portion	395,667	293,215
Long-term deferred tax liability	1,373	13,194
Financing obligation, net of current portion	68,940	73,379
Deferred U.S. Treasury grant income, net of current portion	382,283	397,486
Build-to-suit lease liability	284,500	26,450
Other liabilities and deferred credits	279,006	218,024
Total liabilities(1)	5,552,555	3,208,847
Commitments and contingencies (Note 22)
Redeemable noncontrolling interests in subsidiaries	320,935	186,788
Stockholders' equity:
Common stock, $0.0001 par value - authorized, 1,000,000 shares as of December 31, 2015 and December 31, 2014; issued and outstanding, 97,864 and 96,521 shares as of December 31, 2015 and December 31, 2014, respectively	10	10
Additional paid-in capital	1,195,246	1,003,992
Accumulated deficit	(316,690)	(258,360)
Total stockholders' equity	878,566	745,642
Noncontrolling interests in subsidiaries	535,062	409,942
Total equity	1,413,628	1,155,584
Total liabilities and equity	$7,287,118	$4,551,219

(1)

SolarCity Corporation’s, or the Company’s, consolidated assets as of December 31, 2015 and 2014 include $2,866,882 and $1,672,370, respectively, being assets of variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs. These assets include solar energy systems, leased and to be leased - net of $2,779,363 and $1,581,459 as of December 31, 2015 and 2014, respectively; property, plant and equipment - net of $21,960 and $24,286 as of December 31, 2015 and 2014, respectively; cash and cash equivalents of $33,537 and $27,820 as of December 31, 2015 and 2014, respectively; inventory of $1,000 and $614 as of December 31, 2015 and 2014, respectively; restricted cash, current, of $522 and $106 as of December 31, 2015 and 2014, respectively; accounts receivable - net of $10,267 and $6,769 as of December 31, 2015 and 2014, respectively; prepaid expenses and other current assets of $2,713 and $1,839 as of December 31, 2015 and 2014, respectively; rebates receivable of $6,220 and $25,397 as of December 31, 2015 and 2014, respectively; restricted cash, long-term, of $254 and $300 as of December 31, 2015 and 2014, respectively; and other assets of $11,046 and $3,780 as of December 31, 2015 and 2014, respectively. The Company’s consolidated liabilities as of December 31, 2015 and 2014 included $33,475 and $27,808, respectively, being liabilities of VIEs whose creditors have no recourse to the Company. These liabilities include distributions payable to noncontrolling interests in subsidiaries and redeemable noncontrolling interests in subsidiaries of $26,769 and $8,552 as of December 31, 2015 and 2014, respectively; accounts payable of $1,954 and $2,748 as of December 31, 2015 and 2014, respectively; customer deposits of $2,928 and $6,405 as of December 31, 2015 and 2014, respectively; accrued liabilities and other payables of $1,824 and $969 as of December 31, 2015 and 2014, respectively; and current portion of long-term debt of $0 and $9,134 as of December 31, 2015 and 2014, respectively.

See the further description in Note 3, Acquisitions, and Note 12, VIE Fund Arrangements.

See accompanying notes.

SolarCity Corporation

Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Amounts)

	Year Ended December 31,
	2015	2014	2013
Revenue:
Operating leases and solar energy systems incentives	$293,543	$173,636	$82,856
Solar energy systems and components sales	106,076	81,395	80,981
Total revenue	399,619	255,031	163,837
Cost of revenue:
Operating leases and solar energy systems incentives	165,546	92,920	32,745
Solar energy systems and components sales	115,245	83,512	91,723
Total cost of revenue	280,791	176,432	124,468
Gross profit	118,828	78,599	39,369
Operating expenses:
Sales and marketing	457,185	238,608	97,426
General and administrative	244,508	156,426	89,801
Research and development	64,925	19,162	1,520
Total operating expenses	766,618	414,196	188,747
Loss from operations	(647,790)	(335,597)	(149,378)
Interest expense - net	91,939	55,758	25,738
Other expense - net	25,767	10,611	1,441
Loss before income taxes	(765,496)	(401,966)	(176,557)
Income tax (provision) benefit	(3,326)	26,736	24,799
Net loss	(768,822)	(375,230)	(151,758)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(710,492)	(319,196)	(95,968)
Net loss attributable to stockholders	$(58,330)	$(56,034)	$(55,790)
Net loss attributable to common stockholders
Basic	$(58,330)	$(56,034)	$(55,790)
Diluted	$(58,330)	$(56,034)	$(55,790)
Net loss per share attributable to common stockholders
Basic	$(0.60)	$(0.60)	$(0.70)
Diluted	$(0.60)	$(0.60)	$(0.70)
Weighted-average shares used to compute net loss per share attributable to common stockholders
Basic	97,200,925	93,333,880	79,781,976
Diluted	97,200,925	93,333,880	79,781,976

See accompanying notes.

SolarCity Corporation

Consolidated Statements of Equity

(In Thousands, Except Per Share Amounts)

					Total
			Additional		Stockholders'	Noncontrolling
	Common Stock		Paid-In	Accumulated	Equity	Interests in	Total
	Shares	Amount	Capital	Deficit	(Deficit)	Subsidiaries	Equity
Balance at January 1, 2013	74,913	$7	$330,130	$(146,536)	$183,601	$96,793	$280,394
Contributions from noncontrolling interests	—	—	—	—	—	189,779	189,779
Issuance of common stock from a subsequent public offering, net of underwriting discounts and commissions and issuance costs of $7,888	3,910	1	174,082	—	174,083	—	174,083
Issuance of common stock upon acquisition of assets of Paramount Energy, net of issuance costs of $70	3,675	1	108,733	—	108,734	—	108,734
Issuance of common stock upon acquisition of Zep Solar	2,752	1	140,561	—	140,562	—	140,562
Issuance of common stock options upon acquisition of Zep Solar	—	—	14,893	—	14,893	—	14,893
Stock-based compensation expense	—	—	27,936	—	27,936	—	27,936
Issuance of common stock upon exercise of stock options for cash	4,260	—	15,545	—	15,545	—	15,545
Issuance of common stock upon vesting of restricted stock units	14	—	—	—	—	—	—
Issuance of common stock upon exercise of stock warrants for cash	1,485	—	8,034	—	8,034	—	8,034
Net (loss) income	—	—	—	(55,790)	(55,790)	22,886	(32,904)
Distributions to noncontrolling interests	—	—	—	—	—	(122,641)	(122,641)
Balance at December 31, 2013	91,009	$10	$819,914	$(202,326)	$617,598	$186,817	$804,415
Contributions from noncontrolling interests	—	—	—	—	—	517,471	517,471
Issuance of common stock upon acquisition of Silevo	2,284	—	137,958	—	137,958	—	137,958
Issuance of restricted stock units upon acquisition of Silevo	—	—	132	—	132	—	132
Purchase of capped call options	—	—	(65,203)	—	(65,203)		(65,203)
Stock-based compensation expense	—	—	88,936	—	88,936	—	88,936
Issuance of common stock upon exercise of stock options for cash	3,176	—	20,255	—	20,255	—	20,255
Issuance of common stock upon vesting of restricted stock units	52	—	—	—	—		—
Acquisition of noncontrolling interest in subsidiaries	—	—	2,000	—	2,000	—	2,000
Net loss	—	—	—	(56,034)	(56,034)	(178,124)	(234,158)
Transfers to redeemable noncontrolling interests in subsidiaries	—	—	—	—	—	(25,248)	(25,248)
Distributions to noncontrolling interests	—	—	—	—	—	(90,974)	(90,974)
Balance at December 31, 2014	96,521	$10	$1,003,992	$(258,360)	$745,642	$409,942	$1,155,584
Contributions from noncontrolling interests	—	—	—	—	—	681,994	681,994
Tax benefit of stock option exercises	—	—	63,019	—	63,019	—	63,019
Stock-based compensation expense	—	—	116,585	—	116,585	—	116,585
Issuance of common stock upon exercise of stock options for cash	951	—	11,650	—	11,650	—	11,650
Issuance of common stock to employees and board members upon vesting of restricted stock units	392	—	—	—	—	—	—
Net loss	—	—	—	(58,330)	(58,330)	(451,999)	(510,329)
Distributions to noncontrolling interests	—	—	—	—	—	(104,875)	(104,875)
Balance at December 31, 2015	97,864	$10	$1,195,246	$(316,690)	$878,566	$535,062	$1,413,628

See accompanying notes.

SolarCity Corporation

Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities:
Net loss	$(768,822)	$(375,230)	$(151,758)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	166,653	97,880	41,448
Non cash interest and other expense	16,427	13,631	13,438
Stock-based compensation, net of amounts capitalized	86,369	65,562	21,262
Tax benefit of stock option exercises	(63,019)	—	—
Loss on extinguishment of long-term debt	1,093	4,533	306
Deferred income taxes	(527)	(26,680)	(25,424)
Non-cash reduction in financing obligation	(48,132)	(48,837)	(35,675)
Loss on disposal of property, plant and equipment and construction in progress	3,840	1,404	60
Changes in operating assets and liabilities:
Restricted cash	(48,650)	(17,699)	(13,059)
Accounts receivable	(11,049)	945	2,911
Rebates receivable	18,476	(9,890)	(2,630)
Inventories	(125,337)	(97,347)	(19,954)
Prepaid expenses and other current assets	(24,485)	(23,155)	(19,276)
MyPower deferred costs	(202,899)	(13,571)	—
Other assets	(70,016)	(18,872)	(6,882)
Accounts payable	125,472	112,480	50,750
Accrued and other liabilities	147,455	(22,676)	84,444
Customer deposits	(4,238)	1,732	919
Deferred revenue	11,505	137,941	233,635
Net cash (used in) provided by operating activities	(789,884)	(217,849)	174,515
Investing activities:
Payments for the cost of solar energy systems, leased and to be leased	(1,665,641)	(1,162,963)	(716,947)
Purchase of property, plant and equipment	(176,540)	(22,892)	(9,126)
Purchases of short-term investments	(44,592)	(167,397)	—
Proceeds from sales and maturities of short-term investments	170,737	28,764	—
Acquisition of business, net of cash acquired	(9,509)	1,874	(3,826)
Other investments	(1,189)	(22,200)	—
Net cash used in investing activities	(1,726,734)	(1,344,814)	(729,899)

	Year Ended December 31,
	2015	2014	2013
Financing activities:
Investment fund financings, bank and other borrowings:
Borrowings under long-term debt	1,093,261	369,801	203,228
Repayments of long-term debt	(215,933)	(336,557)	(65,328)
Proceeds from issuance of solar bonds	47,146	3,122	—
Proceeds from issuance of solar bonds issued to related parties	165,020	530	—
Repayments of borrowings under solar bonds	(1,820)	—	—
Repayments of borrowings under solar bonds issued to related parties	(330)	—	—
Proceeds from issuance of solar asset-backed notes	119,790	262,880	51,334
Repayments of borrowings under solar asset-backed notes	(15,863)	(5,932)	(1,461)
Payment of deferred purchase consideration	(3,747)	(2,206)	(3,382)
Proceeds from financing obligation	43,125	44,563	57,780
Repayments of financing obligation	(5,259)	(12,460)	(41,536)
Repayment of capital lease obligations	(6,036)	(2,772)	(1,594)
Proceeds from investment by noncontrolling interests and redeemable noncontrolling interests in subsidiaries	1,097,487	777,963	362,692
Distributions paid to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	(109,511)	(117,125)	(137,005)
Proceeds from U.S. Treasury grants	—	342	127,476
Net cash provided by financing activities before equity and convertible notes issuances	2,207,330	982,149	552,204
Equity and convertible notes issuances:
Proceeds from issuance of common stock	—	—	174,083
Proceeds from issuance of convertible senior notes	99,805	552,765	222,518
Proceeds from issuance of convertible senior notes issued to related parties	12,975	—	—
Purchase of capped call options	—	(65,203)	—
Proceeds from exercise of stock options	11,650	20,255	15,545
Tax benefit of stock option exercises	63,019	—	—
Proceeds from exercise of common stock warrants	—	—	8,034
Net cash provided by equity issuances	187,449	507,817	420,180
Net cash provided by financing activities	2,394,779	1,489,966	972,384
Net (decrease) increase in cash and cash equivalents	(121,839)	(72,697)	417,000
Cash and cash equivalents, beginning of period	504,383	577,080	160,080
Cash and cash equivalents, end of period	$382,544	$504,383	$577,080
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$53,971	$22,702	$6,603
Cash paid during the period for taxes, net of refunds	$2,846	$1,881	$(1,726)

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

2. Summary of Significant Accounting Policies and Procedures

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, or GAAP, and reflect the accounts and operations of the Company and those of its subsidiaries in which the Company has a controlling financial interest. In accordance with the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 810, Consolidation, the Company consolidates any variable interest entity, or VIE, of which it is the primary beneficiary. The Company forms VIEs with its financing fund investors in the ordinary course of business in order to facilitate the funding and monetization of certain attributes associated with its solar energy systems. The typical condition for a controlling financial interest ownership is holding a majority of the voting interests of an entity; however, a controlling financial interest may also exist in entities, such as VIEs, through arrangements that do not involve controlling voting interests. ASC 810 requires a variable interest holder to consolidate a VIE if that party has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company does not consolidate a VIE in which it has a majority ownership interest when the Company is not considered the primary beneficiary. The Company has determined that it is the primary beneficiary of a number of VIEs (see Note 3, Acquisitions, and Note 12, VIE Arrangements). The Company evaluates its relationships with all the VIEs on an ongoing basis to ensure that it continues to be the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.

The Company and its subsidiaries’ fiscal quarters and years are the same as calendar quarters and years except for Silevo, Inc. and its subsidiaries, or Silevo, which continues to have fiscal quarters based on 13-week periods and fiscal years based on 52-week periods. For 2015, Silevo’s fiscal year ended on December 26, 2015, and this timing difference and the related activity did not materially impact the consolidated financial statements.

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation. In addition, as a result of the Company’s adoption of Accounting Standards Update, or ASU, No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (see below), the Company reclassified deferred financing costs from assets and presented the balances as an offset against the associated debt. The impact of the Company’s adoption of the ASU on the prior period consolidated balance sheet was as follows (in thousands):

	December 31, 2014
	As Previously Reported	Adoption of ASU	As Reclassified
Prepaid expenses and other current assets	$55,729	$(4,783)	$50,946
Other assets	$97,854	$(30,209)	$67,645
Current portion of solar bonds	$1,150	$(161)	$989
Current portion of solar asset-backed notes	$13,574	$(417)	$13,157
Long-term debt, net of current portion	$287,621	$(4,832)	$282,789
Solar bonds, net of current portion	$2,793	$(130)	$2,663
Convertible senior notes	$796,000	$(18,274)	$777,726
Solar asset-backed notes, net of current portion	$304,393	$(11,178)	$293,215

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

Use of Estimates

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Management regularly makes significant estimates and assumptions regarding the selling price of undelivered elements for revenue recognition purposes, the collectability of accounts and rebates receivable, the valuation of inventories, the labor costs for long-term contracts used as a basis for determining the percentage of completion for such contracts, the fair values and residual values of solar energy systems subject to leases, the accounting for business combinations, the fair values and useful lives of acquired tangible and intangible assets, the fair value of debt assumed under business combinations, the fair value of contingent consideration payable under business combinations, the fair value of short-term investments, the useful lives of solar energy systems, property, plant and equipment, the determination of accrued warranty, the determination of accrued liability for solar energy system performance guarantees, the determination of lease pass-through financing obligations, the discount rates used to determine the fair values of investment tax credits, the valuation of stock-based compensation, the determination of valuation allowances associated with deferred tax assets, asset impairment, the valuation of build-to-suit lease assets, the fair value of interest rate swaps and other items. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ materially from those estimates.

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

As of December 31, 2015, short-term investments were comprised of $9.3 million of corporate debt securities and $2.0 million of asset-backed securities. As of December 31, 2014, short-term investments were comprised of $126.2 million of corporate debt securities and $12.1 million of asset-backed securities.

The costs of these securities approximated their fair values, and there were no material gross realized or unrealized gains, gross realized or unrealized losses or impairment losses recognized for the years ended December 31, 2015, 2014 or 2013. As of December 31, 2015, all short-term investments were scheduled to mature within the next 12 months.

Restricted Cash

Restricted cash includes cash received from certain fund investors that had not been released for use by the Company, cash held to service certain payments under various secured debt facilities, including management fee, principal and interest payments, and balances collateralizing outstanding letters of credit, outstanding credit card borrowing facilities and obligations under certain operating leases.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

Accounts Receivable

Accounts receivable primarily represent trade receivables from billings and sales to residential and commercial customers recorded at net realizable value. The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible accounts receivable. The Company reviews its accounts receivable by aging category to identify significant customer balances with known disputes or collection issues. In determining the allowance, the Company makes judgments about the creditworthiness of a majority of its customers based on ongoing credit evaluations. The Company also considers its historical level of credit losses and current economic trends that might impact the level of future credit losses. The Company writes off accounts receivable when they are deemed uncollectible.

Customer Notes Receivable

In the fourth quarter of 2014, the Company launched MyPower, a program that offers residential customers the option to finance the purchase of solar energy systems through a 30-year loan provided by a wholly owned subsidiary of the Company. In order to qualify for a loan, a customer must pass the Company’s credit evaluation process, and the loans are secured by the solar energy systems financed. The outstanding loan balances, net of any allowance for potentially uncollectible amounts, are presented on the consolidated balance sheets as a component of prepaid expenses and other current assets for the current portion and as customer notes receivable, net of current portion, for the long-term portion. In determining the allowance and credit quality for customer loans under MyPower, the Company identifies significant customers with known disputes or collection issues and also considers its historical level of credit losses and current economic trends that might impact the level of future credit losses. Customer notes receivable that are individually impaired are charged-off as a write-off of allowance for losses. As of December 31, 2015 and 2014, there were no significant customers with known disputes or collection issues, and the amount of potentially uncollectible amounts was insignificant. Accordingly, the Company did not establish an allowance for losses against customer notes receivable. In addition, there were no material non-accrual or past due customer notes receivable as of December 31, 2015 and 2014.

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

Interest Rate Swaps

In 2015, the Company began entering into fixed-for-floating interest rate swap agreements to reduce the potential impact of future changes in interest rates on certain variable rate debt. All interest rate swaps are recognized at fair value on the consolidated balance sheets within other assets or other liabilities and deferred credits, with any changes in fair value recognized as other income or expense in the consolidated statements of operations. The Company has not designated any interest rate swaps as hedging instruments. As of and for the year ended December 31, 2015, the Company had interest rate swaps outstanding as follows (in thousands):

			Gross Losses
	Aggregate	Gross	Year Ended
	Notional	Liability at	December 31,
	Amount	Fair Value	2015
Interest rate swaps	$640,628	$11,544	$11,544

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

Concentrations of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, accounts receivable, customer notes receivable, rebates receivable and interest rate swaps. The associated risk of concentration for cash and cash equivalents is mitigated by banking with creditworthy institutions. At certain times, amounts on deposit exceed federal deposit insurance limits. The associated risk of concentration for short-term investments is mitigated by holding a diversified portfolio of highly rated short-term investments. The associated risk of concentration for accounts receivable and customer notes receivable is mitigated by placing liens on the related solar energy systems and performing periodic and ongoing credit evaluations of the Company’s customers. Rebates receivable are due from various states and local governments as well as various utility companies. The associated risk of concentration for interest rate swaps is mitigated by transacting with several highly rated multinational banks. The Company maintains reserves for any amounts that it considers to be uncollectable.

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

As of December 31, 2015 and 2014, the assets and liabilities carried at fair value on a recurring basis included cash equivalents, short-term investments, interest rate swaps and contingent consideration (see Note 3, Acquisitions). As of December 31, 2015, the fair value of the Company’s cash equivalents, short-term investments, interest rate swaps and contingent consideration were as follows (in thousands):

	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$69,080	$—	$—
Short-term investments:
Corporate debt securities	$—	$9,311	$—
Asset-backed securities	$—	$2,000	$—
Liabilities:
Interest rate swaps	$—	$11,544	$—
Contingent consideration	$—	$—	$123,008

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

The Company classified its money market funds within Level 1 because their fair values are based on their quoted market prices. The Company classified its corporate debt securities, asset-backed securities and interest rate swaps within Level 2 because their fair values are determined using alternative pricing sources or models that utilized market observable inputs, including current and forward interest rates, to determine their fair values. The Company classified its contingent consideration within Level 3 because its fair value is determined using unobservable probability estimates and unobservable estimated discount rates applicable to the acquisition. During the years ended December 31, 2015 and 2014, there were no transfers between the levels of the fair value hierarchy.

The contingent consideration is dependent on the achievement of the specified production milestones for the acquired business, as discussed in Note 3, Acquisitions. The Company determined the fair value of the contingent consideration using a probability-weighted expected return methodology that considers the timing and probabilities of achieving these milestones and uses discount rates that reflect the appropriate cost of capital. The Company reassesses the valuation assumptions each reporting period, with any changes in the fair value accounted for in the consolidated statement of operations. The fair value of the contingent consideration is directly proportional to the estimated probabilities of achieving these milestones. As of December 31, 2015, the estimated probabilities ranged from 90% to 95%, the estimated discount rates ranged from 5.0% to 7.0%, $42.9 million was included under accrued and other current liabilities on the consolidated balance sheets and $80.1 million was included under other liabilities and deferred credits on the consolidated balance sheets. As of December 31, 2014, the estimated probabilities ranged from 90% to 95%, the estimated discount rates ranged from 5.0% to 7.0%, $42.0 million was included under accrued and other current liabilities on the consolidated balance sheets and $75.2 million was included under other liabilities and deferred credits on the consolidated balance sheets. The following table summarizes the activity of the Level 3 contingent consideration balance for the years ended December 31, 2015 and 2014 (in thousands):

Balance at January 1, 2014	$—
Acquisition of Silevo	115,319
Change in fair value recorded in other expense - net	1,878
Balance at December 31, 2014	117,197
Change in fair value recorded in other expense - net	5,811
Balance at December 31, 2015	$123,008

The Company’s financial instruments that are not re-measured at fair value include accounts receivable, customer notes receivable, rebates receivable, accounts payable, customer deposits, distributions payable to noncontrolling interests and redeemable noncontrolling interests, the participation interest, solar asset-backed notes, convertible senior notes, Solar Bonds and long-term debt. The carrying values of these financial instruments other than customer notes receivable, the participation interest, solar asset-backed notes, convertible senior notes, Solar Bonds and long-term debt approximated their fair values due to the fact that they were short-term in nature at December 31, 2015 and 2014 (Level 1).

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

The Company estimates the fair value of convertible senior notes based on their last actively traded prices (Level 1). The Company estimates the fair value of customer notes receivable, the participation interest, solar asset-backed notes, Solar Bonds and long-term debt based on rates currently offered for instruments with similar maturities and terms (Level 3). The following table presents their estimated fair values and their carrying values (in thousands):

	December 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Participation interest	$15,919	$14,525	$15,556	$14,102
Solar asset-backed notes	$409,531	$432,797	$306,372	$328,313
Convertible senior notes	$894,560	$842,752	$777,726	$752,176
MyPower customer notes receivable	$493,510	$493,510	$35,645	$35,645
Long-term debt	$1,186,643	$1,186,643	$294,570	$294,570
Solar bonds	$214,087	$214,087	$3,652	$3,652

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

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

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

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

Repairs and maintenance costs are expensed as incurred.

Upon disposition, the cost and related accumulated depreciation of the assets are removed from property, plant and equipment and the resulting gain or loss is reflected in the consolidated statements of operations.

Long-Lived Assets

The Company’s long-lived assets include property, plant and equipment, solar energy systems, leased and to be leased, and intangible assets acquired through business combinations. Intangible assets with definite useful lives are amortized over their estimated useful lives, which range from one to 30 years.

Furthermore, the Company is deemed to be the owner, for accounting purposes, during the construction phase of certain long-lived assets under build-to-suit lease arrangements because of its involvement with the construction, its exposure to any potential cost overruns and its other commitments under the arrangements. In these cases, the Company recognizes a build-to-suit lease asset under construction and a corresponding build-to-suit lease liability on the consolidated balance sheets.

In accordance with ASC 360, Property, Plant, and Equipment, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of a long-lived asset, or group of assets, as appropriate, may not be recoverable. If the aggregate undiscounted future net cash flows expected to result from the use and the eventual disposition of a long-lived asset is less than its carrying value, then the Company would recognize an impairment loss based on the discounted future net cash flows. No impairment charges were recorded for the years ended December 31, 2015, 2014 or 2013.

Capitalization of Software Costs

For costs incurred in development of internal use software, the Company capitalizes costs incurred during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life of five to 10 years. The Company evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

Warranties

The Company provides a warranty on the installation and components of the solar energy systems it sells, including sales under MyPower contracts, for periods typically between 10 to 30 years. The manufacturer’s warranty on the solar energy systems’ components, which is typically passed-through to customers, ranges from one to 25 years. However, for the solar energy systems under lease contracts or power purchase agreements, the Company does not accrue a warranty liability because those systems are owned by subsidiaries that the Company consolidates. Instead, any repair costs on those solar energy systems are expensed when they are incurred as a component of operating leases and solar energy systems incentives cost of revenue. The changes in the accrued warranty balance, recorded as a component of accrued and other current liabilities on the consolidated balance sheets, consisted of the following (in thousands):

	As of and for the
	Year Ended
	December 31,
	2015	2014
Balance - beginning of the period	$8,607	$7,502
Increase in liability (including $16,983 related to MyPower contracts)	18,929	2,022
Change in estimate	(4,282)	(468)
Less warranty claims	(261)	(449)
Balance - end of the period	$22,993	$8,607

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

Solar Energy Systems Performance Guarantees

The Company guarantees certain specified minimum solar energy production output for certain systems leased or sold to customers generally for a term of up to 30 years. The Company monitors the solar energy systems to ensure that these outputs are being achieved. The Company evaluates if any amounts are due to its customers and makes any payments periodically as specified in the customer contracts. As of December 31, 2015 and 2014, the Company had recorded liabilities of $3.1 million and $1.6 million, respectively, under accrued and other current liabilities in the consolidated balance sheets, relating to these guarantees based on the Company’s assessment of its current exposure.

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

Balance at January 1, 2013	$298,260
U.S. Treasury grants received and receivable	124,404
U.S. Treasury grants received by investors under lease pass-through fund arrangements	20,599
Amortized as a credit to depreciation expense	(15,454)
Balance at December 31, 2013	427,809
U.S. Treasury grants received and receivable	342
Amortized as a credit to depreciation expense	(15,335)
Balance at December 31, 2014	412,816
U.S. Treasury grants received and receivable	144
Amortized as a credit to depreciation expense	(15,341)
Balance at December 31, 2015	$397,619

Of the balance outstanding as of December 31, 2015 and 2014, $382.3 million and $397.5 million, respectively, are classified as noncurrent deferred U.S. Treasury grants income in the consolidated balance sheets.

Deferred Investment Tax Credits Revenue

The Company’s solar energy systems are eligible for investment tax credits, or ITCs, that accrue to eligible property under the Internal Revenue Code of 1986, as amended, or IRC. Under Section 50(d)(5) of the IRC and the related regulations, a lessor of qualifying property may elect to treat the lessee as the owner of such property for the purposes of claiming government ITCs associated with such property. These regulations enable the ITCs to be separated from the ownership of the property and allow the transfer of these ITCs. Under the lease pass-through fund arrangements, the Company can make a tax election to pass through the ITCs to the fund investor, who is the legal lessee of the property. The Company is therefore able to monetize the ITCs to investors who can utilize them in return for cash payments. The Company considers the monetization of ITCs to constitute one of the key elements of realizing the value associated with solar energy systems. The Company therefore views the proceeds from the monetization of ITCs to be a component of revenue generated from the solar energy systems.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

For the lease pass-through fund arrangements, the Company allocates a portion of the aggregate payments received from the investor to the estimated fair value of the assigned ITCs and the balance to the future customer lease payments that are also assigned to the investors. The estimated fair value of the ITCs are determined by discounting the estimated cash flow impact of the ITCs using an appropriate discount rate that reflects a market interest rate.

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

The Company guarantees its financing fund investors that in the event of a subsequent recapture of the ITCs by the taxing authority due to the Company’s noncompliance with the applicable ITC guidelines, the Company will compensate the investor for any recaptured credits. The Company has concluded that the likelihood of a recapture event is remote and consequently has not recorded any liability in the consolidated financial statements for any potential recapture exposure.

Current deferred investment tax credits revenue, which is included as a part of current portion of deferred revenue in the consolidated balance sheets, as of December 31, 2015 and 2014 was $51.8 million and $47.9 million, respectively. Noncurrent deferred investment tax credits revenue, which is included as a part of deferred revenue, net of current portion, in the consolidated balance sheets, as of December 31, 2015 and 2014 was $130.8 million and $163.0 million, respectively. For the years ended December 31, 2015, 2014 and 2013, the Company recognized $47.9 million, $28.2 million and $0.5 million, respectively, of revenue related to the monetization of ITCs, which is included in operating leases and solar energy systems incentives revenue in the consolidated statements of operations.

Deferred Revenue

The Company records as deferred revenue any amounts that are collected from customers, including lease prepayments, in excess of revenue recognized. Deferred revenue also includes the portion of rebates and incentives received from utility companies and various local and state government agencies, which are recognized as revenue over the lease term, as well as the remote monitoring fee (discussed below), which is recognized as revenue ratably over the respective customer contract term. As of December 31, 2015 and 2014, deferred revenue related to customer payments, which is included in the deferred revenue balances on the consolidated balance sheets, amounted to $289.3 million and $229.5 million, respectively. As of December 31, 2015 and 2014, deferred revenue from rebates and incentives, which is included in the deferred revenue balances on the consolidated balance sheets, amounted to $186.1 million and $169.6 million, respectively. In addition, under MyPower customer contracts (discussed below), all initial revenue associated with financed sales of solar energy systems are also recorded as a component of the deferred revenue balances on the consolidated balance sheets. As of December 31, 2015 and 2014, current deferred revenue from MyPower contracts, which is included in current portion of deferred revenue in the consolidated balance sheets, amounted to $4.6      million and $1.0 million, respectively. As of December 31, 2015 and 2014, noncurrent deferred revenue from MyPower contracts, which is included in deferred revenue, net of current portion, in the consolidated balance sheets, amounted to $448.2 million and $32.7 million, respectively. As of December 31, 2015 and 2014, current portion of deferred revenue included $2.8 million and $0.0 million, respectively, related to accrued interest on MyPower customer notes receivable.

Revenue Recognition

The Company’s customers purchase solar energy systems from the Company under fixed-price contracts or lease Company-owned solar energy systems that also include remote monitoring services. A residential customer that purchases a solar energy system has the option to pay the full purchase price for the system at the time of purchase or finance the purchase through a 30-year loan from a wholly owned subsidiary of the Company under the MyPower program that the Company launched in the fourth quarter of 2014. The Company can also earn incentives that have been assigned to the Company by its customers, where available from utility companies and state and local governments.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

Solar Energy Systems and Components Sales

For solar energy systems and components sales wherein customers pay the full purchase price upon delivery of the system, the Company recognizes revenue, net of any applicable governmental sales taxes, in accordance with ASC 605-25, Revenue Recognition—Multiple-Element Arrangements, and ASC 605-10-S99, Revenue Recognition—Overall—SEC Materials. Revenue is recognized when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sales price is fixed or determinable and (4) collection of the related receivable is reasonably assured. Components are comprised of photovoltaic panels and solar energy system mounting hardware. In instances where there are multiple deliverables in a single arrangement, the Company allocates the arrangement consideration to the various elements in the arrangement based on the relative selling price method. The Company recognizes revenue when it installs a solar energy system and the solar energy system passes inspection by the utility or the authority having jurisdiction, provided all other revenue recognition criteria have been met. Costs incurred on residential installations before the solar energy systems are completed are included in inventories as work in progress in the consolidated balance sheets.

The Company recognizes revenue for solar energy systems constructed for certain commercial customers according to ASC 605-35, Revenue Recognition—Construction-Type and Production Type Contracts. Revenue is recognized on a percentage-of-completion basis, based on the ratio of labor costs incurred to date to total projected labor costs. Provisions are made for the full amount of any anticipated losses on a contract-by-contract basis. The Company recognized $8.0 million, $2.1 million and $2.9 million of total losses for these types of contracts for the years ended December 31, 2015, 2014 and 2013, respectively. Costs in excess of billings are recorded where costs recognized are in excess of amounts billed to customers of purchased commercial solar energy systems. Costs in excess of billings as of December 31, 2015 and 2014 were $0.2 million and $0.3 million, respectively, and are included in prepaid expenses and other current assets in the consolidated balance sheets. Billings in excess of costs as of December 31, 2015 and 2014 were $0.5 million and $0.2 million, respectively, and are included in deferred revenue in the consolidated balance sheets.

For solar energy systems sold under a MyPower contract, the Company has determined that the arrangement consideration is not currently fixed or determinable. In making this determination, the Company considered that (i) the MyPower arrangement is unique and the Company does not have company-specific or market history for similar financing arrangements with similar asset classes over an extended term; (ii) customer preferences and satisfaction during the life of these long-term contracts, including as a result of technological advances in solar energy systems over time, may change, and the Company may be incented to offer future inducements or concessions to ensure customers remain satisfied during the life of these long-term contracts; and (iii) possible future decreases in the retail prices of electricity from utilities or from other renewable energy sources that may make the purchase of the solar energy systems less economically attractive and may cause the Company to amend the terms of its contracts to ensure continued performance and to remain competitive. Accordingly, the Company initially defers the revenue associated with the sale of a solar energy system under a MyPower contract when it delivers the system that has passed inspection by the utility or the authority having jurisdiction. In instances where there are multiple deliverables in a single MyPower contract, the Company allocates the arrangement consideration to the various elements in the contract based on the relative selling price method. The Company subsequently recognizes revenue for the system over the term of the contract as cash payments are received for the loan’s outstanding principal and interest. The deferred revenue is included in the consolidated balance sheets under current portion of deferred revenue for the portion expected to be recognized as revenue in the next 12 months, and the non-current portion is included under deferred revenue, net of current portion. The Company records a note receivable when the customer secures the loan from a subsidiary of the Company to finance the purchase of the solar energy system.

MyPower deferred revenue activity was as follows (in thousands):

	As of and for the
	Year Ended
	December 31,
	2015	2014
Balance - beginning of the period	$33,651	$—
MyPower systems delivered under executed contracts	442,567	33,738
MyPower revenue recognized within solar energy systems and components sales	(23,421)	(87)
Balance - end of the period	$452,797	$33,651

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

As of December 31, 2015 and 2014, $4.6 million and $1.0 million, respectively, are included in the consolidated balance sheets under current portion of deferred revenue. The balances in the table above do not include amounts allocated to remote monitoring services, other deliverables or sales taxes.

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

The portion of rebates and incentives recognized within operating leases and solar energy systems incentives revenue for the years ended December 31, 2015, 2014 and 2013 was $34.3 million, $33.4 million and $26.6 million, respectively.

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

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

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

Cost of Revenue

Operating leases and solar energy systems incentives cost of revenue is primarily comprised of depreciation of the cost of leased solar energy systems reduced by amortization of U.S. Treasury grants income, maintenance costs associated with those systems and amortization of initial direct lease costs associated with those systems. Initial direct lease costs are customer solar energy system lease acquisition costs (the incremental cost of contract administration, referral fees and sales commissions) and are capitalized as an element of solar energy systems and amortized over the term of the related lease or power purchase agreement, which generally ranges from 10 to 20 years. Refer to Note 7, Solar Energy Systems, Leased and To Be Leased – Net, for a summary of initial direct lease costs related to customer solar energy system lease acquisition costs.

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

Furthermore, the costs associated with solar energy systems sold under MyPower contracts, including the costs of acquisition of system components, personnel costs associated with system installations and costs to originate the contracts such as sales commissions, referral fees and some incremental contract administration costs, are initially capitalized as deferred costs. Subsequently, these costs are recognized as a component of cost of revenue from solar energy systems and components sales for the costs associated with system components and installations, or as a component of operating expenses for costs associated with contract origination, generally in proportion to the reduction of the MyPower loans’ outstanding principal over the 30-year term. The deferred costs are included in the consolidated balance sheets under prepaid expenses and other current assets for the portion expected to be recognized in the consolidated statements of operations in the next 12 months, and the non-current portion is included as a component of other assets. However, the estimated warranty costs associated with the systems are fully expensed upon the delivery of the systems.

MyPower deferred costs activity was as follows (in thousands):

	As of and for the
	Year Ended
	December 31,
	2015	2014
Balance - beginning of the period	$13,571	$—
MyPower systems delivered under executed contracts(1)	215,141	13,614
Recognized in cost of revenue within solar energy systems and components sales	(10,490)	(43)
Recognized in operating expenses	(446)	—
Balance - end of the period	$217,776	$13,571
(1)

Included in MyPower systems delivered under executed contracts was $27.2 million and $0.0 million of MyPower contract origination costs incurred in the years ended December 31, 2015 and 2014, respectively.

As of December 31, 2015 and 2014, $2.1 million and $0.4 million, respectively, are included in the consolidated balance sheets under prepaid and other current assets.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

Advertising Costs

Advertising costs are expensed as incurred and are included as an element of sales and marketing expense in the consolidated statements of operations. The Company incurred advertising costs of $28.6 million, $3.4 million and $0.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

The Company uses the “with and without” approach in determining the order in which tax attributes are utilized. As a result, the Company only recognizes a tax benefit from stock-based awards in additional paid-in capital if an incremental tax benefit is realized after all other tax attributes currently available to the Company have been utilized.

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

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

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

Segment Information

Operating segments are defined as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the executive team, which is comprised of the chief executive officer, the president, the chief technology officer, the chief revenue officer, and the chief financial officer. Based on the financial information presented to and reviewed by the chief operating decision maker in deciding how to allocate the resources and in assessing the performance of the Company, the Company has determined that it has a single operating and reporting segment: solar energy products and services. The Company’s principal operations, revenue and decision-making functions are located in the United States.

Basic and Diluted Net Income (Loss) Per Share

The Company’s basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period.

The diluted net income (loss) per share attributable to common stockholders is computed by giving effect to all potential common stock equivalents outstanding for the period determined using the treasury stock method or the if-converted method, as applicable. In periods when the Company incurred a net loss attributable to common stockholders, stock options, restricted stock units and convertible senior notes were considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is antidilutive.

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, to replace the existing revenue recognition criteria for contracts with customers and to establish the disclosure requirements for revenue from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, to defer the effective date of ASU No. 2014-09 to interim and annual periods beginning after December 15, 2017, with early adoption permitted. Adoption of the ASUs is either retrospective to each prior period presented or retrospective with a cumulative adjustment to retained earnings or accumulated deficit as of the adoption date. The Company is currently assessing the impact of the ASUs on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Going Concern, to provide guidance within GAAP requiring management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and requiring related disclosures. The ASU is effective for annual periods ending after December 15, 2016. The Company believes that the ASU will have no impact on its consolidated financial statements.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

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

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, to require debt issuance costs to be presented as an offset against debt outstanding as opposed to an asset. The ASU is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. Adoption of the ASU is retrospective to each prior period presented. As of December 31, 2015, the Company early adopted the ASU. As a result, for each prior period presented, the Company reclassified the debt issuance costs previously within prepaid expenses and other current assets and other assets (non-current) to current portion of long-term debt; current portion of solar asset-backed notes; long-term debt, net of current portion; convertible senior notes and solar asset-backed notes, net of current portion, as appropriate (see above).

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, to specify that inventory should be subsequently measured at the lower of cost or net realizable value, which is the ordinary selling price less any completion, transportation and disposal costs. However, the ASU does not apply to inventory measured using the last-in-first-out or retail methods. The ASU is effective for interim and annual periods beginning after December 15, 2016. Adoption of the ASU is prospective. The Company does not anticipate that the adoption of the ASU will have a material impact on its consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, to change the accounting for subsequent adjustments to the provisional balances recognized in a business combination from retrospective to prospective. However, the ASU requires separate presentation or disclosure of the impact on prior periods had the adjustments been recognized as of the acquisition date. The ASU is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. Adoption of the ASU is prospective. The Company does not anticipate that the adoption of the ASU will have a material impact on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, to eliminate the requirement to classify deferred income tax assets and liabilities between current and noncurrent. The ASU simply requires that all deferred income tax assets and liabilities be classified as noncurrent. The ASU is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. Adoption of the ASU is either retrospective to each prior period presented or prospective. As of December 31, 2015, the Company early adopted the ASU prospectively. As a result, the Company no longer presents any current deferred income tax assets or liabilities but did not reclassify prior period deferred income tax assets or liabilities, as permitted by the ASU.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, to mainly change the accounting for investments in equity securities and financial liabilities carried at fair value as well as to modify the presentation and disclosure requirements for financial instruments. The ASU is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. Adoption of the ASU is retrospective with a cumulative adjustment to retained earnings or accumulated deficit as of the adoption date. The Company is currently assessing the impact of the ASU on its consolidated financial statements.

3. Acquisitions

Silevo

On September 23, 2014, the Company completed its acquisition of Silevo, a designer and manufacturer of high performance solar cells that are manufactured into photovoltaic panels. Silevo’s primary operations are in the United States, where it carries-out research and development activities as well as sales of products, and in China, where it is the managing partner in a joint venture that manufactures the solar cells for the subsequent contract manufacturing of high performing photovoltaic panels. The acquisition was expected to enable the Company to manage its supply chain and control the design and manufacturing of solar cells and photovoltaic panels that are a key component of the Company’s solar energy systems, as well as enable the Company to utilize and combine Silevo’s technology with economies of scale to achieve significant cost reductions.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

The purchase consideration was comprised of $0.3 million in cash and 2,284,070 shares of the Company’s common stock with an aggregate fair value of $138.0 million based on the closing price of the Company’s common stock on the acquisition date. Additionally, the Company may pay up to approximately $150.0 million in additional shares of the Company’s common stock to Silevo’s former stockholders, subject to the achievement of specified production milestones, as contingent consideration. No amounts would be payable for any milestones not achieved. As of the acquisition date, the Company estimated the fair value of the contingent consideration was $115.3 million using a probability-weighted discounted cash flow methodology. The Company also issued to Silevo employees rights to receive shares of the Company’s common stock as replacements for unvested Silevo common stock options, which vest as the employees provide future services to the Company. The purchase consideration included $16.8 million that comprised amounts that had previously been advanced to Silevo and also costs paid by the Company on behalf of the sellers. The following table summarizes the fair value of the purchase consideration as of the acquisition date (in thousands):

Cash	$326
Common stock	137,958
Restricted stock units issued to replace Silevo's unvested stock options	132
Amounts advanced to Silevo prior to acquisition and costs paid on behalf of sellers at acquisition	16,760
Closing consideration payable	413
Contingent consideration payable	115,319
Total purchase consideration	$270,908

The following table summarizes the fair values of the assets acquired, the liabilities assumed and the noncontrolling interests as of the acquisition date (in thousands):

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

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

Ilioss

On August 7, 2015, the Company acquired all of the outstanding shares of ILIOSSON, S.A. de C.V., or Ilioss, a designer and marketer of commercial and industrial solar energy systems in Mexico. Historically, Ilioss subcontracted the installation of its solar energy systems and sold them to financing companies along with the related customer power purchase agreements. The Company has vertically integrated Ilioss’ operations, and expects to continue to expand throughout Mexico.

The purchase consideration was comprised of $9.7 million payable in cash. Additionally, the Company would pay earn-outs comprising of (i) $5.0 million in cash upon the successful achievement of a commercial battery storage deployment milestone on or before June 30, 2016 and (ii) additional cash consideration based on the number of megawatts deployed by Ilioss in Mexico from the acquisition date through December 31, 2019. The terms of the earn-out payments require the sellers to remain employed to receive the earn-out payments. No amounts would be payable for any earn-outs not achieved. The Company has determined that any earn-out payments would be compensation for post-acquisition services, and the Company will, therefore, recognize them as they are earned. The Company estimates that the aggregate earn-out payments will be approximately $15.6 million, the majority of which is expected to be deferred on the consolidated balance sheet as costs of originating customer contracts and subsequently recognized as expenses over the term of the associated customer lease or power purchase agreements.

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

The goodwill recognized was primarily attributable to Ilioss’ assembled workforce and their knowledge and experience with the Mexican solar energy market that would enable the Company to grow its presence in Mexico. The full amount of the goodwill is not deductible for tax purposes.

The following table summarizes the acquired intangible assets as of the acquisition date:

		Weighted-
		Average
	Fair Value	Useful Life
	(in thousands)	(in years)
Customer relationships	$6,190	6
Non-compete agreements	230	3
Total	$6,420

Pro forma financial information and the historical revenue and earnings of Ilioss are not presented as they were not material to the consolidated statements of operations.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

4. Goodwill and Intangible Assets

The Company is in the process of completing the valuation of certain assets and liabilities from the Ilioss acquisition discussed in Note 3, Acquisitions, including the gross amounts of certain intangible assets presented in the table below amounting to $6.4 million. Such amounts are preliminary and subject to change. There were no material changes recorded in the year ended December 31, 2015 related to the amounts reported in the Company’s Form 10-K for the year ended December 31, 2014, except for the periodic amortization of the intangible assets.

Intangible Assets

The following is a summary of intangible assets as of December 31, 2015 (in thousands):

	Weighted-
	average
	useful life		Accumulated
	(in years)	Gross	amortization	Net
Developed technology - Silevo	10	$115,000	$(14,596)	$100,404
Developed technology - Zep Solar	7	60,100	(17,664)	42,436
Trademarks and trade names	7	24,700	(7,256)	17,444
Marketing database	5	17,427	(9,953)	7,474
PowerSaver agreement	10	17,077	(3,961)	13,116
Non-compete agreements	5	7,189	(3,272)	3,917
Customer relationships	6	6,190	(542)	5,648
Other	6	10,028	(5,223)	4,805
Total	8.26	$257,711	$(62,467)	$195,244

The following is a summary of intangible assets as of December 31, 2014 (in thousands):

				Transfers to
	Weighted-			solar energy
	average			systems,	Write-offs
	useful life		Accumulated	leased and to be	and
	(in years)	Gross	amortization	leased	cancellations	Net
Developed technology - Silevo	10	$115,000	$(3,096)	$—	$—	111,904
Developed technology - Zep Solar	7	60,100	(9,070)	—	—	51,030
Trademarks and trade names	7	24,700	(3,728)	—	—	20,972
Marketing database	5	17,427	(4,599)	—	—	12,828
PowerSaver agreement	10	17,077	(2,253)	—	—	14,824
Solar energy systems backlog	30	12,434	—	(10,755)	(1,679)	—
Non-compete agreements	5	6,959	(1,836)	—	—	5,123
Other	6	10,028	(3,072)	—	—	6,956
Total	9.35	$263,725	$(27,654)	$(10,755)	$(1,679)	$223,637

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

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

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

Trademarks and Trade Names

Trademarks and trade names are related to established market recognition from acquired businesses and are expected to be retired at the end of their estimated useful lives.

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

Solar Energy Systems Backlog

Solar energy systems backlog represents the value attributable to the contractual arrangements entered into between Paramount Energy and its customers to install solar energy systems for which the installation had not commenced as of the acquisition date. The arrangements were acquired by the Company. This balance was transferred to solar energy systems, leased and to be leased, as the solar energy systems are installed and placed in service and subsequently depreciated as cost of solar energy systems over the estimated useful lives of the solar energy systems of 30 years.

Non-Compete Agreements

Certain former key employees of businesses acquired by the Company became employees of the Company and executed non-compete agreements with the Company.

Customer Relationships

Ilioss had a pre-existing relationship with a leading chain of Mexican retail stores.

Other

Other intangible assets include a mortgage database, which contains data pertaining to households that the Company can directly market to. In addition, there is a build-to-suit lease arrangement with an affiliate of the State of New York whereby the affiliate will construct a facility to manufacture photovoltaic panels, procure manufacturing equipment for use in the facility and subsequently lease the facility and the manufacturing equipment to the Company. The build-to-suit lease arrangement is further discussed in Note 22, Commitments and Contingencies. Furthermore, there is internally developed software, which consists of Zep Solar’s Zepulator System Designer, or Zepulator, online application. Zepulator can project the size, scope, layout, materials and costs of potential solar energy system installations, which assists with optimizing solar energy system installations.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

All intangible assets, with the exception of the solar energy systems backlog, are amortized over their estimated useful lives. The changes to the carrying value of intangible assets were as follows (in thousands):

	Year Ended December 31,
	2015	2014
Balance - beginning of the period	$223,637	$129,290
Acquisitions	6,420	119,000
Amortization	(34,813)	(24,263)
Transfers to solar energy systems, leased and to be leased	—	(140)
Write-offs and cancellations	—	(250)
Balance - end of the period	$195,244	$223,637

Amortization expense for intangible assets for the years ended December 31, 2015, 2014 and 2013 was allocated as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Included in operating leases and solar energy incentives cost of revenue	$17,428	$9,962	$582
Included in solar energy systems and components sales cost of revenue	3,337	2,605	—
Total included in cost of revenue	20,765	12,567	582
Included in sales and marketing	14,048	11,696	2,809
Total amortization expense	$34,813	$24,263	$3,391

No intangible assets were impaired during the years ended December 31, 2015, 2014 and 2013. However, the Company wrote-off $0.3 million and $1.4 million of solar energy systems backlog related to contracts cancelled after acquisition, during the years ended December 31, 2014 and 2013, respectively, which was recorded in sales and marketing expense in the consolidated statements of operations.

As of December 31, 2015, total future amortization expense for intangible assets was as follows (in thousands):

	Cost of Revenue	Operating Expense	Total
2016	$20,697	$11,689	$32,386
2017	20,541	10,609	31,150
2018	20,541	9,237	29,778
2019	20,541	6,329	26,870
2020	19,821	6,129	25,950
Thereafter	44,532	4,578	49,110
Total	$146,673	$48,571	$195,244

Goodwill

The changes to the carrying value of goodwill were as follows (in thousands):

	Year Ended December 31,
	2015	2014
Balance - beginning of the period	$315,920	$148,879
Acquisitions	5,945	167,041
Balance - end of the period	$321,865	$315,920

The Company did not recognize any impairment of goodwill during the years ended December 31, 2015, 2014 or 2013.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

5. Noncancelable Operating Lease Payments Receivable

As of December 31, 2015, future minimum lease payments to be received from customers under noncancelable operating leases for each of the next five years and thereafter were as follows (in thousands):

2016	89,801
2017	90,352
2018	91,888
2019	93,457
2020	95,079
Thereafter	1,347,298
Total	$1,807,875

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

Included in revenue for the years ended December 31, 2015, 2014 and 2013 was $124.7 million, $79.5 million and $42.0 million, respectively, that were accounted for as contingent rentals. The contingent rentals comprised of customer payments under power purchase agreements and performance-based incentives received or receivable by the Company from various utility companies.

6. Inventories

Inventories consisted of the following (in thousands):

	As of December 31,
	2015	2014
Raw materials	$335,439	$209,251
Work in progress	7,512	7,972
Total	$342,951	$217,223

Raw materials are comprised of component parts that include silicon wafers, process gasses, chemicals and other consumables used in solar cell production, solar cells, photovoltaic panels, inverters, mounting hardware and miscellaneous electrical components that will be deployed to either solar energy systems that will be sold or solar energy systems that will be leased. Work in progress is comprised of installations in progress and includes component parts, labor and other overhead costs incurred up to the balance sheet date on solar energy systems that will be sold and for which binding sales contracts have already been executed. For solar energy systems, leased and to be leased, the Company commences transferring component parts from inventory to construction in progress, a component of solar energy systems, leased and to be leased, once a lease contract with a customer has been executed and installation has been initiated. Additional costs incurred on the leased systems, including labor and overhead, are recorded within construction in progress. As of December 31, 2015 and 2014, inventory reserves were $4.5 million and $3.1 million, respectively, and are included in the table above under raw materials.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

7. Solar Energy Systems, Leased and To Be Leased – Net

Solar energy systems, leased and to be leased – net consisted of the following (in thousands):

	As of December 31,
	2015	2014
Solar energy systems leased to customers	$3,619,214	$2,388,548
Initial direct costs related to customer solar energy system lease acquisition costs	383,506	207,537
	4,002,720	2,596,085
Less accumulated depreciation and amortization	(275,158)	(159,160)
	3,727,562	2,436,925
Solar energy systems under construction	358,010	131,048
Solar energy systems to be leased to customers	289,981	228,823
Solar energy systems, leased and to be leased - net(1)(2)	$4,375,553	$2,796,796

(1)

Included in solar energy systems leased to customers as of December 31, 2015 and 2014 was $66.4 million related to capital leased assets, with an accumulated depreciation of $10.6 million and $7.9 million, respectively.

(2)

Included in solar energy systems leased to customers as of December 31, 2015 and 2014 was $6.3 million and $3.5 million, respectively, related to energy storage systems with an accumulated depreciation of $0.5 million and $0.1 million, respectively.

As of December 31, 2015, future minimum lease payments to the lessor under this lease arrangement for each of the next five years and thereafter were as follows (in thousands):

2016	2,339
2017	2,353
2018	2,367
2019	2,383
2020	2,398
Thereafter	18,674
Total	$30,514

As of December 31, 2015, future minimum lease receipts to be paid to the Company by sub-lessees under this lease arrangement for each of the next five years and thereafter were as follows (in thousands):

2016	2,444
2017	2,473
2018	2,503
2019	2,534
2020	2,566
Thereafter	31,591
Total	$44,111

The amounts in the table above are also included as part of the noncancelable operating lease payments from customers disclosed in Note 5, Noncancelable Operating Lease Payments Receivable.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

8. Property, Plant and Equipment – Net

Property, plant and equipment consisted of the following (in thousands):

	As of December 31,
	2015	2014
Manufacturing facilities - Fremont, California:
Manufacturing and lab equipment	$84,418	$2,325
Leasehold improvements	53,902	—
Manufacturing facilities - China:
Manufacturing and lab equipment	21,714	19,352
Land and buildings	6,711	6,711
Vehicles	44,036	28,815
Computer hardware and software	41,294	28,724
Furniture and fixtures	13,611	5,501
Leasehold improvements - other	19,546	13,992
Other	30,861	569
	316,093	105,989
Less accumulated depreciation and amortization	(53,706)	(30,525)
Property, plant and equipment - net	$262,387	$75,464

9. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	As of December 31,
	2015	2014
Accrued expenses	$110,050	$27,485
Accrued compensation	64,988	50,414
Current portion of contingent consideration	42,912	41,978
Accrued warranty	22,993	8,607
Accrued professional services fees	9,915	6,813
Accrued sales and use taxes	7,875	10,438
Current portion of capital lease obligation	8,208	3,430
Current portion of deferred gain on sale-leaseback transactions	3,243	3,243
Total	$270,184	$152,408

The current portion of contingent consideration is related to the Company’s acquisition of Silevo in the third quarter of 2014 (see Note 3, Acquisitions).

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

10. Other Liabilities and Deferred Credits

Other liabilities and deferred credits consisted of the following (in thousands):

	As of December 31,
	2015	2014
Deferred gain on sale-leaseback transactions, net of current portion	$51,547	$54,790
Deferred rent expense	16,184	4,838
Capital lease obligation	39,475	27,791
Liability for receipts from an investor(1)	17,975	3,213
Contingent consideration	80,096	75,219
Participation interest(2)	15,919	15,556
Other noncurrent liabilities	57,810	36,617
Total	$279,006	$218,024

(1)

The liability for receipts from an investor represents amounts received from an investor under a lease pass-through fund arrangement for monetization of ITCs for assets not yet placed in service. This amount is reclassified to deferred revenue when the assets are placed in service.

(2)

The participation interest represents rights granted by the Company to a former investor to share in the future residual returns from securitized solar energy systems as part of the compensation for the termination of a lease pass-through fund arrangement, as described in Note 11, Indebtedness.

The contingent consideration relates to the Company’s acquisition of Silevo in the third quarter of 2014 (see Note 3, Acquisitions).

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

11. Indebtedness

The following is a summary of the Company’s debt as of December 31, 2015 (dollars in thousands):

	Unpaid			Unused
	Principal	Net Carrying Value		Borrowing
	Balance	Current	Long-Term	Capacity	Interest Rate	Maturity Dates
Recourse debt:
Secured revolving credit facility	$360,000	$22,320	$333,287	$13,053	3.5%-5.8%	December 2016 - December 2017
Vehicle and other loans	28,173	12,562	15,610	—	2.5%-7.6%	January 2016 - June 2019
2.75% convertible senior notes due in 2018	230,000	—	225,795	—	2.8%	November 2018
1.625% convertible senior notes due in 2019	566,000	—	555,981	—	1.6%	November 2019
Zero-coupon convertible senior notes due in 2020	113,000	—	112,784	—	0.0%	December 2020
Solar Bonds	214,324	178,309	35,778	*	1.3%-5.8%	January 2016 - December 2030
Total recourse debt	1,511,497	213,191	1,279,235	13,053
Non-recourse debt:
Term loan due in May 2016	34,622	33,918	—	—	3.5%	May 2016
Term loan due in December 2016	112,483	111,248	—	—	3.6%-3.7%	December 2016
MyPower revolving credit facility	213,125	—	210,735	26,875	3.0%-5.5%	January 2017
Revolving aggregation credit facility	455,693	—	446,963	194,307	3.1%-3.2%	December 2017
Solar Asset-backed Notes, Series 2013-1	45,845	3,342	39,669	—	4.8%	November 2038
Solar Asset-backed Notes, Series 2014-1	64,431	2,855	58,938	—	4.6%	April 2044
Solar Asset-backed Notes, Series 2014-2	193,755	6,319	181,041	—	4.0%-Class A 5.4%-Class B	July 2044
Solar Asset-backed Notes, Series 2015-1	122,295	1,348	116,019	—	4.2%-Class A 5.6%-Class B	August 2045
Total non-recourse debt	1,242,249	159,030	1,053,365	221,182
Total debt	$2,753,746	$372,221	$2,332,600	$234,235

*

Out of the $350.0 million authorized to be issued by the Company’s board of directors,     $135.7 million remained available to be issued. See below and Note 21, Related Party Transactions, for Solar Bonds issued to related parties.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

The following is a summary of the Company’s debt as of December 31, 2014 (dollars in thousands):

	Unpaid			Unused
	Principal	Net Carrying Value		Borrowing
	Balance	Current	Long-Term	Capacity	Interest Rate	Maturity Date
Recourse debt:
Secured revolving credit facility	$130,000	$—	$126,659	$54,935	3.4%	December 2016
Vehicle loans	9,724	2,647	7,077	—	1.9%-7.5%	March 2015 - June 2019
2.75% convertible senior notes due in 2018	230,000	—	224,311	—	2.8%	November 2018
1.625% convertible senior notes due in 2019	566,000	—	553,415	—	1.6%	November 2019
Solar Bonds	3,943	989	2,663	#	2.0%-4.0%	October 2015 - October 2018
Total recourse debt	939,667	3,636	914,125	54,935
Non-recourse debt:
Term loan assumed from Silevo acquisition	9,134	9,134	—	—	7.8%	June 2015
Term loan due in May 2016	34,195	—	31,174	90,805	3.2%	May 2016
Term loan due in December 2016	122,655	—	117,879	127,345	3.4%-3.5%	December 2016
Solar Asset-backed Notes, Series 2013-1	49,519	3,167	43,395	—	4.8%	November 2038
Solar Asset-backed Notes, Series 2014-1	67,676	2,686	62,250	—	4.6%	April 2044
Solar Asset-backed Notes, Series 2014-2	201,494	7,304	187,570	—	4.0%-Class A 5.4%-Class B	July 2044
Total non-recourse debt	484,673	22,291	442,268	218,150
Total debt	$1,424,340	$25,927	$1,356,393	$273,085

#

Out of the $200.0 million authorized to be issued by the Company’s board of directors, $196.1 million remained available to be issued. See below and Note 21, Related Party Transactions, for Solar Bonds issued to related parties.

Recourse debt refers to debt that is recourse to the Company’s general assets. Non-recourse debt refers to debt that is recourse to only specified assets or subsidiaries of the Company. The differences between the unpaid principal balances and the net carrying values are due to debt discounts and deferred financing costs. The Company’s debt is described further below.

Recourse Debt Facilities:

Secured Revolving Credit Facility

In September 2012, the Company entered into a revolving credit agreement with a syndicate of banks to obtain funding for working capital, letters of credit and funding for general corporate needs. On June 29, 2015, the committed amount under the secured revolving credit facility was increased to $260.0 million. On July 24, 2015, the committed amount under the secured revolving credit facility was increased to $333.5 million. In December 2015, the committed amount under the secured revolving credit facility was increased to $398.5 million, and the maturity date was extended to December 31, 2017 for substantially all amounts borrowed, and to be borrowed, under the secured revolving credit facility. Borrowed funds bear interest, at the Company’s option, at an annual rate of (a) 3.25% plus LIBOR or (b) 2.25% plus the highest of (i) the federal funds rate plus 0.50%, (ii) Bank of America’s published “prime rate” or (iii) LIBOR plus 1.00%. The fee for undrawn commitments is 0.375% per annum. The secured revolving credit facility is secured by certain of the Company’s machinery and equipment, accounts receivable, inventory and other assets. The Company was in compliance with all financial covenants as of December 31, 2015.

Vehicle and Other Loans

The Company has entered into various vehicle and other loan agreements with various financial institutions. The vehicle loans are secured by the vehicles financed. The Company was in compliance with all financial covenants as of December 31, 2015.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

2.75% Convertible Senior Notes Due in 2018

In October 2013, the Company issued $230.0 million in aggregate principal of 2.75% convertible senior notes due on November 1, 2018 through a public offering. The net proceeds from the offering, after deducting transaction costs, were $222.5 million. The debt issuance costs were recorded as a debt discount and are being amortized to interest expense over the contractual term of the convertible senior notes.

Each $1,000 of principal of the convertible senior notes is initially convertible into 16.2165 shares of the Company’s common stock, which is equivalent to an initial conversion price of $61.67 per share, subject to adjustment upon the occurrence of specified events related to dividends, tender offers or exchange offers. Holders of the convertible senior notes may convert their convertible senior notes at their option at any time up to and including the second scheduled trading day prior to maturity. If certain events that would constitute a make-whole fundamental change, such as significant changes in ownership, corporate structure or tradability of the Company’s common stock, occur prior to the maturity date, the Company would increase the conversion rate for a holder who elects to convert its convertible senior notes in connection with such an event in certain circumstances. The maximum conversion rate is capped at 21.4868 shares for each $1,000 of principal of the convertible senior notes, which is equivalent to a minimum conversion price of $46.54 per share. The convertible senior notes do not have a cash conversion option. The convertible senior note holders may require the Company to repurchase their convertible senior notes for cash only under certain defined fundamental changes. The Company was in compliance with all debt covenants as of December 31, 2015.

1.625% Convertible Senior Notes Due in 2019

In September 2014, the Company issued $500.0 million in aggregate principal of 1.625% convertible senior notes due on November 1, 2019 through a private placement. The net amount from the issuance, after deducting transaction costs, was $488.3 million. On October 10, 2014, the Company issued an additional $66.0 million in aggregate principal of the 1.625% convertible senior notes, pursuant to the exercise of an option by the initial purchasers. The net amount from the additional issuance, after deducting transaction costs, was $64.5 million. The debt issuance costs were recorded as a debt discount and are being amortized to interest expense over the contractual term of the convertible senior notes.

Each $1,000 of principal of the convertible senior notes is initially convertible into 11.972 shares of the Company’s common stock, which is equivalent to an initial conversion price of $83.53 per share, subject to adjustment upon the occurrence of specified events related to dividends, tender offers or exchange offers. Holders of the convertible senior notes may convert their convertible senior notes at their option at any time up to and including the second scheduled trading day prior to maturity. If certain events that would constitute a make-whole fundamental change, such as significant changes in ownership, corporate structure or tradability of the Company’s common stock, occur prior to the maturity date, the Company would increase the conversion rate for a holder who elects to convert its convertible senior notes in connection with such an event in certain circumstances. The maximum conversion rate is capped at 15.8629 shares for each $1,000 of principal of the convertible senior notes, which is equivalent to a minimum conversion price of $63.04 per share. The convertible senior notes do not have a cash conversion option. The convertible senior note holders may require the Company to repurchase their convertible senior notes for cash only under certain defined fundamental changes. The Company was in compliance with all debt covenants as of December 31, 2015.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

In connection with the issuance of the convertible senior notes in September 2014, the Company paid $57.6 million to enter into capped call option agreements to reduce the potential dilution to holders of the Company’s common stock upon conversion of the convertible senior notes. In connection with the additional issuance of the convertible senior notes on October 10, 2014, the Company paid $7.6 million to enter into an additional capped call option agreement. Specifically, upon the exercise of the capped call options, the Company would receive shares of its common stock equal to 6,776,152 shares multiplied by (a) (i) the lower of $126.08 or the then market price of its common stock less (ii) $83.53 and divided by (b) the then market price of its common stock. The results of this formula are that the Company would receive more shares as the market price of its common stock exceeds $83.53 and approaches $126.08, but the Company would receive fewer shares as the market price of its common stock exceeds $126.08. Consequently, if the convertible senior notes are converted, then the number of shares to be issued by the Company would be effectively partially offset by the shares received by the Company under the capped call options as they are exercised. The Company can also elect to receive the equivalent value of cash in lieu of shares. The capped call options expire on various dates ranging from September 4, 2019 to October 29, 2019, and the formula above would be adjusted in the event of a merger; a tender offer; nationalization; insolvency; delisting of the Company’s common stock; changes in law; failure to deliver; insolvency filing; stock splits, combinations, dividends, repurchases or similar events; or an announcement of certain of the preceding actions. Although intended to reduce the net number of shares issued after a conversion of the convertible senior notes, the capped call options were separately negotiated transactions, are not a part of the terms of the convertible senior notes, do not affect the rights of the convertible senior note holders and will take effect regardless of whether the convertible senior notes are actually converted. The capped call options met the criteria for equity classification because they are indexed to the Company’s common stock and the Company always controls whether settlement will be in shares or cash. As a result, the amounts paid for the capped call options were recorded as reductions to additional paid-in capital. The capped call option agreements are excluded from the calculation of diluted net income (loss) per share attributable to common stockholders as their effect is antidilutive.

Zero-Coupon Convertible Senior Notes Due in 2020

In December 2015, the Company issued $113.0 million in aggregate principal of zero-coupon convertible senior notes due on December 1, 2020 through a private placement. $13.0 million of the convertible senior notes were issued to related parties and are separately presented on the consolidated balance sheets (see Note 21, Related Party Transactions). The net proceeds from the offering, after deducting debt issuance costs, were $112.8 million. The debt issuance costs were recorded as a debt discount and are being amortized to interest expense over the contractual term of the convertible senior notes.

Each $1,000 of principal of the convertible senior notes is initially convertible into 30.3030 shares of the Company’s common stock, which is equivalent to an initial conversion price of $33.00 per share, subject to adjustment upon the occurrence of specified events related to dividends, tender offers or exchange offers. Holders of the convertible senior notes may convert their convertible senior notes at their option at any time up to and including the second scheduled trading day prior to maturity. If certain events that would constitute a make-whole fundamental change, such as significant changes in ownership, corporate structure or tradability of the Company’s common stock, occur prior to the maturity date, the Company would increase the conversion rate for a holder who elects to convert its convertible senior notes in connection with such an event in certain circumstances. The maximum conversion rate is capped at 38.4615 shares for each $1,000 of principal of the convertible senior notes, which is equivalent to a minimum conversion price of $26.00 per share. The convertible senior notes do not have a cash conversion option. The convertible senior note holders may require the Company to repurchase their convertible senior notes for cash only under certain defined fundamental changes. On or after June 30, 2017, the convertible senior notes will be redeemable by the Company in the event that the closing price of the Company’s common stock exceeds 200% of the conversion price for 45 consecutive trading days ending within three trading days of such redemption notice at a redemption price of par plus accrued and unpaid interest to, but excluding, the redemption date. The Company was in compliance with all debt covenants as of December 31, 2015.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

Solar Bonds

In October 2014, the Company commenced issuing Solar Bonds, which are senior unsecured obligations that are structurally subordinate to the indebtedness and other liabilities of the Company’s subsidiaries. Solar Bonds have been issued under multiple series that have various fixed terms and interest rates. In September 2015, the Company commenced issuing Solar Bonds with variable interest rates that reset quarterly and that can be redeemed quarterly at the option of the bondholder or the Company, with 30 days’ advance notice. The Company intends to continue to issue Solar Bonds from time to time depending on market conditions. In March 2015, Space Exploration Technologies Corporation, or SpaceX, purchased $90.0 million in aggregate principal amount of 2.00% Solar Bonds due in March 2016. In June 2015, SpaceX purchased an additional $75.0 million in aggregate principal amount of 2.00% Solar Bonds due in June 2016. SpaceX is considered a related party, the Company has also issued Solar Bonds to other related parties and such Solar Bonds are separately presented on the consolidated balance sheets (see Note 21, Related Party Transactions). The Company was in compliance with all debt covenants as of December 31, 2015.

Non-Recourse Debt Facilities:

Term Loan Assumed From Silevo Acquisition

Through the Silevo acquisition, the Company assumed a pre-existing term loan with an outstanding principal balance of $9.1 million. The term loan bore interest at a fixed rate of 7.8% per annum and was denominated in the Chinese Yuan. The term loan was a liability of a subsidiary of Silevo only and was non-recourse to the Company and its other subsidiaries. In June 2015, the Company fully paid-off the term loan.

Term Loan Due in September 2015

In March 2015, a subsidiary of the Company entered into an agreement with a bank for a term loan of $79.0 million. The term loan bore interest at an annual rate of, at the Company’s option, (a) 3.50% plus LIBOR or (b) 3.50% plus the highest of (i) the Federal Funds Rate plus 0.50%, (ii) Bank of America’s published “prime rate” or (iii) LIBOR plus 1.00%. The term loan was secured by certain assets and cash flows of certain subsidiaries of the Company and was non-recourse to the Company’s other assets or cash flows. On May 4, 2015, the Company fully paid-off the term loan using a portion of the proceeds from the revolving aggregation credit facility (see below).

Term Loan Due in May 2016

On May 23, 2014, a subsidiary of the Company entered into an agreement with a syndicate of banks for a term loan of $125.0 million. The term loan bears interest at an annual rate of 3.00% to 4.00%, depending on the cumulative period the term loan has been outstanding, plus LIBOR or, at the Company’s option, plus the highest of (i) the Federal Funds Rate plus 0.50%, (ii) Bank of America’s published “prime rate” or (iii) LIBOR plus 1.00%. The term loan is secured by certain assets and cash flows of the subsidiary and is non-recourse to the Company’s other assets or cash flows. The Company was in compliance with all financial covenants as of December 31, 2015.

Term Loan Due in December 2016

On February 4, 2014, a subsidiary of the Company entered into an agreement with a syndicate of banks for a term loan of $100.0 million. On February 20, 2014, the agreement was amended to increase the maximum term loan availability to $220.0 million. On March 20, 2014, the agreement was further amended to increase the maximum term loan availability to $250.0 million. The term loan bears interest at an annual rate of LIBOR plus 3.25% or, at the Company’s option, 3.25% plus the highest of (i) the Federal Funds Rate plus 0.50%, (ii) Bank of America’s published “prime rate” or (iii) LIBOR plus 1.00%. In August 2015, the Company used $75.7 million of the proceeds from the issuance of the Solar Asset-backed Notes, Series 2015-1, to partially prepay the principal outstanding under the term loan (see below). The term loan is secured by the assets and cash flows of the subsidiary and is non-recourse to the Company’s other assets. The Company was in compliance with all financial covenants as of December 31, 2015.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

MyPower Revolving Credit Facility

On January 9, 2015, a subsidiary of the Company entered into a $200.0 million revolving credit agreement with a syndicate of banks to obtain funding for the MyPower customer loan program. The MyPower revolving credit facility initially provided up to $160.0 million of Class A notes and up to $40.0 million of Class B notes. On December 16, 2015, the committed amount under the Class A notes was increased to $200.0 million. The Class A notes bear interest at an annual rate of (i) for the first $160.0 million, 2.50% and (ii) for the remaining $40.0 million, 3.00%; in each case, plus (a) the commercial paper rate or (b) 1.50% plus adjusted LIBOR. The Class B notes bear interest at an annual rate of 5.00% plus LIBOR. The fee for undrawn commitments under the Class A notes is 0.50% per annum for the first $160.0 million of undrawn commitments and 0.75% per annum for the remaining $40.0 million of undrawn commitments, if any. The fee for undrawn commitments under the Class B notes is 0.50% per annum. The MyPower revolving credit facility is secured by the payments owed to the Company or its subsidiaries under MyPower customer loans and is non-recourse to the Company’s other assets. The Company was in compliance with all financial covenants as of December 31, 2015.

The Company has entered into forward interest rate swaps, in order to fix the variable interest rate, for each draw under the MyPower revolving credit facility. The Company accounts for the interest rate swaps as non-hedging derivatives (see Note 2, Summary of Significant Accounting Policies and Procedures).

Revolving Aggregation Credit Facility

On May 4, 2015, a subsidiary of the Company entered into an agreement with a syndicate of banks for a revolving aggregation credit facility with a total committed amount of $500.0 million. On the same date, the subsidiary drew $113.1 million under the revolving aggregation credit facility and used a portion of the proceeds to fully pay-off the term loan due in September 2015 (see above). On July 13, 2015, the total committed amount was increased to $650.0 million. The revolving aggregation credit facility bears interest at an annual rate of 2.75% plus (i) for commercial paper loans, the commercial paper rate and (ii) for LIBOR loans, at the Company’s option, three-month LIBOR or daily LIBOR. The revolving aggregation credit facility is secured by certain assets and cash flows of certain subsidiaries of the Company and is non-recourse to the Company’s other assets. The Company was in compliance with all financial covenants as of December 31, 2015.

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

In November 2013, the Company pooled and transferred qualifying solar energy systems and the associated customer contracts into a special purpose entity, or SPE, and issued $54.4 million in aggregate principal of Solar Asset-backed Notes, Series 2013-1, backed by these solar assets to certain investors. The SPE is wholly owned by the Company and is consolidated in the Company’s financial statements. Accordingly, the Company did not recognize a gain or loss on the transfer of these solar assets. As of December 31, 2015, these solar assets had a carrying value of $138.5 million and are included under solar energy systems, leased and to be leased — net, in the consolidated balance sheets. The Solar Asset-backed Notes were issued at a discount of 0.05%. The cash flows generated by these solar assets are used to service the monthly principal and interest payments on the Solar Asset-backed Notes and satisfy the SPE’s expenses, and any remaining cash is distributed to a wholly owned subsidiary of the Company. The Company recognizes revenue earned from the associated customer contracts in accordance with the Company’s revenue recognition policy. The assets and cash flows generated by the qualifying solar energy systems are not available to the other creditors of the Company, and the creditors of the SPE, including the Solar Asset-backed Note holders, have no recourse to the Company’s other assets. The Company contracted with the SPE to provide operations and maintenance and administrative services for the qualifying solar energy systems. The Company was in compliance with all financial covenants as of December 31, 2015.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

In connection with the pooling of the assets that were transferred to the SPE in November 2013, the Company terminated a lease pass-through arrangement with an investor. The lease pass-through arrangement had been accounted for as a borrowing and any amounts outstanding from the lease pass-through arrangement were recorded as a lease pass-through financing obligation. The balance that was then outstanding from the lease pass-through arrangement was $56.4 million. The Company paid the investor an aggregate of $40.2 million, and the remaining balance is to be paid over time. The remaining balance is paid using the net cash flows generated by the same assets previously leased under the lease pass-through arrangement, after payment of the principal and interest on the Solar Asset-backed Notes and expenses related to the assets and the Notes, including asset management fees, custodial fees and trustee fees, and was contractually documented as a right to participate in future cash flows of the SPE. This right to participate in future residual cash flows generated by the assets of the SPE has been recorded as a component of other liabilities and deferred credits for the noncurrent portion and as a component of accrued and other current liabilities for the current portion under the caption “participation interest.” The Company accounted for the participation interest as a liability because the investor has no voting or management rights in the SPE, the participation interest would terminate upon the investor achieving a specified return and the investor has the option to put the participation interest to the Company on August 3, 2021 for the amount necessary for the investor to achieve the specified return, which would require the Company to settle the participation interest in cash. In addition, under the terms of the participation interest, the Company has the option to purchase the participation interest from the investor for the amount necessary for the investor to achieve the specified return.

Solar Asset-backed Notes, 2014-1

In April 2014, the Company pooled and transferred qualifying solar energy systems and the associated customer contracts into a SPE and issued $70.2 million in aggregate principal of Solar Asset-backed Notes, Series 2014-1, backed by these solar assets to certain investors. The SPE is wholly owned by the Company and is consolidated in the Company’s financial statements. Accordingly, the Company did not recognize a gain or loss on the transfer of these solar assets. As of December 31, 2015, these solar assets had a carrying value of $129.6 million and are included under solar energy systems, leased and to be leased — net, in the consolidated balance sheets. The Solar Asset-backed Notes were issued at a discount of 0.01%. The cash flows generated by these solar assets are used to service the monthly principal and interest payments on the Solar Asset-backed Notes and satisfy the SPE’s expenses, and any remaining cash is distributed to a wholly owned subsidiary of the Company. The Company recognizes revenue earned from the associated customer contracts in accordance with the Company’s revenue recognition policy. The assets and cash flows generated by the qualifying solar energy systems are not available to the other creditors of the Company, and the creditors of the SPE, including the Solar Asset-backed Note holders, have no recourse to the Company’s other assets. The Company contracted with the SPE to provide operations and maintenance and administrative services for the qualifying solar energy systems. The Company was in compliance with all financial covenants as of December 31, 2015.

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

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

Solar Asset-backed Notes, Series 2014-2

In July 2014, the Company pooled and transferred qualifying solar energy systems and the associated customer contracts into a SPE and issued $160.0 million in aggregate principal of Solar Asset-backed Notes, Series 2014-2, Class A, and $41.5 million in aggregate principal of Solar Asset-backed Notes, Series 2014-2, Class B, to certain investors. The SPE is wholly owned by the Company and is consolidated in the Company’s financial statements. Accordingly, the Company did not recognize a gain or loss on the transfer of these solar assets. As of December 31, 2015, these solar assets had a carrying value of $275.6 million and are included under solar energy systems, leased and to be leased — net, in the consolidated balance sheets. The Solar Asset-backed Notes were issued at a discount of 0.01%. These solar assets and the associated customer contracts are leased to an investor under a lease pass-through arrangement that the Company has accounted for as a borrowing. The rent paid by the investor under the lease pass-through arrangement is used (and, following the expiration of the lease pass-through arrangement, the cash generated by these solar assets will be used) to service the monthly principal and interest payments on the Solar Asset-backed Notes and satisfy the SPE’s expenses, and any remaining cash is distributed to a wholly owned subsidiary of the Company. The Company recognizes revenue earned from the associated customer contracts in accordance with the Company’s revenue recognition policy. The assets and cash flows generated by these solar assets are not available to the other creditors of the Company, and the creditors of the SPE, including the Solar Asset-backed Note holders, have no recourse to the Company’s other assets. The Company contracted with the SPE to provide operations and maintenance and administrative services for the qualifying solar energy systems. The Company was in compliance with all financial covenants as of December 31, 2015.

In connection with the transfer of the assets into the SPE in July 2014, the Company paid $129.3 million to fully settle the term loan obtained on June 7, 2013 that was due in June 2015 (see below).

Solar Asset-backed Notes, Series 2015-1

In August 2015, the Company pooled and transferred its interests in certain financing funds into a SPE and issued $103.5 million in aggregate principal of Solar Asset-backed Notes, Series 2015-1, Class A, and $20.0 million in aggregate principal of Solar Asset-backed Notes, Series 2015-1, Class B, to certain investors. The Company used a portion of the proceeds to partially prepay the principal outstanding under the term loan due in December 2016 (see above). The SPE is wholly owned by the Company and is consolidated in the Company’s financial statements. Accordingly, the Company did not recognize a gain or loss on the transfer of these interests and continues to consolidate the underlying financing funds (see Note 12, VIE Arrangements). The Solar Asset-backed Notes were issued at a discount of 0.05% for Class A and 1.46% for Class B. The cash distributed by the underlying financing funds to the SPE are used to service the semi-annual principal and interest payments on the Solar Asset-backed Notes and satisfy the SPE’s expenses, and any remaining cash is distributed to a wholly owned subsidiary of the Company. The SPE’s assets and cash flows are not available to the other creditors of the Company, and the creditors of the SPE, including the Solar Asset-backed Note holders, have no recourse to the Company’s other assets. The Company was in compliance with all financial covenants as of December 31, 2015.

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

Term Loan Due in June 2015

On June 7, 2013, a subsidiary of the Company entered into an agreement with a syndicate of banks for a term loan of $100.0 million. On January 6, 2014, the agreement was amended to increase the maximum term loan availability to $158.0 million. Each tranche of the term loan bore interest at an annual rate of LIBOR plus 3.25%. The term loan was secured by the assets and cash flows of the subsidiary and was non-recourse to the Company’s other assets. On July 31, 2014, the Company fully repaid the outstanding balance of and terminated the term loan in connection with the issuance of Solar Asset-backed Notes, Series 2014-2 (see above). Upon the termination of the term loan, the Company recognized a loss on debt extinguishment of $1.5 million within other expense – net in the consolidated statements of operations.

Schedule of Principal Maturities of Debt

The future scheduled principal maturities of debt as of December 31, 2015 were as follows (in thousands):

	Recourse Debt
	Excluding
	Convertible	Non-Recourse	Convertible
	Senior Notes	Debt	Senior Notes	Total
2016	$213,570	$161,567	$—	$375,137
2017	350,584	684,072	—	1,034,656
2018	14,929	15,743	230,000	260,672
2019	422	16,548	566,000	582,970
2020	14,992	17,800	113,000	145,792
Thereafter	8,000	346,519	—	354,519
Total	$602,497	$1,242,249	$909,000	$2,753,746

The convertible senior notes do not have a cash conversion option and are therefore expected to be settled in shares of the Company’s common stock.

12. VIE Arrangements

The Company has entered into various arrangements with investors to facilitate funding and monetization of solar energy systems. These arrangements include those described in this Note 12, VIE Arrangements, as well as those described in Note 13, Lease Pass-Through Financing Obligation, Note 14, Sale-Leaseback Arrangements, and Note 15, Sale-Leaseback Financing Obligation.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

Fund Arrangements

Wholly owned subsidiaries of the Company and fund investors formed and contributed cash or assets to various solar financing funds and entered into related agreements. Additionally, the Company acquired the assets of a fund through a business combination in September 2013 and assumed the related contractual arrangements. The following table shows the number of funds by investor classification, carrying value of the solar energy systems in the funds, total investor contributions received and undrawn investor contributions as of December 31, 2015 (in thousands, except for number of funds, and unaudited):

		Total		Carrying
		Investor	Undrawn	Value of
Investor	Number	Contributions	Investor	Solar Energy
Classification	of Funds	Received	Contributions	Systems
Financial institutions	22	$1,492,790	$146,662	$1,752,262
Corporations	6	753,386	70,996	781,062
Utilities	4	255,869	58,051	242,826
Other investors	1	1,788	—	3,213
Total	33	$2,503,833	$275,709	$2,779,363

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

As of December 31, 2015 and 2014, the Company was contractually required to make payments to a fund investor in order to ensure the investor is projected to achieve a specified minimum return annually. The amounts of any potential future payments under this guarantee are dependent on the amounts and timing of future distributions to the investor from the fund, the tax benefits that accrue to the investor from the fund’s activities and the amount and timing of the Company’s purchase of the investor’s interest in the fund or the amount and timing of the distributions to the investor upon liquidation of the fund. Due to uncertainties associated with estimating the amount and timing of distributions to the investor and the possibility and timing of the liquidation of the fund, the Company is unable to determine the potential maximum future payments that it would have to make under this guarantee.

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

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

The Company presents the solar energy systems in the VIEs under solar energy systems, leased and to be leased – net in the consolidated balance sheets. The aggregate carrying values of the VIEs’ assets and liabilities, after elimination of intercompany transactions and balances, in the consolidated balance sheets were as follows (in thousands):

	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$32,105	$26,419
Restricted cash	44	106
Accounts receivable - net	10,116	6,769
Rebates receivable	6,220	25,397
Prepaid expenses and other current assets	1,740	615
Total current assets	50,225	59,306
Solar energy systems, leased and to be leased - net	2,779,363	1,581,459
Other assets	11,204	4,080
Total assets	$2,840,792	$1,644,845
Liabilities
Current liabilities:
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	$26,769	$8,552
Current portion of deferred U.S. Treasury grant income	6,506	6,502
Accrued and other current liabilities	598	336
Customer deposits	2,928	6,405
Current portion of deferred revenue	24,794	16,746
Total current liabilities	61,595	38,541
Deferred revenue, net of current portion	308,798	256,200
Deferred U.S. Treasury grant income, net of current portion	164,191	170,548
Other liabilities and deferred credits	28,460	10,825
Total liabilities	$563,044	$476,114

The Company is contractually obligated to make certain fund investors whole for losses that they may suffer in certain limited circumstances resulting from the disallowance or recapture of ITCs or U.S. Treasury grants, including in the event that the U.S. Treasury Department awards ITCs or U.S. Treasury grants for the solar energy systems in the funds that are less than the amounts initially anticipated. The Company accounts for distributions due to the fund investors arising from a reduction of anticipated ITCs or U.S. Treasury grants received under distributions payable to noncontrolling interests and redeemable noncontrolling interests in the consolidated balance sheets. As of December 31, 2015, the Company had accrued $2.7 million for this obligation.

Silevo’s Joint Venture in China

The Company, through its subsidiary, Silevo, operates a joint venture, Silevo China Company Limited, or the JV, with three other Chinese legal entities, or the JV Partners, to develop, manufacture and market high performance solar cells. As of December 31, 2015, Silevo owned approximately 65.7% of the outstanding capital of the JV, and the JV Partners owned the remaining interests. Silevo has a Manufacturing Services and Technology Licensing Agreement with the JV to acquire solar cells on a “cost-plus” basis. The JV is required to obtain Silevo’s consent to sell products to any third-party. The agreement had an initial term of one year and automatically renews for successive one-year periods.

The Company has determined that the JV is a VIE and that Silevo is the primary beneficiary of the JV since the variable interests held by Silevo empower it to direct the activities that most significantly impact the joint venture’s economic performance. In reaching this determination, the Company considered the significant control exercised by Silevo over the JV’s board of directors, management and daily operations.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

Silevo had the right to acquire the JV Partners’ interests in the JV at any time before August 2016. The JV Partners had the right to sell all or part of their interests in the JV to Silevo if the JV did not meet certain conditions set out in the JV contract, which included meeting set production targets within a specified time frame. The JV did not meet some of those targets, and as such, the option became exercisable. The amount that the Company would pay the JV Partners upon the exercise of either option is equal to the JV Partners’ accumulated capital contributions plus interest at specified rates. As of December 31, 2015, this amount was $13.8 million. During the quarter ended June 30, 2015, the JV Partners informed the Company of their intention to exercise their put option. The Company has initiated the process of settling the amounts payable to the JV partners and transferring the JV Partners’ shares to the Company, and expects to finalize the settlement process and transfer of the shares prior to March 31, 2016. The JV is not allowed to make a profit distribution to investors prior to the full exit of the JV Partners from their investments in the JV.

Since Silevo has been determined to be the primary beneficiary of the JV, the JV’s assets, liabilities and results of operations are included in the Company’s consolidated financial statements. The JV Partners’ interests in the JV are reflected in redeemable noncontrolling interests on the consolidated balance sheets. The JV Partners’ interests in the JV is recorded at fair value, which was equal to the value of the JV Partners’ put option to sell their interests in the JV to Silevo (see above).

The aggregate carrying values of the JV’s assets and liabilities in the consolidated balance sheets were as follows (in thousands):

	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$1,432	$1,401
Restricted cash	478	—
Accounts receivable, net	151	—
Inventories	1,000	614
Prepaid expenses and other current assets	973	1,224
Total current assets	4,034	3,239
Property, plant and equipment - net	21,960	24,286
Other assets	96	—
Total assets	$26,090	$27,525
Liabilities
Current liabilities:
Accounts payable	1,954	$2,748
Accrued and other current liabilities	1,226	633
Current portion of long-term debt	—	9,134
Total current liabilities	3,180	12,515
Total liabilities	$3,180	$12,515

13. Lease Pass-Through Financing Obligation

Through December 31, 2015, the Company had entered into eight transactions referred to as “lease pass-through fund arrangements.” Under these arrangements, the Company’s wholly owned subsidiaries finance the cost of solar energy systems with investors through arrangements contractually structured as master leases for an initial term ranging between 10 and 25 years. These solar energy systems are subject to lease or power purchase agreements with customers with an initial term not exceeding 20 years. These solar energy systems are included under solar energy systems, leased and to be leased – net in the consolidated balance sheets. As discussed in Note 11, Indebtedness, in November 2013, in connection with the Company pooling assets for purposes of issuing Solar Asset-backed Notes, the Company terminated a lease pass-through fund arrangement with an investor.

The cost of the solar energy systems under the lease pass-through fund arrangements as of December 31, 2015 and 2014 was $670.5 million and $540.0 million, respectively. The accumulated depreciation related to these assets as of December 31, 2015 and 2014 was $52.8 million and $34.1 million, respectively. The total lease pass-through financing obligation as of December 31, 2015 and 2014 was $89.5 million and $88.7 million, respectively, of which $34.0 million and $29.2 million, respectively, was classified as current liabilities.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

Under lease pass-through fund arrangements, the investors make a large upfront payment to the lessor, which is a subsidiary of the Company, and in some cases, subsequent periodic payments. The Company allocates a portion of the aggregate payments received from the investors to the estimated fair value of the assigned ITCs, and the balance to the future customer lease payments that are also assigned to the investors. The estimated fair value of the ITCs are determined by discounting the estimated cash flows impact of the ITCs using an appropriate discount rate that reflects a market interest rate. The Company has an obligation to ensure the solar energy system is in service and operational for a term of five years to avoid any recapture of the ITCs. The amounts allocated to ITCs are initially recorded as deferred revenue on the consolidated balance sheets, and subsequently, one-fifth of the amounts allocated to ITCs is recognized as revenue from operating leases and solar energy systems incentives on the consolidated statements of operations on each anniversary of the solar energy system’s placed in service date over the next five years.

The Company accounts for the residual of the payments received from the investors as a borrowing by recording the proceeds received as a lease pass-through financing obligation, which is repaid from U.S. Treasury grants (where applicable), customer payments and incentive rebates that are expected to be received by the investors. Under this approach, the Company continues to account for the arrangement with the customers in its consolidated financial statements, whether the cash generated from the customer arrangements is received by the Company or paid directly to the investors. A portion of the amounts received by the investors from U.S. Treasury grants (where applicable), customer payments and incentive rebates is applied to reduce the lease pass-through financing obligation, and the balance is allocated to interest expense. The incentive rebates and customer payments are recognized into revenue consistent with the Company’s revenue recognition accounting policy. The U.S. Treasury grants are initially recorded as deferred U.S. Treasury grants income and subsequently recognized as a reduction to depreciation expense, consistent with the Company’s accounting policy for recognition of U.S. Treasury grants income. Interest is calculated on the lease pass-through financing obligation using the effective interest rate method. The effective interest rate is the interest rate that equates the present value of the cash amounts to be received by an investor over the master lease term with the present value of the cash amounts paid by the investor to the Company, adjusted for any payments made by the Company. The lease pass-through financing obligation is non-recourse once the associated assets have been placed in service and all the customer arrangements have been assigned to the investors.

As of December 31, 2015, the future minimum lease payments to be received from the investors based on the solar energy systems currently under the lease pass-through fund arrangements, for each of the next five years and thereafter, were as follows (in thousands):

2016	26,698
2017	27,177
2018	26,780
2019	26,283
2020	26,246
Thereafter	134,521
Total	$267,705

For two of the lease pass-through fund arrangements, the Company’s subsidiaries have pledged its assets to the investors as security for their obligations under the contractual agreements.

For each of the lease pass-through fund arrangements, the Company is required to comply with certain financial covenants specified in the contractual agreements, which the Company had met as of December 31, 2015.

Under the lease pass-through fund arrangements, the Company is responsible for any warranties, performance guarantees, accounting and performance reporting.

Under the lease pass-through fund arrangements, there is a one-time future lease payment reset mechanism that is set to occur after all of the solar energy systems are delivered and placed in service in a fund. This reset date occurs when the installed capacity of the solar energy systems and their in-service dates are known or on an agreed upon date. As part of this reset process, the lease prepayment is updated to reflect certain specified conditions as they exist at such date, including the final installed capacity, cost and in-service dates of the solar energy systems. As a result of this reset process, the Company may be obligated to refund a portion of an investor’s master lease prepayments or may be entitled to receive an additional master lease prepayment from an investor. Any additional master lease prepayments by an investor would be recorded as an additional lease pass-through financing obligation, while any refunds of master lease prepayments would reduce the lease pass-through financing obligation.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

14. Sale-Leaseback Arrangements

In 2010, the Company executed a sale-leaseback arrangement with an existing investor, under which a wholly owned subsidiary of the Company entered into a 15-year master leaseback arrangement. The assets sold to the investor were valued at $25.2 million. The Company’s subsidiary leased the solar energy systems to end-user customers. The obligations of the Company’s subsidiary to the investor are guaranteed by the Company and supported by a $0.25 million restricted cash escrow.  Under this arrangement, the Company’s subsidiary is responsible for services such as warranty support, accounting, lease servicing and performance reporting.

As of December 31, 2015 and 2014, the Company had contributed assets with a cost of $44.6 million to its wholly owned subsidiary that in turn sold the assets to a new investor and then executed a 15-year master leaseback agreement with the investor. Under this arrangement, the tax benefits from ITCs or Treasury grants in lieu of tax credits inure to the investor as the owner of the assets.

The Company has committed to make investors that have executed sale-leaseback arrangements with the Company whole for any reductions in the tax credit or U.S. Treasury awards resulting from changes in the tax basis submitted. The Company accrues any such payments due to these investors. As of December 31, 2015, no such amounts were due to these investors.

The Company has accounted for these sale-leaseback arrangements in accordance with the Company’s accounting policy as described in Note 2, Summary of Significant Accounting Policies and Procedures.

15. Sale-Leaseback Financing Obligation

In November 2009, the Company entered into an arrangement with an investor to finance the development, construction and installation of a ground mounted solar energy system that was leased to a customer. The Company also entered into an agreement to sell the system to the investor for a cash consideration of $27.2 million, of which $23.7 million has been received as of December 31, 2015 and the balance of $3.5 million is receivable at the end of the lease period and accrues interest at an annual rate of 4.37%. Concurrent with the sale, a subsidiary of the Company entered into an agreement with the investor to lease back the solar energy system from the investor with lease payments being made on a quarterly basis. The Company’s subsidiary has the option to purchase the system at the end of the lease term of 10 years for a price which is the greater of the fair market value or a predetermined agreed upon value. Additionally, the investor has the option to put its interest in the solar energy system to the Company within two years following the expiry of six years after placement in service of the system, for the amount that is the greater of the fair value of the system or the predetermined agreed upon value. As a result of these put and call options, the Company has concluded that it has a continuing involvement with the solar energy system.

The Company has determined that the ground mounted solar energy system qualifies as integral equipment and therefore as a real estate transaction under ASC 360-20, Real Estate Sales, and has been accounted for as a financing. Under the financing method, the receipts from the investor are reflected as a sale-leaseback financing obligation on the consolidated balance sheets, and the Company retains the solar energy system asset on the consolidated balance sheets within solar energy systems and depreciates the solar energy system over its estimated useful life of 30 years. The Company also continues to report all of the results of the operations of the system, with the revenue and expenses from the system operations being presented on the consolidated statements of operations on a “gross” basis. As of December 31, 2015, the balance of the sale-leaseback financing obligation outstanding was $13.9 million, of which $0.5 million has been classified as current and the balance of $13.4 million has been classified as noncurrent. As of December 31, 2014, the balance of the sale-leaseback financing obligation outstanding was $14.3 million, of which $0.4 million has been classified as current and the balance of $13.9 million has been classified as noncurrent.

As of December 31, 2015, future minimum annual rentals to be received from the customer for each of the next five years and thereafter are as follows (in thousands):

2016	485
2017	494
2018	504
2019	514
2020	524
Thereafter	2,204
Total	$4,725

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

The amounts in the table above are also included as part of the noncancelable operating lease payments from customers disclosed in Note 5, Noncancelable Operating Lease Payments Receivable.

As of December 31, 2015, future minimum annual payments to be paid to the investor under the financing arrangement for each of the next five years and thereafter are as follows (in thousands):

2016	1,264
2017	1,270
2018	1,277
2019	1,284
2020	—
Thereafter	—
Total	$5,095

The obligations of the Company’s subsidiary to the investor are guaranteed by the Company and supported by a $0.25 million restricted cash escrow.

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

Balance at January 1, 2013	$12,827
Contributions from noncontrolling interests	172,913
Net loss	(118,854)
Noncontrolling interest arising from acquisition of Paramount Energy	549
Distributions to noncontrolling interests	(22,726)
Balance at December 31, 2013	44,709
Contributions from redeemable noncontrolling interests	260,492
Net loss	(141,072)
Distributions to redeemable noncontrolling interests	(14,313)
Transfers from noncontrolling interests in subsidiaries	25,248
Redeemable noncontrolling interests arising from acquisition of Silevo	14,174
Acquisition of redeemable noncontrolling interests in subsidiaries	(2,450)
Balance at December 31, 2014	186,788
Contributions from redeemable noncontrolling interests	415,493
Net loss	(258,493)
Distributions to redeemable noncontrolling interests	(22,853)
Balance at December 31, 2015	$320,935

17. Stockholders’ Equity

Common Stock

     On May 8, 2013, a fund investor exercised its warrants to purchase 1,485,010 shares of the Company’s common stock for $8.0 million.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

On September 6, 2013, the Company issued 3,674,565 shares of its common stock pursuant to its acquisition of the assets of Paramount Energy.

On October 21, 2013, the Company issued 3,910,000 shares of its common stock in a secondary public offering for aggregate proceeds of $174.1 million, net of underwriting discounts and offering expenses.

On December 11, 2013, the Company issued 2,751,782 shares of its common stock pursuant to its acquisition of Zep Solar.

On September 23, 2014, the Company issued 2,284,070 shares of its common stock pursuant to its acquisition of Silevo (see Note 3, Acquisitions).

Shares Reserved for Future Issuance

The Company had reserved shares of common stock for future issuance as follows (in thousands):

	As of December 31,
	2015	2014
Stock-based compensation plans:
Awards available for grant	3,517	7,919
Awards outstanding	21,891	14,979
Employee Stock Purchase Plan	1,300	1,300
Convertible senior notes outstanding	18,267	13,920
Total	$44,975	38,118

18. Equity Award Plans

Stock Options

Under the Company’s 2012 Equity Incentive Plan, the Company may grant incentive stock options and non-statutory stock options for common stock to employees, directors and consultants. Stock options may be granted at an exercise price per share not less than 100% of the fair market value per share on the grant date. If an incentive stock option is granted to a 10% or greater stockholder, then the exercise price per share shall not be less than 110% of the fair market value per share on the grant date. Stock options granted are exercisable over a maximum term of 10 years from the date of grant and generally vest over a period of four years.

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

On September 15, 2015, the Chief Executive Officer and the Chief Technology Officer, the Company founders, were granted non-statutory stock option awards, or Founder Awards, with both market and performance vesting conditions. The exercise price per share of the Founder Awards is $48.97. The Chief Executive Officer’s Founder Award covers up to 3.0 million shares of the Company’s common stock, and the Chief Technology Officer’s Founder Award covers up to 2.0 million shares of the Company’s common stock. The Founder Awards have a maximum term of 10 years from the date of grant and vest in 10 equal tranches based on

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

the achievement of specified operational goals and the 90-trading day average price of the Company’s common stock achieving certain targets on specified measurement dates. In the event of a change in control or a termination of employment, all vesting under the related Founder Award would cease, and any unvested portion would be cancelled.

A summary of stock option activity is as follows (in thousands, except per share amounts):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value
Outstanding - January 1, 2013	14,903	$4.80	7.67	$107,653
Granted (weighted-average fair value of $27.55)	4,364	39.02
Issued in connection with a business acquisition (weighted-average fair value of $49.13)	303	1.97
Exercised	(4,260)	3.65		149,653
Canceled	(1,361)	15.30
Outstanding - December 31, 2013	13,949	14.77	7.52	586,740
Granted (weighted-average fair value of $47.45)	5,544	65.69
Exercised	(3,176)	6.38		185,822
Canceled	(2,367)	38.51
Outstanding - December 31, 2014	13,950	32.89	7.64	342,293
Granted (weighted-average fair value of $31.24)	6,448	49.67
Exercised	(951)	12.25		37,929
Canceled	(1,132)	56.07
Outstanding - December 31, 2015	18,315	$38.43	7.74	$293,855
Options vested and exercisable - December 31, 2013	6,696	$4.62	6.54	$349,523
Options vested and exercisable - December 31, 2014	6,537	$12.72	6.30	$272,140
Options vested and exercisable - December 31, 2015	8,029	$21.53	5.88	$258,310
Options vested and expected to vest - December 31, 2013	12,828	$13.53	7.41	$555,412
Options vested and expected to vest - December 31, 2014	12,423	$30.15	7.46	$333,813
Options vested and expected to vest - December 31, 2015	15,184	$35.94	7.37	$287,673

As of December 31, 2015, 67.7% of the non-vested stock options outstanding had a performance feature that is required to be satisfied before they become vested and exercisable, including 5.0 million non-vested stock options outstanding under the Founder Awards. The grant date fair market value of the stock options that vested in 2015, 2014 and 2013 was $109.7 million, $54.9 million and $28.3 million, respectively.

As of December 31, 2015 and 2014, there was $265.3 million and $242.9 million, respectively, of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock options, which are expected to be recognized over the weighted-average period of 5.56 years and 2.76 years, respectively; including $118.8 million as of December 31, 2015 from the Founder Awards.

Under ASC 718, the Company estimates the fair value of stock options granted on each grant date using the Black-Scholes option valuation model, except for the Founder Awards for which the Company uses a Monte Carlo simulation, and applies the straight-line method of expense attribution. The fair values were estimated on each grant date with the following weighted-average assumptions:

	Year Ended December 31,
	2015	2014	2013
Dividend yield	0%	0%	0%
Annual risk-free rate of return	2.14%	1.95%	1.45%
Expected volatility	65.76%	83.66%	92.86%
Expected term (years)	7.02	6.25	6.06

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

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

Restricted Stock Units

The Company began granting restricted stock units, or RSUs, to employees, directors and consultants in 2012 under the Company’s 2012 Equity Incentive Plan. A summary of RSU activity is as follows (in thousands, except per share amounts):

		Weighted-
	Restricted	Average
	Stock	Fair
	Units	Value
Outstanding - January 1, 2013	17	$18.48
Granted	17	35.00
Released	(14)	50.18
Outstanding - December 31, 2013	20	25.46
Granted	1,097	61.92
Released	(52)	60.81
Cancelled	(36)	64.79
Outstanding - December 31, 2014	1,029	61.16
Granted	3,332	47.99
Vested	(392)	60.19
Cancelled	(392)	56.29
Outstanding - December 31, 2015	3,577	$49.53
Expected to vest - December 31, 2015	2,741	$50.67

The grant date fair value of RSUs vested was $23.5 million, $3.2 million and $0.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. Under ASC 718, the Company determines the fair value of RSUs granted on each grant date based on the fair value of the Company’s common stock on the grant date and applies the straight-line method of expense attribution. As of December 31, 2015 and 2014, there was $121.5 million and $55.2 million, respectively, of total unrecognized stock-based compensation expense, net of estimated forfeitures, from RSUs, which are expected to be recognized over the weighted-average period of 3.31 years and 3.30 years, respectively.

Stock-Based Compensation Expense

As part of the requirements of ASC 718, the Company is required to estimate potential forfeitures of equity awards and adjust stock-based compensation expense accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized in the period of change and will also impact the amount of stock-based compensation expense to be recognized in future periods.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

The amount of stock-based compensation expense recognized during the years ended December 31, 2015, 2014 and 2013 was $116.8 million, $88.9 million and $27.9 million, respectively. The amount of stock-based compensation expense that was capitalized is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Capitalized under:
Inventories	$226	$192	$433
Other assets	$3,136	$142	$—
Property, plant and equipment - net	$2,997	$5,340	$—
Solar energy systems, leased and to be leased - net	$24,075	$17,700	$6,576

Stock-based compensation expense was included in cost of revenue and operating expenses as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Total cost of revenue	$2,855	$2,251	$741
Sales and marketing	$24,176	$16,391	$4,003
General and administrative	$45,135	$40,897	$15,914
Research and development	$14,203	$6,023	$269

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

The following table presents domestic and foreign components of (loss) income before income taxes for the periods presented (in thousands):

	Year Ended December 31,
	2015	2014	2013
United States	$(1,467,184)	$(718,416)	$(272,603)
Noncontrolling interest and redeemable
noncontrolling interests	710,492	319,196	95,968
Foreign	(8,804)	(2,746)	78
Total	$(765,496)	$(401,966)	$(176,557)

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

The income tax provision (benefit) is composed of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$2,946	$10	$10
State	812	473	80
Foreign	95	100	26
Total current provision	3,853	583	116
Deferred:
Federal	13	(26,528)	(22,691)
State	3	(791)	(2,224)
Foreign	(543)	—	—
Total deferred provision	(527)	(27,319)	(24,915)
Total provision (benefit) for income taxes	$3,326	$(26,736)	$(24,799)

The following table presents a reconciliation of the federal statutory rate and the Company’s effective tax rate for the periods presented:

	Year Ended December 31,
	2015	2014	2013
Tax benefit at federal statutory rate	(35.00)%	(34.00)%	(34.00)%
State income taxes (net of federal benefit)	(5.66)	(1.71)	(0.88)
Foreign income and withholding taxes	(0.04)	0.44	1.41
Noncontrolling interests and redeemable noncontrolling interests adjustment	27.99	5.18	(16.62)
Investment in certain financing funds	(0.45)	16.49	36.20
Stock-based compensation	0.89	2.35	1.77
Prepaid tax expense	(19.38)	(5.45)	(1.39)
Other	0.03	1.24	(3.74)
Tax credits	(1.65)	(1.49)	(1.75)
Change in valuation allowance	33.70	10.30	4.96
Effective tax rate	0.43%	(6.65)%	(14.04)%

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents significant components of the Company’s deferred tax assets and liabilities for the periods presented (in thousands):

	As of December 31,
	2015	2014
Deferred tax assets:
Accruals and reserves	$156,225	$29,142
Net operating losses	23,869	86,322
Accelerated gain on assets	26,005	25,710
Investment in certain financing funds	485,159	288,556
Tax rebate revenue	43,037	41,710
Stock-based compensation	47,605	21,769
Other deferred tax assets	9,887	5,507
Tax credits	7,946	10,849
Gross deferred tax assets	799,733	509,565
Valuation allowance	(369,157)	(111,222)
Net deferred tax assets	430,576	398,343
Deferred tax liabilities:
Depreciation and amortization	(279,492)	(239,170)
Investment in certain financing funds	—	(86,518)
Initial direct costs related to customer solar energy system lease acquisition costs and Other deferred tax liabilities	(152,457)	(72,700)
Gross deferred tax liabilities	(431,949)	(398,388)
Net deferred taxes	$(1,373)	$(45)

An analysis of current and noncurrent deferred tax assets and liabilities is as follows (in thousands):

	As of December 31,
	2015	2014
Current:
Deferred tax assets	$—	$17,381
Less: valuation allowance	—	(4,232)
Net current deferred tax assets	$—	$13,149
Noncurrent:
Deferred tax assets	$367,784	$488,043
Deferred tax liabilities	—	(394,247)
Total noncurrent gross deferred tax assets	367,784	93,796
Less: valuation allowance	(369,157)	(106,990)
Net noncurrent deferred tax liabilities	$(1,373)	$(13,194)

As of December 31, 2015 and 2014, the Company had federal net operating loss, or NOL, carryforwards of $29.5 million and $439.8 million, respectively. The NOL carryforwards expire at various dates beginning in 2028 if not utilized. In addition, the Company had NOLs for California income tax purposes of $27.9 million and $228.4 million as of December 31, 2015 and 2014, respectively, which expire at various dates beginning in 2028 if not utilized. The Company also had NOLs for other state income tax purposes of $235.5 million and $77.7 million, as of December 31, 2015 and 2014, respectively, which expire at various dates beginning in 2016 if not utilized. Included in the other state NOL carryovers above, $155.7 million relates to stock option windfall deductions that, when realized, will be credited to equity.

As of December 31, 2015 and 2014, the Company had investment tax credit carryforwards of $0.0 and $6.6 million and federal research and development tax credit carryforwards of $11.1 million and $0.6 million, respectively. The federal research and development tax credit carryforward begins to expire in 2026 if not utilized. As of December 31, 2015 and 2014, the Company had

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

California research and development tax credit carryforwards of $8.7 million and $1.6 million, respectively. California research and development tax credit carryforwards can be carried forward indefinitely. As of December 31, 2015 and 2014, the Company had federal minimum tax credit carryforwards of $19.0 million and $0.3 million, respectively, which can be carried forward indefinitely. As of December 31, 2015 and 2014, the Company had California minimum tax credit carryforwards of $3.5 million and $0.2 million, respectively, which can be carried forward indefinitely. As of December 31, 2015 and 2014, the Company had foreign tax credit carryforwards of $2.2 million and $2.2 million, respectively, which begin to expire in 2023 if not utilized. When realized the majority of these carryforwards will be credited to equity.

The Company’s recognition of deferred tax liabilities from the Silevo acquisition in September 2014 triggered the release of $27.3 million of deferred tax asset valuation allowances, which was accounted for outside of the purchase accounting for Silevo and was recognized as a benefit of income taxes in 2014.

The deferred tax liabilities supporting the realizability of the deferred tax assets in the above acquisitions will reverse in the same periods, are in the same jurisdiction and are of the same character as the temporary differences that gave rise to these deferred tax assets.

The Company’s valuation allowance increased by $257.9 million during the year ended December 31, 2015 and increased by $51.3 million during the year ended December 31, 2014. The increase in the valuation allowance was primarily related to the Company’s investment in the financing funds. The valuation allowance is determined in accordance with the provisions of ASC 740, Income Taxes, which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. Based on the available objective evidence and the Company’s history of losses, the Company believes it is more likely than not that the net deferred tax assets will not be realized. As of December 31, 2015 and 2014, the Company has applied a valuation allowance against its deferred tax assets net of the expected income from the reversal of its deferred tax liabilities.

In the current year, the Company utilized all available NOL carryforwards from prior years. The utilization of the remaining NOL carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the IRC Section 382 and similar state provisions. The annual limitation may result in the expiration of NOL carryforwards and credits before utilization. The Company completed an IRC Section 382 analysis through December 31, 2015. Based on the analysis, the NOL carryforwards presented have accounted for any limited and potential lost attributes due to any ownership changes and expiration dates. The Company also analyzed the NOL carryovers related to our acquisitions of Zep Solar and Silevo. Based on the analysis, there were no significant limitations to the utilization of either Zep Solar’s or Silevo’s NOL carryforwards. The NOL carryforwards presented are not expected to expire unutilized.

As part of its asset monetization strategy, the Company has agreements to sell solar energy systems to joint venture funds. The gain on the sale of the assets has been eliminated in the consolidated financial statements. These transactions are treated as inter-company sales, and as such, income taxes are not recognized on the sales until the Company no longer benefits from the underlying assets. Since the assets remain within the consolidated group, the income tax expense incurred related to the sales is being deferred and amortized over the estimated useful life of the assets, which has been estimated to be 30 years. The deferral of income tax expense results in the recording of a prepaid tax expense that is included in the consolidated balance sheets as other assets. In 2015, the Company’s tax profitability resulted in the utilization of the available net operating loss carryovers including net operating losses related to excess tax benefits from stock options. The utilization of excess tax benefits from stock options was recognized as an increase in additional paid in capital. The Company, pursuant to ASC 810, Consolidation, deferred the impact of both the current tax payable as well as the amount recorded in additional paid in capital on the consolidated balance sheet as an increase of the prepaid tax expense. As of December 31, 2015 and 2014, the Company had recorded an increase in prepaid tax expense of $105.8 million and $3.7 million, respectively, net of amortization. The amortization of the prepaid tax expense in each period makes up the major component of income tax expense.

As a result of the Company’s acquisition of the noncontrolling interest in certain of its financing funds in second quarter of 2014, the Company accounted for the direct impacts of the acquisition as an adjustment to additional paid in capital, while the indirect impacts of the acquisition were accounted for in the consolidated statements of operations. Since the Company owns 100% of these financing funds, they were treated as terminated for U.S. income tax purposes. Due to the deemed liquidation of these financing funds, no gain was recognized from the liquidating distributions of cash and assets. The Company also recognized a net deferred tax liability of $1.6 million resulting mainly from accelerated depreciation previously taken for tax purposes but not for book purposes. The impact of setting up this deferred tax liability was offset by a release of the valuation allowance, resulting in a net zero impact to the consolidated statements of operations.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

The Company had an immaterial amount of undistributed earnings of foreign subsidiaries as of December 31, 2015. Those earnings are considered to be indefinitely reinvested; accordingly, no provisions for federal or state income taxes have been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with its hypothetical calculation. In addition, unrecognized foreign tax credit carryforwards would be available to reduce a portion of such U.S. tax liability. An immaterial amount of withholding taxes may be payable upon remittance of all previously unremitted earnings as of December 31, 2015.

Uncertain Tax Positions

The Company applies a two-step approach with respect to uncertain tax positions. This approach involves recognizing any uncertain tax positions that are more-likely-than-not of being ultimately realized and then measuring those positions to determine the amounts to be recognized. The Company has $10.1 million of unrecognized tax benefits as of December 31, 2015, and $5.0 million of the balance at December 31, 2015 would affect the Company’s effective tax rate if recognized. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

Balance, January 1, 2013	$—
Acquired from Zep Solar	120
Balance, December 31, 2013	120
Acquired from Silevo	434
True-up to prior year ending balance	(23)
Balance, December 31, 2014	531
Additions related to positions from the current year	1,384
Additions related to positions from the prior years	8,181
Balance, December 31, 2015	$10,096

The interest and penalties for uncertain tax positions is presented in the consolidated statements of operations as income tax expense. There were no interest and penalties accrued for any uncertain tax positions as of December 31, 2015, 2014 and 2013.

The Company does not anticipate any significant changes either increase or decrease to the total amount of gross unrecognized benefits within the 12 months after December 31, 2015.

The Company is subject to taxation and files income tax returns in the U.S. and various state, local and foreign jurisdictions. The U.S. and state jurisdictions have statutes of limitations that generally range from three to five years. Due to the Company’s net losses for years prior to 2015, substantially all of its federal, state, local and foreign income tax returns since inception are still subject to audit.

20. Defined Contribution Plan

In January 2007, the Company established a 401(k) plan, or the Retirement Plan, available to employees who meet the Retirement Plan’s eligibility requirements. Participants may elect to contribute a percentage of their compensation to the Retirement Plan, up to a statutory limit. Participants are fully vested in their contributions. The Company may make discretionary contributions to the Retirement Plan as a percentage of participant contributions, subject to established limits. The Company did not make any contributions to the Retirement Plan during the years ended December 31, 2015, 2014 and 2013.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

21. Related Party Transactions

The Company’s operations included the following related party transactions (in thousands):

	Year Ended December 31,
	2015	2014	2013
Revenue:
Solar energy systems sales to related parties	$79	$2,479	$17
Expenditures:
Purchases of inventories or equipment from related parties	$7,809	$3,383	$1,741
Fees paid or payable to related parties (included in sales and marketing expense)	$—	$103	$81
Interest paid or payable to related parties (included in interest expense — net)	$2,125	$3	$—

Related party balances were comprised of the following (in thousands):

	December 31, 2015	December 31, 2014
Due from related parties (included in accounts receivable)	$30	$30
Due to related parties (included in accounts payable)	$3,961	$300
Due to related parties (included in solar bonds)	$165,220	$530
Due to related parties (included in convertible senior notes)	$12,975	$—
Due to related parties (included in accrued and other current liabilities)	$1,249	$3

The related party transactions were primarily purchases of batteries from Tesla Motors, Inc., or Tesla, issuances of Solar Bonds to SpaceX and the Company’s Chief Technology Officer and issuances of convertible senior notes to an entity affiliated with the Chairman of the Company’s board of directors and the Company’s Chief Executive Officer. Tesla is considered a related party because the Chairman of the Company’s board of directors is the Chief Executive Officer and Chairman of Tesla, other members of the Company’s board of directors also serve as members of the board of directors of Tesla, the Company’s Chief Financial Officer also serves as a member of the board of directors of Tesla and some members of the Company’s board of directors and executive management are also investors in Tesla. SpaceX is considered a related party because the Chairman of the Company’s board of directors is the Chief Executive Officer, Chief Designer, Chairman and a significant stockholder of SpaceX, other members of the Company’s board of directors also serve as members of the board of directors of SpaceX and some members of the Company’s board of directors and executive management are also investors in SpaceX.

22. Commitments and Contingencies

Noncancelable Leases

The Company leases offices, manufacturing and warehouse facilities, equipment, vehicles and solar energy systems under noncancelable leases. Aggregate rent expense for facilities and equipment for the years ended December 31, 2015, 2014 and 2013 was $41.1 million, $32.9 million and $13.8 million, respectively.

Future minimum lease payments under noncancelable leases as of December 31, 2015 are as follows (in thousands):

2016	$57,791
2017	53,277
2018	43,713
2019	30,573
2020	18,770
Thereafter	76,640
Total minimum lease payments	$280,764

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

Build-to-Suit Lease Arrangement

In September 2014, a subsidiary of the Company entered into a build-to-suit lease arrangement with the Research Foundation for the State University of New York, or the Foundation, for the construction of an approximately 1.0 million square-feet solar panel manufacturing facility with a capacity of 1.0 gigawatts on an approximately 88.2 acre site located in Buffalo, New York. Under the terms of the arrangement, which has been amended, the Foundation will construct the manufacturing facility and install certain utilities and other improvements, with participation by the Company as to the design and construction of the manufacturing facility, and acquire certain manufacturing equipment designated by the Company to be used in the manufacturing facility. The Foundation will cover (i) construction costs related to the manufacturing facility in an amount up to $350.0 million, (ii) the acquisition and commissioning of the manufacturing equipment in an amount up to $348.1 million and (iii) $51.9 million for additional specified scope costs, in cases (i) and (ii) only, subject to the maximum funding allocation from the State of New York, and the Company will be responsible for any construction and equipment costs in excess of such amounts. The Foundation will own the manufacturing facility and manufacturing equipment purchased by the Foundation. Following completion of the manufacturing facility, the Company will lease the manufacturing facility and the manufacturing equipment owned by the Foundation from the Foundation for an initial period of 10 years, with an option to renew, for $2 per year plus utilities.

Under the terms of the build-to-suit lease arrangement, the Company is required to achieve specific operational milestones during the initial term of the lease, which include employing a certain number of employees at the facility, within western New York and within the State of New York within specified time periods following the completion of the facility. The Company is also required to spend or incur approximately $5.0 billion in combined capital, operational expenses and other costs in the State of New York over the 10 years following the achievement of full production. On an annual basis during the initial lease term, as measured on each anniversary of the commissioning of the facility, if the Company fails to meet its specified investment and job creation obligations, then it would be obligated to pay a $41.2 million “program payment” to the Foundation for each year that it fails to meet these requirements. Furthermore, if the agreement is terminated due to a material breach by the Company, then additional amounts might be payable by the Company.

Due to the Company’s involvement with the construction of the facility, its exposure to any potential cost overruns and its other commitments under the agreement, the Company is deemed to be the owner of the facility and the manufacturing equipment owned by the Foundation for accounting purposes during the construction phase. Accordingly, as of December 31, 2015 and 2014, the Company had recorded a non-cash build-to-suit lease asset under construction of $284.5 million and $26.5 million, respectively, and a corresponding build-to-suit lease liability on the consolidated balance sheets.

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

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

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

As disclosed in Note 12, VIE Arrangements, the Company is contractually required to make payments to one fund investor to ensure that the fund investor achieves a specified minimum internal rate of return. The fund investor has already received a significant portion of the projected economic benefits from U.S. Treasury grant distributions and tax depreciation benefits. The contractual provisions of the fund state that the fund has an indefinite term unless the members agree to dissolve the fund. Based on the Company’s current financial projections regarding the amount and timing of future distributions to the fund investor, the Company does not expect to make any payments as a result of this guarantee and has not accrued any liabilities for this guarantee. The amount of potential future payments under this guarantee is dependent on the amount and timing of future distributions to the fund investor and future tax benefits that accrue to the fund investor. Due to the uncertainties surrounding estimating the amounts of these factors, the Company is unable to estimate the maximum potential payments under this guarantee. To date, the fund investor has achieved the specified minimum internal rate of return as determined in accordance with the contractual provisions of the fund.

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

Letters of Credit

As of December 31, 2015, the Company had $25.4 million of unused letters of credit outstanding, which carry a fee of 3.4% per annum.

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

On March 28, 2014, a purported stockholder class action was filed in the United States District Court for the Northern District of California against the Company and two of its officers. The complaint alleges claims for violations of the federal securities laws, and seeks unspecified compensatory damages and other relief on behalf of a purported class of purchasers of our securities from March 6, 2013 to March 18, 2014. On April 16, 2015, the District Court dismissed the complaint and allowed the plaintiffs to file an amended complaint in an attempt to remedy the defects in the original complaint. The plaintiffs filed their amended complaint, and the Company filed a renewed motion to dismiss on August 7, 2015. On January 5, 2016, the District Court dismissed the amended complaint and allowed the plaintiffs until February 15, 2016 to file a further amended complaint in an attempt to remedy the defects in the amended complaint. The Company believes that the claims are without merit and intends to defend itself vigorously. The Company is unable to estimate the possible loss, if any, associated with this lawsuit.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

On June 5 and 11, 2014, stockholder derivative actions were filed in the Superior Court of California for the County of San Mateo, purportedly on behalf of the Company and against the board of directors, alleging that the board of directors breached its duties to the Company by failing to prevent the conduct alleged in the pending purported stockholder class action lawsuit. The Company and the individual board member defendants filed a motion to dismiss the complaint, which the Superior Court granted on December 17, 2015. The Superior Court allowed the plaintiffs until February 24, 2016 to file an amended complaint in an attempt to remedy the defects in the original complaint. The Superior Court scheduled a hearing on June 10, 2016 for any motion by the board of directors or the Company to dismiss the amended complaint. The Company will continue to review the claims asserted by the stockholders and is unable to estimate the possible loss, if any, associated with this lawsuit.

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

On November 6, 2015, a putative class action was filed in the United States District Court for the Northern District of California against the Company. The complaint alleges that the Company made unlawful telephone marketing calls to the plaintiff and others, in violation of the federal Telephone Consumer Protection Act. The plaintiff seeks injunctive relief and statutory damages, on behalf of himself and a certified class. On January 25, 2016, the Company filed a motion to dismiss the complaint. The Company believes that the claims are without merit and intends to defend itself vigorously. The Company is unable to estimate the possible loss, if any, associated with this lawsuit.

From time to time, claims have been asserted, and may in the future be asserted, including claims from regulatory authorities related to labor practices and other matters. Such assertions arise in the normal course of the Company’s operations. The resolution of any such assertions or claims cannot be predicted with certainty.

23. Basic and Diluted Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the periods presented (in thousands, except share and per share amounts):

	Year Ended December 31,
	2015	2014	2013
Net loss attributable to stockholders	$(58,330)	$(56,034)	$(55,790)
Net loss attributable to common stockholders, basic	$(58,330)	$(56,034)	$(55,790)
Net loss attributable to common stockholders, diluted	$(58,330)	$(56,034)	$(55,790)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic	97,200,925	93,333,880	79,781,976
Weighted-average shares used to compute net loss per share attributable to common stockholders, diluted	97,200,925	93,333,880	79,781,976
Net loss per share attributable to common stockholders, basic	$(0.60)	$(0.60)	$(0.70)
Net loss per share attributable to common stockholders, diluted	$(0.60)	$(0.60)	$(0.70)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2015	2014	2013
Preferred stock warrants and common stock warrants	—	—	516,702
Common stock options	14,924,720	14,332,220	14,412,968
Restricted stock units	2,387,711	341,598	21,681
Convertible senior notes	10,740,484	5,434,673	735,740

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

24. Subsequent Events

New Debt Facilities

In January 2016, a subsidiary of the Company entered into agreements with a syndicate of banks for a five-year term loan with a total committed amount of $160.0 million. The term loan is secured by certain solar energy systems leased to customers.

On January 21, 2016, a subsidiary of the Company issued $185.0 million in aggregate principal of solar loan-backed notes with a final maturity date of September 2048. The solar loan-backed notes are secured by certain customer loans under MyPower.

Amendment to Silevo Acquisition Agreement

On February 2, 2016, the Silevo acquisition agreement was amended to reflect new product specifications and manufacturing process and to extend the deadline for achieving certain manufacturing-related milestones, which have been accounted for as contingent consideration. The contingent consideration balance as of December 31, 2015 reflects this amendment.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures as defined in 13a-15(e) and 15d-15(e) under the Exchange Act. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013), or 2013 COSO framework. Based on our evaluation under the 2013 COSO framework, our management concluded that our internal control over financial reporting was effective.

Ernst & Young LLP, our independent registered public accounting firm, has issued a report on the effectiveness of our internal control over financial reporting, which is included herein.

As permitted by SEC regulations, our management’s evaluation of internal control over financial reporting did not include an evaluation of the internal control activities of ILIOSSON, S.A. de C.V., which we acquired on August 7, 2015, is included in our December 31, 2015 consolidated financial statements, constituted $18.3 million or 0.3% of total assets as of December 31, 2015 and contributed a net loss of $1.6 million for the period from the acquisition date through December 31, 2015.

Changes in Internal Control Over Financial Reporting

There has been no change to our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Internal Controls

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

SolarCity Corporation

We have audited SolarCity Corporation’s (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). SolarCity Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of ILIOSSON, S.A. de C.V., which is included in the 2015 consolidated financial statements of SolarCity Corporation and constituted $18.3 million and $8.0 million of total and net assets, respectively, as of December 31, 2015 and $1.1 million and $1.6 million of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of SolarCity Corporation also did not include an evaluation of the internal control over financial reporting of ILIOSSON, S.A. de C.V.

In our opinion, SolarCity Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2015 consolidated financial statements of SolarCity Corporation and our report dated February 10, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

February 10, 2016

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item 10 of Form 10-K that is found in our 2015 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2016 Annual Meeting of Stockholders (2015 Proxy Statement) is incorporated by reference to our 2015 Proxy Statement. The 2015 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 of Form 10-K that is found in our 2015 Proxy Statement is incorporated by reference to our 2015 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 of Form 10-K that is found in our 2015 Proxy Statement is incorporated by reference to our 2015 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 of Form 10-K that is found in our 2015 Proxy Statement is incorporated by reference to our 2015 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 of Form 10-K that is found in our 2015 Proxy Statement is incorporated by reference to our 2015 Proxy Statement.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 10, 2016.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Lyndon R. Rive Lyndon R. Rive	Founder, Chief Executive Officer and Director (Principal Executive Officer)	February 10, 2016

/s/ Brad W. Buss Brad W. Buss	Chief Financial Officer (Principal Accounting and Financial Officer)	February 10, 2016

/s/ Peter J. Rive Peter J. Rive	Founder, Chief Technology Officer and Director	February 10, 2016

/s/ Elon Musk Elon Musk	Chairman of the Board of Directors	February 10, 2016

/s/ John H. N. Fisher John H. N. Fisher	Director	February 10, 2016

/s/ Antonio J. Gracias Antonio J. Gracias	Director	February 10, 2016

/s/ Donald R. Kendall, Jr. Donald R. Kendall, Jr.	Director	February 10, 2016

/s/ Nancy E. Pfund Nancy E. Pfund	Director	February 10, 2016

/s/ Jeffrey B. Straubel Jeffrey B. Straubel	Director	February 10, 2016

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Incorporated by Reference	Exhibit Filing Date

2.1	Agreement and Plan of Merger, dated as of June 16, 2014, by and among SolarCity Corporation, Sunflower Acquisition Corporation, Sunflower Acquisition LLC, Silevo, Inc., Richard Lim, as Securityholder Representative, and U.S. Bank National Association, as Escrow Agent	8-K	001-35758	2.1	June 17, 2014

2.1a

Amendment No. 1 to Agreement and Plan of Merger, dated as of September 5, 2014, by and among SolarCity Corporation, Sunflower Acquisition Corporation, Sunflower Acquisition LLC, Silevo, Inc., Richard Lim, as Securityholder Representative, and U.S. Bank National Association, as Escrow Agent

		10-Q	001-35758	2.1a	November 6, 2014

2.1b	Amendment No. 2 to Agreement and Plan of Merger, effective as of December 31, 2015, by and among SolarCity Corporation, Silevo, LLC, and Richard Lim, as Securityholder Representative

2.2	Stock Purchase Agreement, dated August 3, 2015, by and among SolarCity Corporation, Solar Explorer, LLC, Solar Voyager, LLC, Tatiana Alejandra Arelle Caraveo, Manuel Vegara Llanes and ILIOSSON, S.A. de C.V.	8-K	001-35758	2.1	August 5, 2015

3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-K	001-35758	3.1	March 27, 2013

3.2	Amended and Restated Bylaws of the Registrant	10-K	001-35758	3.2	March 27, 2013

4.1	Form of Common Stock Certificate of the Registrant	S-1/A	333-184317	4.1	November 27, 2012

4.2	Seventh Amended and Restated Investor’s Rights Agreement by and among the Registrant and certain stockholders of the Registrant, dated February 24, 2012	S-1	333-184317	4.4	October 5, 2012

4.3	Indenture, dated as of October 21, 2013, by and between the Registrant and Wells Fargo Bank National Association, including the form of senior convertible notes contained therein	8-K	001-35758	4.1	October 21, 2013

4.4	Indenture, dated as of September 30, 2014, between the Registrant and Wells Fargo Bank, National Association	8-K	001-35758	4.1	October 6, 2014

4.5	Indenture, dated as of December 7, 2015, between the Registrant and Wells Fargo Bank, National Association	8-K	001-35758	4.1	December 7, 2015

4.6**	Indenture, dated as of January 9, 2015, by and between FTE Solar I, LLC and U.S. Bank National Association.	10-Q	001-35758	4.11	May 6, 2015

4.7	Indenture, dated as of October 15, 2014, between the Registrant and U.S. Bank National Association, as trustee.	S-3ASR	333-199321	4.1	October 15, 2014

4.8	First Supplemental Indenture, dated as of October 15, 2014, by and between the Company and the Trustee, related to the Company’s 2.00% Solar Bonds, Series 2014/1-1.	8-K	001-35758	4.2	October 15, 2014

Exhibit Number	Exhibit Description	Form	File No.	Incorporated by Reference	Exhibit Filing Date

4.9	Second Supplemental Indenture, dated as of October 15, 2014, by and between the Company and the Trustee, related to the Company’s 2.50% Solar Bonds, Series 2014/2-2.	8-K	001-35758	4.3	October 15, 2014

4.10	Third Supplemental Indenture, dated as of October 15, 2014, by and between the Company and the Trustee, related to the Company’s 3.00% Solar Bonds, Series 2014/3-3.	8-K	001-35758	4.4	October 15, 2014

4.11	Fourth Supplemental Indenture, dated as of October 15, 2014, by and between the Company and the Trustee, related to the Company’s 4.00% Solar Bonds, Series 2014/4-7	8-K	001-35758	4.5	October 15, 2014

4.12	Fifth Supplemental Indenture, dated as of January 29, 2015, by and between the Company and the Trustee, related to the Company’s 2.00% Solar Bonds, Series 2015/1-1.	8-K	001-35758	4.2	January 29, 2015

4.13	Sixth Supplemental Indenture, dated as of January 29, 2015, by and between the Company and the Trustee, related to the Company’s 2.50% Solar Bonds, Series 2015/2-2.	8-K	001-35758	4.3	January 29, 2015

4.14	Seventh Supplemental Indenture, dated as of January 29, 2015, by and between the Company and the Trustee, related to the Company’s 3.00% Solar Bonds, Series 2015/3-3.	8-K	001-35758	4.4	January 29, 2015

4.15	Eighth Supplemental Indenture, dated as of January 29, 2015, by and between the Company and the Trustee, related to the Company’s 4.00% Solar Bonds, Series 2015/4-7.	8-K	001-35758	4.5	January 29, 2015

4.16	Ninth Supplemental Indenture, dated as of March 9, 2015, by and between the Company and the Trustee, related to the Company’s 4.00% Solar Bonds, Series 2015/5-5.	8-K	001-35758	4.2	March 9, 2015

4.17	Tenth Supplemental Indenture, dated as of March 9, 2015, by and between the Company and the Trustee, related to the Company’s 5.00% Solar Bonds, Series 2015/6-10.	8-K	001-35758	4.3	March 9, 2015

4.18	Eleventh Supplemental Indenture, dated as of March 9, 2015, by and between the Company and the Trustee, related to the Company’s 5.75% Solar Bonds, Series 2015/7-15.	8-K	001-35758	4.4	March 9, 2015

4.19	Twelfth Supplemental Indenture, dated as of March 19, 2015, by and between the Company and the Trustee, related to the Company’s 1.60% Solar Bonds, Series 2015/C1-1.	8-K	001-35758	4.2	March 19, 2015

4.20	Thirteenth Supplemental Indenture, dated as of March 19, 2015, by and between the Company and the Trustee, related to the Company’s 2.60% Solar Bonds, Series 2015/C2-3.	8-K	001-35758	4.3	March 19, 2015

4.21	Fourteenth Supplemental Indenture, dated as of March 19, 2015, by and between the Company and the Trustee, related to the Company’s 3.60% Solar Bonds, Series 2015/C3-5.	8-K	001-35758	4.4	March 19, 2015

Exhibit Number	Exhibit Description	Form	File No.	Incorporated by Reference	Exhibit Filing Date

4.22	Fifteenth Supplemental Indenture, dated as of March 19, 2015, by and between the Company and the Trustee, related to the Company’s 4.70% Solar Bonds, Series 2015/C4-10.	8-K	001-35758	4.5	March 19, 2015

4.23	Sixteenth Supplemental Indenture, dated as of March 19, 2015, by and between the Company and the Trustee, related to the Company’s 5.45% Solar Bonds, Series 2015/C5-15.	8-K	001-35758	4.6	March 19, 2015

4.24	Seventeenth Supplemental Indenture, dated as of March 26, 2015, by and between the Company and the Trustee, related to the Company’s 1.60% Solar Bonds, Series 2015/C6-1.	8-K	001-35758	4.2	March 26, 2015

4.25	Eighteenth Supplemental Indenture, dated as of March 26, 2015, by and between the Company and the Trustee, related to the Company’s 2.65% Solar Bonds, Series 2015/C7-3.	8-K	001-35758	4.3	March 26, 2015

4.26	Nineteenth Supplemental Indenture, dated as of March 26, 2015, by and between the Company and the Trustee, related to the Company’s 3.60% Solar Bonds, Series 2015/C8-5.	8-K	001-35758	4.4	March 26, 2015

4.27	Twentieth Supplemental Indenture, dated as of March 26, 2015, by and between the Company and the Trustee, related to the Company’s 4.70% Solar Bonds, Series 2015/C9-10.	8-K	001-35758	4.5	March 26, 2015

4.28	Twenty-First Supplemental Indenture, dated as of March 26, 2015, by and between the Company and the Trustee, related to the Company’s 5.45% Solar Bonds, Series 2015/C10-15.	8-K	001-35758	4.6	March 26, 2015

4.29	Twenty-Second Supplemental Indenture, dated as of March 30, 2015, by and between the Company and the Trustee, related to the Company’s 2.00% Solar Bonds, Series 2015/8-1.	8-K	001-35758	4.2	March 30, 2015

4.30	Twenty-Third Supplemental Indenture, dated as of April 2, 2015, by and between the Company and the Trustee, related to the Company’s 1.60% Solar Bonds, Series 2015/C11-1.	8-K	001-35758	4.2	April 2, 2015

4.31	Twenty-Fourth Supplemental Indenture, dated as of April 2, 2015, by and between the Company and the Trustee, related to the Company’s 2.65% Solar Bonds, Series 2015/C12-3.	8-K	001-35758	4.3	April 2, 2015

4.32	Twenty-Fifth Supplemental Indenture, dated as of April 2, 2015, by and between the Company and the Trustee, related to the Company’s 3.60% Solar Bonds, Series 2015/C13-5.	8-K	001-35758	4.4	April 2, 2015

4.33	Twenty-Sixth Supplemental Indenture, dated as of April 2, 2015, by and between the Company and the Trustee, related to the Company’s 4.70% Solar Bonds, Series 2015/C14-10.	8-K	001-35758	4.5	April 2, 2015

4.34	Twenty-Seventh Supplemental Indenture, dated as of April 9, 2015, by and between the Company and the Trustee, related to the Company’s 1.60% Solar Bonds, Series 2015/C16-1.	8-K	001-35758	4.2	April 9, 2015

Exhibit Number	Exhibit Description	Form	File No.	Incorporated by Reference	Exhibit Filing Date

4.35	Twenty-Eighth Supplemental Indenture, dated as of April 9, 2015, by and between the Company and the Trustee, related to the Company’s 2.65% Solar Bonds, Series 2015/C17-3.	8-K	001-35758	4.3	April 9, 2015

4.36	Twenty-Ninth Supplemental Indenture, dated as of April 9, 2015, by and between the Company and the Trustee, related to the Company’s 3.60% Solar Bonds, Series 2015/C18-5.	8-K	001-35758	4.4	April 9, 2015

4.37	Thirtieth Supplemental Indenture, dated as of April 9, 2015, by and between the Company and the Trustee, related to the Company’s 4.70% Solar Bonds, Series 2015/C19-10.	8-K	001-35758	4.5	April 9, 2015

4.38	Thirty-First Supplemental Indenture, dated as of April 9, 2015, by and between the Company and the Trustee, related to the Company’s 5.45% Solar Bonds, Series 2015/C20-15.	8-K	001-35758	4.6	April 9, 2015

4.39	Thirty-Second Supplemental Indenture, dated as of April 14, 2015, by and between the Company and the Trustee, related to the Company’s 1.60% Solar Bonds, Series 2015/C21-1.	8-K	001-35758	4.2	April 14, 2015

4.40	Thirty-Third Supplemental Indenture, dated as of April 14, 2015, by and between the Company and the Trustee, related to the Company’s 2.65% Solar Bonds, Series 2015/C22-3.	8-K	001-35758	4.3	April 14, 2015

4.41	Thirty-Fourth Supplemental Indenture, dated as of April 14, 2015, by and between the Company and the Trustee, related to the Company’s 3.60% Solar Bonds, Series 2015/C23-5.	8-K	001-35758	4.4	April 14, 2015

4.42	Thirty-Fifth Supplemental Indenture, dated as of April 14, 2015, by and between the Company and the Trustee, related to the Company’s 4.70% Solar Bonds, Series 2015/C24-10.	8-K	001-35758	4.5	April 14, 2015

4.43	Thirty-Sixth Supplemental Indenture, dated as of April 14, 2015, by and between the Company and the Trustee, related to the Company’s 5.45% Solar Bonds, Series 2015/C25-15.	8-K	001-35758	4.6	April 14, 2015

4.44	Thirty-Seventh Supplemental Indenture, dated as of April 21, 2015, by and between the Company and the Trustee, related to the Company’s 1.60% Solar Bonds, Series 2015/C26-1.	8-K	001-35758	4.2	April 21, 2015

4.45	Thirty-Eighth Supplemental Indenture, dated as of April 21, 2015, by and between the Company and the Trustee, related to the Company’s 4.70% Solar Bonds, Series 2015/C27-10.	8-K	001-35758	4.3	April 21, 2015

4.46	Thirty-Ninth Supplemental Indenture, dated as of April 21, 2015, by and between the Company and the Trustee, related to the Company’s 5.45% Solar Bonds, Series 2015/C28-15.	8-K	001-35758	4.4	April 21, 2015

4.47	Fortieth Supplemental Indenture, dated as of April 27, 2015, by and between the Company and the Trustee, related to the Company’s 1.60% Solar Bonds, Series 2015/C29-1.	8-K	001-35758	4.2	April 27, 2015

Exhibit Number	Exhibit Description	Form	File No.	Incorporated by Reference	Exhibit Filing Date

4.48	Forty-First Supplemental Indenture, dated as of April 27, 2015, by and between the Company and the Trustee, related to the Company’s 2.65% Solar Bonds, Series 2015/C30-3.	8-K	001-35758	4.3	April 27, 2015

4.49	Forty-Second Supplemental Indenture, dated as of April 27, 2015, by and between the Company and the Trustee, related to the Company’s 3.60% Solar Bonds, Series 2015/C31-5.	8-K	001-35758	4.4	April 27, 2015

4.50	Forty-Third Supplemental Indenture, dated as of April 27, 2015, by and between the Company and the Trustee, related to the Company’s 4.70% Solar Bonds, Series 2015/C32-10.	8-K	001-35758	4.5	April 27, 2015

4.51	Forty-Fourth Supplemental Indenture, dated as of April 27, 2015, by and between the Company and the Trustee, related to the Company’s 5.45% Solar Bonds, Series 2015/C33-15.	8-K	001-35758	4.6	April 27, 2015

4.52	Forty-Fifth Supplemental Indenture, dated as of May 1, 2015, by and between the Company and the Trustee, related to the Company’s 2.00% Solar Bonds, Series 2015/9-1.	8-K	001-35758	4.2	May 1, 2015

4.53	Forty-Sixth Supplemental Indenture, dated as of May 1, 2015, by and between the Company and the Trustee, related to the Company’s 3.00% Solar Bonds, Series 2015/10-3.	8-K	001-35758	4.3	May 1, 2015

4.54	Forty-Seventh Supplemental Indenture, dated as of May 1, 2015, by and between the Company and the Trustee, related to the Company’s 4.00% Solar Bonds, Series 2015/11-5.	8-K	001-35758	4.4	May 1, 2015

4.55	Forty-Eighth Supplemental Indenture, dated as of May 1, 2015, by and between the Company and the Trustee, related to the Company’s 5.00% Solar Bonds, Series 2015/12-10.	8-K	001-35758	4.5	May 1, 2015

4.56	Forty-Ninth Supplemental Indenture, dated as of May 1, 2015, by and between the Company and the Trustee, related to the Company’s 5.75% Solar Bonds, Series 2015/13-15.	8-K	001-35758	4.6	May 1, 2015

4.57	Fiftieth Supplemental Indenture, dated as of May 11, 2015, by and between the Company and the Trustee, related to the Company’s 2.65% Solar Bonds, Series 2015/C34-3.	8-K	001-35758	4.2	May 11, 2015

4.58	Fifty-First Supplemental Indenture, dated as of May 11, 2015, by and between the Company and the Trustee, related to the Company’s 3.60% Solar Bonds, Series 2015/C35-5.	8-K	001-35758	4.3	May 11, 2015

4.59	Fifty-Second Supplemental Indenture, dated as of May 11, 2015, by and between the Company and the Trustee, related to the Company’s 4.70% Solar Bonds, Series 2015/C36-10.	8-K	001-35758	4.4	May 11, 2015

4.60	Fifty-Third Supplemental Indenture, dated as of May 11, 2015, by and between the Company and the Trustee, related to the Company’s 5.45% Solar Bonds, Series 2015/C37-15.	8-K	001-35758	4.5	May 11, 2015

Exhibit Number	Exhibit Description	Form	File No.	Incorporated by Reference	Exhibit Filing Date

4.61	Fifty-Fourth Supplemental Indenture, dated as of May 14, 2015, by and between the Company and the Trustee, related to the Company’s 2.50% Solar Bonds, Series 2015/14-2.	8-K	001-35758	4.2	May 14, 2015

4.62	Fifty-Fifth Supplemental Indenture, dated as of May 18, 2015, by and between the Company and the Trustee, related to the Company’s 2.65% Solar Bonds, Series 2015/C38-3.	8-K	001-35758	4.2	May 18, 2015

4.63	Fifty-Sixth Supplemental Indenture, dated as of May 18, 2015, by and between the Company and the Trustee, related to the Company’s 3.60% Solar Bonds, Series 2015/C39-5.	8-K	001-35758	4.3	May 18, 2015

4.64	Fifty-Seventh Supplemental Indenture, dated as of May 18, 2015, by and between the Company and the Trustee, related to the Company’s 4.70% Solar Bonds, Series 2015/C40-10.	8-K	001-35758	4.4	May 18, 2015

4.65	Fifty-Eighth Supplemental Indenture, dated as of May 18, 2015, by and between the Company and the Trustee, related to the Company’s 5.45% Solar Bonds, Series 2015/C41-15.	8-K	001-35758	4.5	May 18, 2015

4.66	Fifty-Ninth Supplemental Indenture, dated as of May 26, 2015, by and between the Company and the Trustee, related to the Company’s 2.65% Solar Bonds, Series 2015/C42-3.	8-K	001-35758	4.2	May 26, 2015

4.67	Sixtieth Supplemental Indenture, dated as of May 26, 2015, by and between the Company and the Trustee, related to the Company’s 3.60% Solar Bonds, Series 2015/C43-5.	8-K	001-35758	4.3	May 26, 2015

4.68	Sixty-First Supplemental Indenture, dated as of May 26, 2015, by and between the Company and the Trustee, related to the Company’s 4.70% Solar Bonds, Series 2015/C44-10.	8-K	001-35758	4.4	May 26, 2015

4.69	Sixty-Second Supplemental Indenture, dated as of May 26, 2015, by and between the Company and the Trustee, related to the Company’s 5.45% Solar Bonds, Series 2015/C45-15.	8-K	001-35758	4.5	May 26, 2015

4.70	Sixty-Third Supplemental Indenture, dated as of May 26, 2015, by and between the Company and the Trustee, related to the Company’s 2.00% Solar Bonds, Series 2015/15-1.	8-K	001-35758	4.2	May 26, 2015

4.71	Sixty-Fourth Supplemental Indenture, dated as of June 8, 2015, by and between the Company and the Trustee, related to the Company’s 2.65% Solar Bonds, Series 2015/C46-3.	8-K	001-35758	4.2	June 10, 2015

4.72	Sixty-Fifth Supplemental Indenture, dated as of June 8, 2015, by and between the Company and the Trustee, related to the Company’s 3.60% Solar Bonds, Series 2015/C47-5.	8-K	001-35758	4.3	June 10, 2015

4.73	Sixty-Sixth Supplemental Indenture, dated as of June 8, 2015, by and between the Company and the Trustee, related to the Company’s 4.70% Solar Bonds, Series 2015/C48-10.	8-K	001-35758	4.4	June 10, 2015

Exhibit Number	Exhibit Description	Form	File No.	Incorporated by Reference	Exhibit Filing Date

4.74	Sixty-Seventh Supplemental Indenture, dated as of June 8, 2015, by and between the Company and the Trustee, related to the Company’s 5.45% Solar Bonds, Series 2015/C49-15.	8-K	001-35758	4.5	June 10, 2015

4.75	Sixty-Eighth Supplemental Indenture, dated as of June 16, 2015, by and between the Company and the Trustee, related to the Company’s 2.65% Solar Bonds, Series 2015/C50-3.	8-K	001-35758	4.2	June 16, 2015

4.76	Sixty-Ninth Supplemental Indenture, dated as of June 16, 2015, by and between the Company and the Trustee, related to the Company’s 3.60% Solar Bonds, Series 2015/C51-5.	8-K	001-35758	4.3	June 16, 2015

4.77	Seventieth Supplemental Indenture, dated as of June 16, 2015, by and between the Company and the Trustee, related to the Company’s 4.70% Solar Bonds, Series 2015/C52-10.	8-K	001-35758	4.4	June 16, 2015

4.78	Seventy-First Supplemental Indenture, dated as of June 16, 2015, by and between the Company and the Trustee, related to the Company’s 5.45% Solar Bonds, Series 2015/C53-15.	8-K	001-35758	4.5	June 16, 2015

4.79	Seventy-Second Supplemental Indenture, dated as of June 22, 2015, by and between the Company and the Trustee, related to the Company’s 2.65% Solar Bonds, Series 2015/C54-3.	8-K	001-35758	4.2	June 23, 2015

4.80	Seventy-Third Supplemental Indenture, dated as of June 22, 2015, by and between the Company and the Trustee, related to the Company’s 3.60% Solar Bonds, Series 2015/C55-5.	8-K	001-35758	4.3	June 23, 2015

4.81	Seventy-Fourth Supplemental Indenture, dated as of June 22, 2015, by and between the Company and the Trustee, related to the Company’s 4.70% Solar Bonds, Series 2015/C56-10.	8-K	001-35758	4.4	June 23, 2015

4.82	Seventy-Fifth Supplemental Indenture, dated as of June 22, 2015, by and between the Company and the Trustee, related to the Company’s 5.45% Solar Bonds, Series 2015/C57-15.	8-K	001-35758	4.5	June 23, 2015

4.83	Seventy-Sixth Supplemental Indenture, dated as of June 26, 2015, by and between the Company and the Trustee, related to the Company’s 2.00% Solar Bonds, Series 2015/16-1.	8-K	001-35758	4.2	June 26, 2015

4.84	Seventy-Seventh Supplemental Indenture, dated as of June 29, 2015, by and between the Company and the Trustee, related to the Company’s 1.60% Solar Bonds, Series 2015/C58-1.	8-K	001-35758	4.2	June 29, 2015

4.85	Seventy-Eighth Supplemental Indenture, dated as of June 29, 2015, by and between the Company and the Trustee, related to the Company’s 2.65% Solar Bonds, Series 2015/C59-3.	8-K	001-35758	4.3	June 29, 2015

4.86	Seventy-Ninth Supplemental Indenture, dated as of June 29, 2015, by and between the Company and the Trustee, related to the Company’s 3.60% Solar Bonds, Series 2015/C60-5.	8-K	001-35758	4.4	June 29, 2015

Exhibit Number	Exhibit Description	Form	File No.	Incorporated by Reference	Exhibit Filing Date

4.87	Eightieth Supplemental Indenture, dated as of June 29, 2015, by and between the Company and the Trustee, related to the Company’s 4.70% Solar Bonds, Series 2015/C61-10.	8-K	001-35758	4.5	June 29, 2015

4.88	Eighty-First Supplemental Indenture, dated as of June 29, 2015, by and between the Company and the Trustee, related to the Company’s 5.45% Solar Bonds, Series 2015/C62-15.	8-K	001-35758	4.6	June 29, 2015

4.89	Eighty-Second Supplemental Indenture, dated as of July 14, 2015, by and between the Company and the Trustee, related to the Company’s 1.60% Solar Bonds, Series 2015/C63-1.	8-K	001-35758	4.2	July 14, 2015

4.90	Eighty-Third Supplemental Indenture, dated as of July 14, 2015, by and between the Company and the Trustee, related to the Company’s 2.65% Solar Bonds, Series 2015/C64-3.	8-K	001-35758	4.3	July 14, 2015

4.91	Eighty-Fourth Supplemental Indenture, dated as of July 14, 2015, by and between the Company and the Trustee, related to the Company’s 3.60% Solar Bonds, Series 2015/C65-5.	8-K	001-35758	4.4	July 14, 2015

4.92	Eighty-Fifth Supplemental Indenture, dated as of July 14, 2015, by and between the Company and the Trustee, related to the Company’s 4.70% Solar Bonds, Series 2015/C66-10.	8-K	001-35758	4.5	July 14, 2015

4.93	Eighty-Sixth Supplemental Indenture, dated as of July 14, 2015, by and between the Company and the Trustee, related to the Company’s 5.45% Solar Bonds, Series 2015/C67-15.	8-K	001-35758	4.6	July 14, 2015

4.94	Eighty-Seventh Supplemental Indenture, dated as of July 20, 2015, by and between the Company and the Trustee, related to the Company’s 1.60% Solar Bonds, Series 2015/C68-1.	8-K	001-35758	4.2	July 21, 2015

4.95	Eighty-Eighth Supplemental Indenture, dated as of July 20, 2015, by and between the Company and the Trustee, related to the Company’s 2.65% Solar Bonds, Series 2015/C69-3.	8-K	001-35758	4.3	July 21, 2015

4.96	Eighty-Ninth Supplemental Indenture, dated as of July 20, 2015, by and between the Company and the Trustee, related to the Company’s 3.60% Solar Bonds, Series 2015/C70-5.	8-K	001-35758	4.4	July 21, 2015

4.97	Ninetieth Supplemental Indenture, dated as of July 20, 2015, by and between the Company and the Trustee, related to the Company’s 4.70% Solar Bonds, Series 2015/C71-10.	8-K	001-35758	4.5	July 21, 2015

4.98	Ninety-First Supplemental Indenture, dated as of July 20, 2015, by and between the Company and the Trustee, related to the Company’s 5.45% Solar Bonds, Series 2015/C72-15.	8-K	001-35758	4.6	July 21, 2015

4.99	Ninety-Second Supplemental Indenture, dated as of July 31, 2015, by and between the Company and the Trustee, related to the Company’s 2.00% Solar Bonds, Series 2015/17-1.	8-K	001-35758	4.2	July 31, 2015

Exhibit Number	Exhibit Description	Form	File No.	Incorporated by Reference	Exhibit Filing Date

4.100	Ninety-Third Supplemental Indenture, dated as of July 31, 2015, by and between the Company and the Trustee, related to the Company’s 3.00% Solar Bonds, Series 2015/18-3.	8-K	001-35758	4.3	July 31, 2015

4.101	Ninety-Fourth Supplemental Indenture, dated as of July 31, 2015, by and between the Company and the Trustee, related to the Company’s 4.00% Solar Bonds, Series 2015/19-5.	8-K	001-35758	4.4	July 31, 2015

4.102	Ninety-Fifth Supplemental Indenture, dated as of July 31, 2015, by and between the Company and the Trustee, related to the Company’s 5.00% Solar Bonds, Series 2015/20-10.	8-K	001-35758	4.5	July 31, 2015

4.103	Ninety-Sixth Supplemental Indenture, dated as of July 31, 2015, by and between the Company and the Trustee, related to the Company’s 5.75% Solar Bonds, Series 2015/21-15.	8-K	001-35758	4.6	July 31, 2015

4.104	Ninety-Seventh Supplemental Indenture, dated as of August 3, 2015, by and between the Company and the Trustee, related to the Company’s 1.60% Solar Bonds, Series 2015/C73-1.	8-K	001-35758	4.2	August 3, 2015

4.105	Ninety-Eighth Supplemental Indenture, dated as of August 3, 2015, by and between the Company and the Trustee, related to the Company’s 2.65% Solar Bonds, Series 2015/C74-3.	8-K	001-35758	4.3	August 3, 2015

4.106	Ninety-Ninth Supplemental Indenture, dated as of August 3, 2015, by and between the Company and the Trustee, related to the Company’s 3.60% Solar Bonds, Series 2015/C75-5.	8-K	001-35758	4.4	August 3, 2015

4.107	One Hundredth Supplemental Indenture, dated as of August 3, 2015, by and between the Company and the Trustee, related to the Company’s 4.70% Solar Bonds, Series 2015/C76-10.	8-K	001-35758	4.5	August 3, 2015

4.108	One Hundred-and-First Supplemental Indenture, dated as of August 3, 2015, by and between the Company and the Trustee, related to the Company’s 5.45% Solar Bonds, Series 2015/C77-15.	8-K	001-35758	4.6	August 3, 2015

4.109	One Hundred-and-Second Supplemental Indenture, dated as of August 10, 2015, by and between the Company and the Trustee, related to the Company’s 1.60% Solar Bonds, Series 2015/C78-1.	8-K	001-35758	4.2	August 10, 2015

4.100	One Hundred-and-Third Supplemental Indenture, dated as of August 10, 2015, by and between the Company and the Trustee, related to the Company’s 2.65% Solar Bonds, Series 2015/C79-3.	8-K	001-35758	4.3	August 10, 2015

4.111	One Hundred-and-Fourth Supplemental Indenture, dated as of August 10, 2015, by and between the Company and the Trustee, related to the Company’s 3.60% Solar Bonds, Series 2015/C80-5.	8-K	001-35758	4.4	August 10, 2015

4.112	One Hundred-and-Fifth Supplemental Indenture, dated as of August 10, 2015, by and between the Company and the Trustee, related to the Company’s 4.70% Solar Bonds, Series 2015/C81-10.	8-K	001-35758	4.5	August 10, 2015

Exhibit Number	Exhibit Description	Form	File No.	Incorporated by Reference	Exhibit Filing Date

4.113	One Hundred-and-Sixth Supplemental Indenture, dated as of August 10, 2015, by and between the Company and the Trustee, related to the Company’s 5.45% Solar Bonds, Series 2015/C82-15.	8-K	001-35758	4.6	August 10, 2015

4.114	One Hundred-and-Seventh Supplemental Indenture, dated as of August 17, 2015, by and between the Company and the Trustee, related to the Company’s 1.60% Solar Bonds, Series 2015/C83-1.	8-K	001-35758	4.2	August 17, 2015

4.115	One Hundred-and-Eighth Supplemental Indenture, dated as of August 17, 2015, by and between the Company and the Trustee, related to the Company’s 2.65% Solar Bonds, Series 2015/C84-3.	8-K	001-35758	4.3	August 17, 2015

4.116	One Hundred-and-Ninth Supplemental Indenture, dated as of August 17, 2015, by and between the Company and the Trustee, related to the Company’s 3.60% Solar Bonds, Series 2015/C85-5.	8-K	001-35758	4.4	August 17, 2015

4.117	One Hundred-and-Tenth Supplemental Indenture, dated as of August 17, 2015, by and between the Company and the Trustee, related to the Company’s 4.70% Solar Bonds, Series 2015/C86-10.	8-K	001-35758	4.5	August 17, 2015

4.118	One Hundred-and-Eleventh Supplemental Indenture, dated as of August 17, 2015, by and between the Company and the Trustee, related to the Company’s 5.45% Solar Bonds, Series 2015/C87-15.	8-K	001-35758	4.6	August 17, 2015

4.119	One Hundred-and-Twelfth Supplemental Indenture, dated as of August 24, 2015, by and between the Company and the Trustee, related to the Company’s 1.60% Solar Bonds, Series 2015/C88-1.	8-K	001-35758	4.2	August 24, 2015

4.120	One Hundred-and-Thirteenth Supplemental Indenture, dated as of August 24, 2015, by and between the Company and the Trustee, related to the Company’s 2.65% Solar Bonds, Series 2015/C89-3.	8-K	001-35758	4.3	August 24, 2015

4.121	One Hundred-and-Fourteenth Supplemental Indenture, dated as of August 24, 2015, by and between the Company and the Trustee, related to the Company’s 3.60% Solar Bonds, Series 2015/C90-5.	8-K	001-35758	4.4	August 24, 2015

4.122	One Hundred-and-Fifteenth Supplemental Indenture, dated as of August 24, 2015, by and between the Company and the Trustee, related to the Company’s 4.70% Solar Bonds, Series 2015/C91-10.	8-K	001-35758	4.5	August 24, 2015

4.123	One Hundred-and-Sixteenth Supplemental Indenture, dated as of August 24, 2015, by and between the Company and the Trustee, related to the Company’s 5.45% Solar Bonds, Series 2015/C92-15.	8-K	001-35758	4.6	August 24, 2015

4.124	One Hundred-and-Seventeenth Supplemental Indenture, dated as of August 31, 2015, by and between the Company and the Trustee, related to the Company’s 1.60% Solar Bonds, Series 2015/C93-1.	8-K	001-35758	4.2	August 31, 2015

4.125	One Hundred-and-Eighteenth Supplemental Indenture, dated as of August 31, 2015, by and between the Company and the Trustee, related to the Company’s 2.65% Solar Bonds, Series 2015/C94-3.	8-K	001-35758	4.3	August 31, 2015

Exhibit Number	Exhibit Description	Form	File No.	Incorporated by Reference	Exhibit Filing Date

4.126	One Hundred-and-Nineteenth Supplemental Indenture, dated as of August 31, 2015, by and between the Company and the Trustee, related to the Company’s 3.60% Solar Bonds, Series 2015/C95-5.	8-K	001-35758	4.4	August 31, 2015

4.127	One Hundred-and-Twentieth Supplemental Indenture, dated as of August 31, 2015, by and between the Company and the Trustee, related to the Company’s 4.70% Solar Bonds, Series 2015/C96-10.	8-K	001-35758	4.5	August 31, 2015

4.128	One Hundred-and-Twenty-First Supplemental Indenture, dated as of August 31, 2015, by and between the Company and the Trustee, related to the Company’s 5.45% Solar Bonds, Series 2015/C97-15.	8-K	001-35758	4.6	August 31, 2015

4.129	One Hundred-and-Twenty-Second Supplemental Indenture, dated as of September 11, 2015, by and between the Company and the Trustee, related to the Company’s Solar Bonds, Series 2015/R1.	8-K	001-35758	4.2	September 11, 2015

4.130	One Hundred-and-Twenty-Third Supplemental Indenture, dated as of September 11, 2015, by and between the Company and the Trustee, related to the Company’s Solar Bonds, Series 2015/R2.	8-K	001-35758	4.3	September 11, 2015

4.131	One Hundred-and-Twenty-Fourth Supplemental Indenture, dated as of September 11, 2015, by and between the Company and the Trustee, related to the Company’s Solar Bonds, Series 2015/R3.	8-K	001-35758	4.4	September 11, 2015

4.132	One Hundred-and-Twenty-Fifth Supplemental Indenture, dated as of September 14, 2015, by and between the Company and the Trustee, related to the Company’s 1.60% Solar Bonds, Series 2015/C98-1.	8-K	001-35758	4.2	September 15, 2015

4.133	One Hundred-and-Twenty-Sixth Supplemental Indenture, dated as of September 14, 2015, by and between the Company and the Trustee, related to the Company’s 2.65% Solar Bonds, Series 2015/C99-3.	8-K	001-35758	4.3	September 15, 2015

4.134	One Hundred-and-Twenty-Seventh Supplemental Indenture, dated as of September 14, 2015, by and between the Company and the Trustee, related to the Company’s 3.60% Solar Bonds, Series 2015/C100-5.	8-K	001-35758	4.4	September 15, 2015

4.135	One Hundred-and-Twenty-Eighth Supplemental Indenture, dated as of September 14, 2015, by and between the Company and the Trustee, related to the Company’s 4.70% Solar Bonds, Series 2015/C101-10.	8-K	001-35758	4.5	September 15, 2015

4.136	One Hundred-and-Twenty-Ninth Supplemental Indenture, dated as of September 14, 2015, by and between the Company and the Trustee, related to the Company’s 5.45% Solar Bonds, Series 2015/C102-15.	8-K	001-35758	4.6	September 15, 2015

4.137	One Hundred-and-Thirtieth Supplemental Indenture, dated as of September 28, 2015, by and between the Company and the Trustee, related to the Company’s 1.60% Solar Bonds, Series 2015/C103-1.	8-K	001-35758	4.2	September 29, 2015

4.138	One Hundred-and-Thirty-First Supplemental Indenture, dated as of September 28, 2015, by and between the Company and the Trustee, related to the Company’s 2.65% Solar Bonds, Series 2015/C104-3.	8-K	001-35758	4.3	September 29, 2015

Exhibit Number	Exhibit Description	Form	File No.	Incorporated by Reference	Exhibit Filing Date

4.139	One Hundred-and-Thirty-Second Supplemental Indenture, dated as of September 28, 2015, by and between the Company and the Trustee, related to the Company’s 3.60% Solar Bonds, Series 2015/C105-5.	8-K	001-35758	4.4	September 29, 2015

4.140	One Hundred-and-Thirty-Third Supplemental Indenture, dated as of September 28, 2015, by and between the Company and the Trustee, related to the Company’s 4.70% Solar Bonds, Series 2015/C106-10.	8-K	001-35758	4.5	September 29, 2015

4.141	One Hundred-and-Thirty-Fourth Supplemental Indenture, dated as of September 28, 2015, by and between the Company and the Trustee, related to the Company’s 5.45% Solar Bonds, Series 2015/C107-15.	8-K	001-35758	4.6	September 29, 2015

4.142	One Hundred-and-Thirty-Fifth Supplemental Indenture, dated as of October 13, 2015, by and between the Company and the Trustee, related to the Company’s 1.60% Solar Bonds, Series 2015/C108-1.	8-K	001-35758	4.2	October 13, 2015

4.143	One Hundred-and-Thirty-Sixth Supplemental Indenture, dated as of October 13, 2015, by and between the Company and the Trustee, related to the Company’s 2.65% Solar Bonds, Series 2015/C109-3.	8-K	001-35758	4.3	October 13, 2015

4.144	One Hundred-and-Thirty-Seventh Supplemental Indenture, dated as of October 13, 2015, by and between the Company and the Trustee, related to the Company’s 3.60% Solar Bonds, Series 2015/C110-5.	8-K	001-35758	4.4	October 13, 2015

4.145	One Hundred-and-Thirty-Eighth Supplemental Indenture, dated as of October 13, 2015, by and between the Company and the Trustee, related to the Company’s 4.70% Solar Bonds, Series 2015/C111-10.	8-K	001-35758	4.5	October 13, 2015

4.146	One Hundred-and-Thirty-Ninth Supplemental Indenture, dated as of October 13, 2015, by and between the Company and the Trustee, related to the Company’s 5.45% Solar Bonds, Series 2015/C112-15.	8-K	001-35758	4.6	October 13, 2015

4.137	One Hundred-and-Fortieth Supplemental Indenture, dated as of October 30, 2015, by and between the Company and the Trustee, related to the Company’s 2.00% Solar Bonds, Series 2015/22-1.	8-K	001-35758	4.2	October 30, 2015

4.148	One Hundred-and-Forty-First Supplemental Indenture, dated as of October 30, 2015, by and between the Company and the Trustee, related to the Company’s 3.00% Solar Bonds, Series 2015/23-3.	8-K	001-35758	4.3	October 30, 2015

4.149	One Hundred-and-Forty-Second Supplemental Indenture, dated as of October 30, 2015, by and between the Company and the Trustee, related to the Company’s 4.00% Solar Bonds, Series 2015/24-5.	8-K	001-35758	4.4	October 30, 2015

4.150	One Hundred-and-Forty-Third Supplemental Indenture, dated as of October 30, 2015, by and between the Company and the Trustee, related to the Company’s 5.00% Solar Bonds, Series 2015/25-10.	8-K	001-35758	4.5	October 30, 2015

4.151	One Hundred-and-Forty-Fourth Supplemental Indenture, dated as of October 30, 2015, by and between the Company and the Trustee, related to the Company’s 5.75% Solar Bonds, Series 2015/26-15.	8-K	001-35758	4.6	October 30, 2015

Exhibit Number	Exhibit Description	Form	File No.	Incorporated by Reference	Exhibit Filing Date

4.152	One Hundred-and-Forty-Fifth Supplemental Indenture, dated as of November 4, 2015, by and between the Company and the Trustee, related to the Company’s 1.60% Solar Bonds, Series 2015/C113-1.	8-K	001-35758	4.2	November 4, 2015

4.153	One Hundred-and-Forty-Sixth Supplemental Indenture, dated as of November 4, 2015, by and between the Company and the Trustee, related to the Company’s 2.65% Solar Bonds, Series 2015/C114-3.	8-K	001-35758	4.3	November 4, 2015

4.154	One Hundred-and-Forty-Seventh Supplemental Indenture, dated as of November 4, 2015, by and between the Company and the Trustee, related to the Company’s 3.60% Solar Bonds, Series 2015/C115-5.	8-K	001-35758	4.4	November 4, 2015

4.155	One Hundred-and-Forty-Eighth Supplemental Indenture, dated as of November 4, 2015, by and between the Company and the Trustee, related to the Company’s 4.70% Solar Bonds, Series 2015/C116-10.	8-K	001-35758	4.5	November 4, 2015

4.156	One Hundred-and-Forty-Ninth Supplemental Indenture, dated as of November 4, 2015, by and between the Company and the Trustee, related to the Company’s 5.45% Solar Bonds, Series 2015/C117-15.	8-K	001-35758	4.6	November 4, 2015

4.157	One Hundred-and-Fiftieth Supplemental Indenture, dated as of November 16, 2015, by and between the Company and the Trustee, related to the Company’s 1.60% Solar Bonds, Series 2015/C118-1.	8-K	001-35758	4.2	November 17, 2015

4.158	One Hundred-and-Fifty-First Supplemental Indenture, dated as of November 16, 2015, by and between the Company and the Trustee, related to the Company’s 2.65% Solar Bonds, Series 2015/C119-3.	8-K	001-35758	4.3	November 17, 2015

4.159	One Hundred-and-Fifty-Second Supplemental Indenture, dated as of November 16, 2015, by and between the Company and the Trustee, related to the Company’s 3.60% Solar Bonds, Series 2015/C120-5.	8-K	001-35758	4.4	November 17, 2015

4.160	One Hundred-and-Fifty-Third Supplemental Indenture, dated as of November 16, 2015, by and between the Company and the Trustee, related to the Company’s 4.70% Solar Bonds, Series 2015/C121-10.	8-K	001-35758	4.5	November 17, 2015

4.161	One Hundred-and-Fifty-Fourth Supplemental Indenture, dated as of November 16, 2015, by and between the Company and the Trustee, related to the Company’s 5.45% Solar Bonds, Series 2015/C122-15.	8-K	001-35758	4.6	November 17, 2015

4.162	One Hundred-and-Fifty-Fifth Supplemental Indenture, dated as of November 30, 2015, by and between the Company and the Trustee, related to the Company’s 1.60% Solar Bonds, Series 2015/C123-1.	8-K	001-35758	4.2	November 30, 2015

4.163	One Hundred-and-Fifty-Sixth Supplemental Indenture, dated as of November 30, 2015, by and between the Company and the Trustee, related to the Company’s 2.65% Solar Bonds, Series 2015/C124-3.	8-K	001-35758	4.3	November 30, 2015

4.164	One Hundred-and-Fifty-Seventh Supplemental Indenture, dated as of November 30, 2015, by and between the Company and the Trustee, related to the Company’s 3.60% Solar Bonds, Series 2015/C125-5.	8-K	001-35758	4.4	November 30, 2015

Exhibit Number	Exhibit Description	Form	File No.	Incorporated by Reference	Exhibit Filing Date

4.165	One Hundred-and-Fifty-Eighth Supplemental Indenture, dated as of November 30, 2015, by and between the Company and the Trustee, related to the Company’s 4.70% Solar Bonds, Series 2015/C126-10.	8-K	001-35758	4.5	November 30, 2015

4.166	One Hundred-and-Fifty-Ninth Supplemental Indenture, dated as of November 30, 2015, by and between the Company and the Trustee, related to the Company’s 5.45% Solar Bonds, Series 2015/C127-15.	8-K	001-35758	4.6	November 30, 2015

4.167	One Hundred-and-Sixtieth Supplemental Indenture, dated as of December 14, 2015, by and between the Company and the Trustee, related to the Company’s 1.60% Solar Bonds, Series 2015/C128-1.	8-K	001-35758	4.2	December 14, 2015

4.168	One Hundred-and-Sixty-First Supplemental Indenture, dated as of December 14, 2015, by and between the Company and the Trustee, related to the Company’s 2.65% Solar Bonds, Series 2015/C129-3.	8-K	001-35758	4.3	December 14, 2015

4.169	One Hundred-and-Sixty-Second Supplemental Indenture, dated as of December 14, 2015, by and between the Company and the Trustee, related to the Company’s 3.60% Solar Bonds, Series 2015/C130-5.	8-K	001-35758	4.4	December 14, 2015

4.160	One Hundred-and-Sixty-Third Supplemental Indenture, dated as of December 14, 2015, by and between the Company and the Trustee, related to the Company’s 4.70% Solar Bonds, Series 2015/C131-10.	8-K	001-35758	4.5	December 14, 2015

4.171	One Hundred-and-Sixty-Fourth Supplemental Indenture, dated as of December 14, 2015, by and between the Company and the Trustee, related to the Company’s 5.45% Solar Bonds, Series 2015/C132-15.	8-K	001-35758	4.6	December 14, 2015

4.172	One Hundred-and-Sixty-Fifth Supplemental Indenture, dated as of December 28, 2015, by and between the Company and the Trustee, related to the Company’s 1.60% Solar Bonds, Series 2015/C133-1.	8-K	001-35758	4.2	December 28, 2015

4.173	One Hundred-and-Sixty-Sixth Supplemental Indenture, dated as of December 28, 2015, by and between the Company and the Trustee, related to the Company’s 2.65% Solar Bonds, Series 2015/C134-3.	8-K	001-35758	4.3	December 28, 2015

4.174	One Hundred-and-Sixty-Seventh Supplemental Indenture, dated as of December 28, 2015, by and between the Company and the Trustee, related to the Company’s 3.60% Solar Bonds, Series 2015/C135-5.	8-K	001-35758	4.4	December 28, 2015

4.175	One Hundred-and-Sixty-Eighth Supplemental Indenture, dated as of December 28, 2015, by and between the Company and the Trustee, related to the Company’s 4.70% Solar Bonds, Series 2015/C136-10.	8-K	001-35758	4.5	December 28, 2015

4.176	One Hundred-and-Sixty-Ninth Supplemental Indenture, dated as of December 28, 2015, by and between the Company and the Trustee, related to the Company’s 5.45% Solar Bonds, Series 2015/C137-15.	8-K	001-35758	4.6	December 28, 2015

10.1*	Form of Indemnification Agreement for directors and executive officers	S-1	333-184317	10.1	October 5, 2012

10.2*	2007 Stock Plan and form of agreements used thereunder	S-1	333-184317	10.2	October 5, 2012

10.3*	2012 Equity Incentive Plan and form of agreements used thereunder	S-1	333-184317	10.3	October 5, 2012

Exhibit Number	Exhibit Description	Form	File No.	Incorporated by Reference	Exhibit Filing Date

10.4*	2012 Employee Stock Purchase Plan and form of agreements used thereunder	S-1	333-184317	10.4	October 5, 2012

10.5	Office Lease Agreement, between Locon San Mateo, LLC and the Registrant, dated as of July 30, 2010	S-1	333-184317	10.5	October 5, 2012

10.5a	First Amendment to Lease, between Locon San Mateo, LLC and the Registrant, dated as of November 15, 2010	S-1	333-184317	10.5a	October 5, 2012

10.5b	Second Amendment to Lease, between Locon San Mateo, LLC and the Registrant, dated as of March 31, 2011	S-1	333-184317	10.5b	October 5, 2012

10.10e**	Amended and Restated Credit Agreement among the Registrant, Bank of America, N.A. and other banks and financial institutions party thereto, dated as of November 1, 2013	10-K/A	001-35758	10.10e	September 4, 2014

10.10f	First Amendment to the Amended and Restated Credit Agreement, dated as of June 27, 2014, by and among the Registrant, Bank of America, N.A. and other banks and financial institutions party thereto	10-Q	001-35758	10.10f	August 7, 2014

10.10g**	Second Amendment to the Amended and Restated Credit Agreement, dated as of July 11, 2014, by and among the Registrant, Bank of America, N.A. and other banks and financial institutions party thereto	10-Q	001-35758	10.10g	August 7, 2014

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

		10-K	001-35758	10.10j	February 24, 2015

10.10k**

Sixth Amendment to the Amended and Restated Credit Agreement, dated as of June 24, 2015, by and among SolarCity Corporation, a Delaware corporation, the Lenders party hereto and Bank of America, N.A., as administrative agent

		10-Q	001-35758	10.10k	July 30, 2015

10.10l

Seventh Amendment to the Amended and Restated Credit Agreement, dated as of July 24, 2015, by and among SolarCity Corporation, a Delaware corporation, the Lenders party thereto and Bank of America, N.A., as administrative agent.

		10-Q	001-35758	10.10l	October 30, 2015

10.10m

Eighth Amendment to the Amended and Restated Credit Agreement, dated as of November 17, 2015, by and among SolarCity Corporation, a Delaware corporation, the Lenders party thereto and Bank of America, N.A., as administrative agent.

Exhibit Number	Exhibit Description	Form	File No.	Incorporated by Reference	Exhibit Filing Date

10.10n

Ninth Amendment to the Amended and Restated Credit Agreement, dated as of December 14, 2015, by and among SolarCity Corporation, a Delaware corporation, the Lenders party thereto and Bank of America, N.A., as administrative agent.

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

10.14e

Fifth Amendment to Loan Agreement among Hammerhead Solar, LLC (an indirect wholly owned subsidiary of the Registrant), Bank of America, N.A. and other banks and financial institutions party thereto, dated as of October 28, 2015

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

		10-K	001-35758	10.15a	February 24, 2015

10.16	Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of September 2, 2014, by and between The Research Foundation For The State University of New York, on behalf of the College of Nanoscale Science and Engineering of the State University of New York, and Silevo, Inc.	10-Q	001-35758	10.16	November 6, 2014

Exhibit Number	Exhibit Description	Form	File No.	Incorporated by Reference	Exhibit Filing Date

10.16a

First Amendment to Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of October 31, 2014, by and between The Research Foundation For The State University of New York, on behalf of the College of Nanoscale Science and Engineering of the State University of New York, and Silevo, Inc.

		10-K	001-35758	10.16a	February 24, 2015

10.16b

Second Amendment to Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of December 15, 2014, by and between The Research Foundation For The State University of New York, on behalf of the College of Nanoscale Science and Engineering of the State University of New York, and Silevo, Inc.

		10-K	001-35758	10.16b	February 24, 2015

10.16c

Third Amendment to Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of February 12, 2015, by and between The Research Foundation For The State University of New York, on behalf of the College of Nanoscale Science and Engineering of the State University of New York, and Silevo, Inc.

		10-Q	001-35758	10.16c	May 6, 2015

10.16d

Fourth Amendment to Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of March 30, 2015, by and between The Research Foundation For The State University of New York, on behalf of the College of Nanoscale Science and Engineering of the State University of New York, and Silevo, Inc.

		10-Q	001-35758	10.16d	May 6, 2015

10.16e

Fifth Amendment to Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of June 30, 2015, by and between The Research Foundation For The State University of New York, on behalf of the College of Nanoscale Science and Engineering of the State University of New York, and Silevo, LLC.

		10-Q	001-35758	10.16e	July 30, 2015

10.16f

Sixth Amendment to Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of September 1, 2015, by and between The Research Foundation For The State University of New York, on behalf of the College of Nanoscale Science and Engineering of the State University of New York, and Silevo, LLC.

		10-Q	001-35758	10.16f	October 30, 2015

10.16g

Seventh Amendment to Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of October 9, 2015, by and between The Research Foundation For The State University of New York, on behalf of the College of Nanoscale Science and Engineering of the State University of New York, and Silevo, LLC.

		10-Q	001-35758	10.16g	October 30, 2015

10.16h

Eighth Amendment to Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of October 26, 2015, by and between The Research Foundation For The State University of New York, on behalf of the College of Nanoscale Science and Engineering of the State University of New York, and Silevo, LLC.

		10-Q	001-35758	10.16h	October 30, 2015

Exhibit Number	Exhibit Description	Form	File No.	Incorporated by Reference	Exhibit Filing Date

10.16i

Ninth Amendment to Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of December 9, 2015, by and between The Research Foundation For The State University of New York, on behalf of the College of Nanoscale Science and Engineering of the State University of New York, and Silevo, LLC.

10.17a**	Standard Definitions, Annex A to the Indenture, dated as of January 9, 2015, by and between FTE Solar I, LLC and U.S. Bank National Association.	10-Q	001-35758	10.17a	May 6, 2015

10.17b**

Note Purchase Agreement, dated January 9, 2015, by and among FTE Solar I, LLC, SolarCity Finance Company, LLC, SolarCity Corporation, Purchasers, the Funding Agents and Credit Suisse AG, New York Branch.

		10-Q	001-35758	10.17b	May 6, 2015

10.18**	Credit Agreement, dated as of March 31, 2015, by and among Shortfin Solar, LLC (an indirect wholly owned subsidiary of the Registrant), as borrower, the Registrant, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the lenders party thereto.	10-Q	001-35758	10.18	May 6, 2015

10.19**	Loan Agreement, dated as of May 4, 2015, by and among Megalodon Solar, LLC (an indirect wholly owned subsidiary of the Registrant), as borrower, the Registrant, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the lenders party thereto.	10-Q	001-35758	10.19	July 30, 2015

10.19a**

Majority Group Agent Action No. 1, dated as of May 18, 2015, by and among Megalodon Solar, LLC (an indirect wholly owned subsidiary of the Registrant), as borrower, the Registrant, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the lenders party thereto.

		10-Q	001-35758	10.19a	July 30, 2015

10.19b**

Required Group Agent Action No. 2, dated as of June 26, 2015, by and among Megalodon Solar, LLC (an indirect wholly owned subsidiary of the Registrant), as borrower, the Registrant, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the lenders party thereto.

		10-Q	001-35758	10.19b	July 30, 2015

10.19c

Required Group Agent Action No. 3, dated as of July 13, 2015, by and among Megalodon Solar, LLC (an indirect wholly owned subsidiary of the Registrant), as borrower, the Registrant, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the lenders party thereto.

		10-Q	001-35758	10.19c	October 30, 2015

10.19d

Required Group Agent Action No. 4, dated as of August 25, 2015, by and among Megalodon Solar, LLC (an indirect wholly owned subsidiary of the Registrant), as borrower, the Registrant, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the lenders party thereto.

		10-Q	001-35758	10.19d	October 30, 2015

Exhibit Number	Exhibit Description	Form	File No.	Incorporated by Reference	Exhibit Filing Date

10.19e**

Required Group Agent Action No. 5, dated as of August 27, 2015, by and among Megalodon Solar, LLC (an indirect wholly owned subsidiary of the Registrant), as borrower, the Registrant, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the lenders party thereto.

		10-Q	001-35758	10.19e	October 30, 2015

10.19f**

Required Group Agent Action No. 7, dated as of September 30, 2015, by and among Megalodon Solar, LLC (an indirect wholly owned subsidiary of the Registrant), as borrower, the Registrant, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the lenders party thereto.

		10-Q	001-35758	10.19f	October 30, 2015

10.19g**

Required Group Agent Action No. 8, dated as of October 23, 2015, by and among Megalodon Solar, LLC (an indirect wholly owned subsidiary of the Registrant), as borrower, the Registrant, as limited guarantor, Bank of America, N.A., as administrative agent, and the group agents party thereto.

10.19h

Required Group Agent Action No. 9, dated as of November 25, 2015, by and among Megalodon Solar, LLC (an indirect wholly owned subsidiary of the Registrant), as borrower, the Registrant, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the lenders party thereto.

10.19i**

Required Group Agent Action No. 10, dated as of December 18, 2015, by and among Megalodon Solar, LLC (an indirect wholly owned subsidiary of the Registrant), as borrower, the Registrant, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the group agents party thereto.

10.20*	Description of Founder Awards	8-K	001-35758	N/A	August 27, 2015

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K)

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

Exhibit Number	Exhibit Description	Form	File No.	Incorporated by Reference	Exhibit Filing Date

101.SCH	XBRL Taxonomy Extension Schema Linkbase Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.
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