Form 10-Q
period 2016-03-31
SOLARCITY CORP
filed 2016-05-10
CIK 1408356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

The number of shares outstanding of the registrant’s common stock as of March 31, 2016 was 98,296,422.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The discussion in this quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies; anticipated future financial results; expected trends in certain financial and operating metrics; our belief that the aggregate megawatt production capacity of our systems is an indicator of the growth rate of our solar energy systems business; the calculation of metrics based on forward-looking projections; projections on growth in the markets that we operate and our growth rates; pricing trends, including our ability to achieve economies of scale in both installation and capital costs; our ability to successfully integrate acquired businesses, operations and personnel; our ability to achieve manufacturing economies of scale and associated cost reductions; our goals reducing our cost per watt; our expectations regarding the Riverbend Agreement, the development and construction of the Manufacturing Facility, anticipated timing and expense related to acquisition of manufacturing equipment, and related assumptions regarding expected capital and operating expenses and the performance of our manufacturing operations; our belief that adequate surplus capacity of non-tariff solar panels is available to suit our future needs and the costs of solar energy system components; our beliefs regarding future regulations and policies affecting our business, such as net energy metering policies; projections relating to our use of and reliance on U.S. Treasury grants and federal, state and local incentives and tax attributes; our regulatory status as a non-utility; our ability to continue to meet the regulatory requirements of a public company; domestic and international expansion, including throughout Mexico, and hiring plans; compliance with federal and international laws and regulations; product development efforts and customer preferences; the fair market value of our solar energy systems, including amounts potentially payable to our fund investors as a result of decreased fair market value determinations by the U.S. Treasury Department; the life and durability of our solar systems and equipment, anticipated contract renewals and warranty obligations; the success of our sales and marketing efforts; our internal control environment; pending litigation; the payment of future dividends; and our belief as to the sufficiency of our existing cash and cash equivalents, funds available under our credit facilities, funds available under existing financing funds and our ability to refinance existing indebtedness to meet our working capital and operating resource requirements for the next 12 months.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SolarCity Corporation

Consolidated Balance Sheets

(In Thousands, Except Share Par Values)

	March 31,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$361,661	$382,544
Short-term investments	—	11,311
Restricted cash	51,608	39,864
Accounts receivable (net of allowances for doubtful accounts of $5,149 and $4,292 as of March 31, 2016 and December 31, 2015, respectively)	40,733	33,998
Rebates receivable (net of reserves of $2,554 and $2,207 as of March 31, 2016 and December 31, 2015, respectively)	11,428	11,545
Inventories	306,686	342,951
Prepaid expenses and other current assets	64,235	79,925
Total current assets	836,351	902,138
Solar energy systems, leased and to be leased – net	4,788,935	4,375,553
Property, plant and equipment – net	270,109	262,387
Build-to-suit lease asset under construction	519,796	284,500
Goodwill and intangible assets – net	508,882	517,109
MyPower customer notes receivable, net of current portion	539,432	488,461
MyPower deferred costs	238,411	215,708
Other assets	257,289	241,262
Total assets(1)	$7,959,205	$7,287,118

	March 31,	December 31,
	2016	2015
	(Unaudited)
Liabilities and equity
Current liabilities:
Accounts payable	$294,182	$364,973
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	15,710	26,769
Current portion of deferred U.S. Treasury grant income	15,336	15,336
Accrued and other current liabilities	277,291	276,506
Current portion of deferred revenue	116,697	103,078
Current portion of long-term debt	255,421	180,048
Current portion of solar bonds	14,186	13,189
Current portion of solar bonds issued to related parties	165,110	165,120
Current portion of solar asset-backed notes	17,817	13,864
Current portion of financing obligation	39,596	34,479
Total current liabilities	1,211,346	1,193,362
Deferred revenue, net of current portion	1,061,372	1,010,491
Long-term debt, net of current portion	1,101,865	1,006,595
Solar bonds, net of current portion	36,787	35,678
Solar bonds issued to related parties, net of current portion	100	100
Convertible senior notes	882,610	881,585
Convertible senior notes issued to related parties	12,975	12,975
Solar asset-backed notes, net of current portion	606,334	395,667
Long-term deferred tax liability	788	1,373
Financing obligation, net of current portion	68,579	68,940
Deferred U.S. Treasury grant income, net of current portion	378,449	382,283
Build-to-suit lease liability	519,796	284,500
Other liabilities and deferred credits	356,132	279,006
Total liabilities(1)	6,237,133	5,552,555
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests in subsidiaries	304,009	320,935
Stockholders' equity:
Common stock, $0.0001 par value - authorized, 1,000,000 shares as of March 31, 2016 and December 31, 2015; issued and outstanding, 98,296 and 97,864 shares as of March 31, 2016 and December 31, 2015, respectively	10	10
Additional paid-in capital	1,227,550	1,195,246
Accumulated deficit	(341,678)	(316,690)
Total stockholders' equity	885,882	878,566
Noncontrolling interests in subsidiaries	532,181	535,062
Total equity	1,418,063	1,413,628
Total liabilities and equity	$7,959,205	$7,287,118

(1)

SolarCity Corporation’s, or the Company’s, consolidated assets as of March 31, 2016 and December 31, 2015 include $3,259,749 and $2,866,882, respectively, of assets of variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs. These assets include solar energy systems, leased and to be leased - net of $3,159,378 and $2,779,363 as of March 31, 2016 and December 31, 2015, respectively; property, plant and equipment - net of $0 and $21,960 as of March 31, 2016 and December 31, 2015, respectively; cash and cash equivalents of $59,559 and $33,537 as of March 31, 2016 and December 31, 2015, respectively; inventory of $0 and $1,000 as of March 31, 2016 and December 31, 2015, respectively; restricted cash, current, of $44 and $522 as of March 31, 2016 and December 31, 2015, respectively; accounts receivable - net of $17,748 and $10,267 as of March 31, 2016 and December 31, 2015, respectively; prepaid expenses and other current assets of $2,088 and $2,713 as of March 31, 2016 and December 31, 2015, respectively; rebates receivable of $6,816 and $6,220 as of March 31, 2016 and December 31, 2015, respectively; restricted cash, long-term, of $254 and $254 as of March 31, 2016 and December 31, 2015, respectively; and other assets of $13,862 and $11,046 as of March 31, 2016 and December 31, 2015, respectively. The Company’s consolidated liabilities as of March 31, 2016 and December 31, 2015 included $19,300 and $33,475, respectively, of liabilities of VIEs whose creditors have no recourse to the Company. These liabilities include distributions payable to noncontrolling interests in subsidiaries and redeemable noncontrolling interests in subsidiaries of $15,710 and $26,769 as of March 31, 2016 and December 31, 2015, respectively; accounts payable of $0 and $1,954 as of March 31, 2016 and December 31, 2015, respectively; customer deposits of $2,802 and $2,928 as of March 31, 2016 and December 31, 2015, respectively; accrued liabilities and other payables of $788 and $1,824 as of March 31, 2016 and December 31, 2015, respectively.

See the further description in Note 6, VIE Arrangements.

See accompanying notes.

SolarCity Corporation

Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue:
Revenue from periodic billings:
Periodic operating lease billings and incentives	$60,169	$38,104
Sale of solar renewable energy credits	4,943	2,282
Revenue from solar energy systems under long-term loan arrangements	19,110	1,069
Total revenue from periodic billings	84,222	41,455
Solar energy systems and components sales revenue	22,023	11,639
Revenue from operating lease prepayments and upfront incentives	16,327	14,385
Total revenue	122,572	67,479
Cost of revenue:
Cost of periodic billings revenue (exclusive of depreciation and amortization)	16,895	8,904
Cost of solar energy systems and components sales revenue (exclusive of amortization and warranty)	27,634	11,553
Pre-production expense	16,583	—
Depreciation, amortization and warranty	48,035	25,263
Total cost of revenue	109,147	45,720
Gross profit	13,425	21,759
Operating expenses:
Sales and marketing	126,083	86,671
General and administrative	86,926	48,654
Research and development	13,920	12,120
Total operating expenses	226,929	147,445
Loss from operations	(213,504)	(125,686)
Interest and other expenses:
Interest expense (excluding amortization of debt discounts and fees) - recourse debt	9,074	5,393
Interest expense (excluding amortization of debt discounts and fees) - non-recourse debt	14,291	5,173
Other interest expense and amortization of debt discounts and fees, net	9,182	7,955
Other expense, net	37,122	2,104
Total interest and other expenses	69,669	20,625
Loss before income taxes	(283,173)	(146,311)
Income tax benefit (provision)	68	(626)
Net loss	(283,105)	(146,937)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(258,117)	(125,412)
Net loss attributable to stockholders	$(24,988)	$(21,525)
Net loss attributable to common stockholders
Basic	$(24,988)	$(21,525)
Diluted	$(24,988)	$(21,525)
Net loss per share attributable to common stockholders
Basic	$(0.25)	$(0.22)
Diluted	$(0.25)	$(0.22)
Weighted-average shares used to compute net loss per share attributable to common stockholders
Basic	98,073,719	96,680,069
Diluted	98,073,719	96,680,069

See accompanying notes.

SolarCity Corporation

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities:
Net loss	$(283,105)	$(146,937)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	55,831	36,351
Change in fair value of interest rate swaps	32,048	—
Non-cash interest and other expense	9,635	3,782
Stock-based compensation, net of amounts capitalized	18,587	18,361
Tax benefit of stock option exercises	(1,983)	—
Loss on extinguishment of long-term debt	423	—
Deferred income taxes	(585)	4
Non-cash reduction in financing obligation	(10,797)	(10,570)
Loss on disposal of property, plant and equipment and construction in progress	293	66
Changes in operating assets and liabilities:
Restricted cash	(25,500)	7,992
Accounts receivable	(6,735)	(2,883)
Rebates receivable	117	2,742
Inventories	36,794	(10,107)
Prepaid expenses and other current assets	19,728	(7,695)
MyPower deferred costs	(23,658)	(47,603)
Other assets	161	(10,292)
Accounts payable	(69,725)	(22,957)
Accrued and other liabilities	44,762	13,119
Deferred revenue	10,594	5,345
Net cash used in operating activities	(193,115)	(171,282)
Investing activities:
Payments for the cost of solar energy systems, leased and to be leased	(440,111)	(294,998)
Purchase of property, plant and equipment	(19,529)	(30,497)
Purchases of short-term investments	—	(44,592)
Proceeds from sales and maturities of short-term investments	11,243	53,308
Payments for the acquisition of noncontrolling interests	(13,089)	—
Payments for termination of interest rate swaps	(4,625)	—
Net cash used in investing activities	(466,111)	(316,779)

	Three Months Ended March 31,
	2016	2015
Financing activities:
Investment fund financings, bank and other borrowings:
Borrowings under long-term debt	379,652	178,082
Repayments of long-term debt	(212,626)	(752)
Proceeds from issuance of solar bonds	3,749	6,227
Proceeds from issuance of solar bonds issued to related parties	90,000	90,000
Repayments of borrowings under solar bonds	(1,509)	—
Repayments of borrowings under solar bonds issued to related parties	(90,000)	—
Proceeds from issuance of solar asset-backed notes	221,753	—
Repayments of borrowings under solar asset-backed notes	(6,824)	(5,817)
Payment of deferred purchase consideration	—	(1,249)
Proceeds from financing obligation	12,712	6,392
Repayments of financing obligation	(118)	(4,912)
Repayment of capital lease obligations	(2,588)	(716)
Proceeds from investment by noncontrolling interests and redeemable noncontrolling interests in subsidiaries	276,518	176,318
Distributions paid to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	(35,602)	(16,857)
Net cash provided by financing activities before equity and convertible notes issuances	635,117	426,716
Equity and convertible notes issuances:
Proceeds from exercise of stock options	1,243	3,645
Tax benefit of stock option exercises	1,983	—
Net cash provided by equity issuances	3,226	3,645
Net cash provided by financing activities	638,343	430,361
Net decrease in cash and cash equivalents	(20,883)	(57,700)
Cash and cash equivalents, beginning of period	382,544	504,383
Cash and cash equivalents, end of period	$361,661	$446,683
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$21,444	$8,427
Cash paid during the period for taxes, net of refunds	$6,580	$70

See accompanying notes.

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements

1. Organization

SolarCity Corporation, or the Company, was incorporated as a Delaware corporation on June 21, 2006. The Company is primarily engaged in the design, manufacture, installation and sale or lease of solar energy systems to residential and commercial customers, or sale of electricity generated by solar energy systems to customers. The Company’s headquarters are located in San Mateo, California.

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

The Company and its subsidiaries’ fiscal quarters and years are the same as calendar quarters and years except for Silevo, which continues to have fiscal quarters based on 13-week periods and fiscal years based on 52-week periods. For 2016, Silevo’s first fiscal quarter began on December 27, 2015 and ended on March 26, 2016, and this timing difference and the related activity did not materially impact the condensed consolidated financial statements.

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation. In particular, the consolidated statements of operations have been expanded to present revenue generated from periodic billings under long-term contracts, including customer operating leases and MyPower contracts, as well as sales of solar renewable energy credits. Accordingly, the previously presented operating leases and solar energy systems incentives revenue has been separated into (i) revenue generated from periodic billings under operating leases as well as periodic incentives generated by the operating leases; (ii) revenue generated from sales of solar renewable energy credits and (iii) revenue from operating lease prepayments and upfront incentives that is recognized over the term of the operating lease. Additionally, revenue from sales under MyPower contracts, which was previously presented within revenue from solar energy systems and components sales, has been separately presented as revenue from solar energy systems under long-term loan arrangements; this together with periodic operating lease billings and incentives revenue and sales of solar renewable energy credits revenue comprise the total revenue from periodic billings. Furthermore, the cost of revenue line items have also been expanded to conform to the current period revenue presentation and to separately present non-cash expenses, including depreciation, amortization and warranty expenses.

Use of Estimates

The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. Management regularly makes significant estimates and assumptions regarding the selling price of undelivered elements for revenue recognition purposes, the collectability of accounts and rebates receivable, the valuation of inventories, the labor costs for long-term contracts used as a basis for determining the percentage of completion for such contracts, the fair values and residual values of solar energy systems subject to leases, the accounting for business combinations, the fair values and useful lives of acquired tangible and intangible assets, the fair value of contingent consideration payable under business combinations, the useful lives of solar energy systems,

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (continued)

property, plant and equipment, the determination of accrued warranty, the determination of accrued liability for solar energy system performance guarantees, the determination of lease pass-through financing obligations, the discount rates used to determine the fair values of investment tax credits, the valuation of stock-based compensation, the determination of valuation allowances associated with deferred tax assets, asset impairment, the valuation of build-to-suit lease assets, the fair value of interest rate swaps and other items. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ materially from those estimates.

Interest Rate Swaps

In the second quarter of 2015, the Company began entering into fixed-for-floating interest rate swap agreements, as required by its lenders, to reduce the potential impact of changes in interest rates on certain variable rate debt. The Company has not designated any interest rate swaps as hedging instruments. Accordingly, all interest rate swaps are recognized at fair value on the consolidated balance sheets within other assets or other liabilities and deferred credits, with any changes in fair value recognized as other income or expense in the consolidated statements of operations and with any cash flows recognized as investing activities in the consolidated statements of cash flows. As of and for the three months ended March 31, 2016, the Company had interest rate swaps outstanding as follows (in thousands):

			Gross Losses
	Aggregate	Gross	Three Months Ended
	Notional	Liability at	March 31,
	Amount	Fair Value	2016
Interest rate swaps	$751,847	$38,961	$32,043

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

As of March 31, 2016, the assets and liabilities carried at fair value on a recurring basis included cash equivalents, interest rate swaps and contingent consideration, and their fair values were as follows (in thousands):

	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$3,445	$—	$—
Liabilities:
Interest rate swaps	$—	$38,961	$—
Contingent consideration	$—	$—	$129,683

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (continued)

The Company classified its money market funds within Level 1 because their fair values are based on their quoted market prices. The Company classified its interest rate swaps within Level 2 because their fair values are determined using models that utilized market observable inputs, including current and forward interest rates. The Company classified its contingent consideration within Level 3 because its fair value is determined using unobservable probability estimates and unobservable estimated discount rates applicable to the acquisition. During the three months ended March 31, 2016, there were no transfers between the levels of the fair value hierarchy.

The contingent consideration is dependent on the achievement of the specified production milestones for the acquired business. The Company determined the fair value of the contingent consideration using a probability-weighted expected return methodology that considers the timing and probabilities of achieving these milestones and uses discount rates that reflect the appropriate cost of capital. The Company reassesses the valuation assumptions each reporting period, with any changes in the fair value accounted for in the consolidated statements of operations. The fair value of the contingent consideration is directly proportional to the estimated probabilities of achieving these milestones. As of March 31, 2016, the Company has determined that the first milestone was achieved and, accordingly, adjusted the contingent consideration balance associated with the first milestone to the full amount payable of $48.3 million, which is included under accrued and other current liabilities in the consolidated balance sheets. The fair value of the contingent consideration balance related to the remaining milestones was determined using an estimated probability of achievement of 95% and discount rates ranging between 6% and 7%, and amounted to $81.4 million, which is included under other liabilities and deferred credits in the consolidated balance sheets. The following table summarizes the activity of the Level 3 contingent consideration balance in the three months ended March 31, 2016 (in thousands):

Balance - beginning of the period	$123,008
Change in fair value	6,675
Balance - end of the period	$129,683

The Company’s financial instruments that are not re-measured at fair value include accounts receivable, customer notes receivable, rebates receivable, accounts payable, customer deposits, distributions payable to noncontrolling interests and redeemable noncontrolling interests, the participation interest, solar asset-backed notes, solar loan-backed notes, convertible senior notes, Solar Bonds and long-term debt. The carrying values of these financial instruments other than customer notes receivable, the participation interest, solar asset-backed notes, solar loan-backed notes, convertible senior notes, Solar Bonds and long-term debt approximated their fair values due to the fact that they were short-term in nature at March 31, 2016.

The Company estimates the fair value of convertible senior notes based on their last actively traded prices (Level 1) or market observable inputs (Level 2). The Company estimates the fair value of customer notes receivable, the participation interest, solar asset-backed notes, solar loan-backed notes, Solar Bonds and long-term debt based on rates currently offered for instruments with similar maturities and terms (Level 3). The following table presents their estimated fair values and their carrying values (in thousands):

	March 31, 2016
	Carrying Value	Fair Value
Participation interest	$16,139	$14,716
Solar asset-backed notes	$450,307	$473,163
Solar loan-backed notes	$173,844	$181,718
Convertible senior notes	$895,585	$561,141
MyPower customer notes receivable	$547,416	$547,416
Long-term debt	$1,357,286	$1,357,286
Solar bonds	$216,183	$216,183

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (continued)

Warranties

The Company provides a warranty on the installation and components of the solar energy systems it sells for periods typically between 10 to 30 years. The manufacturer’s warranty on the solar energy systems’ components, which is typically passed-through to customers, ranges from one to 25 years. However, for the solar energy systems under lease contracts or power purchase agreements, the Company does not accrue a warranty liability because those systems are owned by consolidated subsidiaries of the Company. Instead, any repair costs on those solar energy systems are expensed when they are incurred as a component of operating leases and solar energy systems incentives cost of revenue. The changes in the accrued warranty balance, recorded as a component of accrued and other current liabilities on the consolidated balance sheets, consisted of the following (in thousands):

As of and for the
Three Months Ended
March 31,
2016
Balance - beginning of the period	$22,993
Increase in liability (including $2,321 related to MyPower contracts)	2,670
Change in estimate	757
Less warranty claims	(146)
Balance - end of the period	$26,274

Solar Energy Systems Performance Guarantees

The Company guarantees certain specified minimum solar energy production output for certain systems leased or sold to customers generally for a term of up to 30 years. The Company monitors the solar energy systems to ensure that these outputs are being achieved. The Company evaluates if any amounts are due to its customers and makes any payments periodically as specified in the customer contracts. As of March 31, 2016 and December 31, 2015, the Company recorded liabilities of $3.2 million and $3.1 million, respectively, under accrued and other current liabilities in the consolidated balance sheets, relating to these guarantees based on the Company’s assessment of its current exposure.

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

Segment Information

Operating segments are defined as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the executive team, which is comprised of the chief executive officer, the chief financial officer, the chief technology officer and the chief revenue officer. Based on the financial information presented to and reviewed by the chief operating decision maker in deciding how to allocate the resources and in assessing the performance of the Company, the Company has determined that it has a single operating and reporting segment: solar energy products and services. The Company’s principal operations, revenue and decision-making functions are located in the United States.

Basic and Diluted Net Loss Per Share

The Company’s basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period.

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (continued)

The diluted net loss per share attributable to common stockholders is computed by giving effect to all potential common stock equivalents outstanding for the period determined using the treasury stock method or the if-converted method, as applicable. In periods when the Company incurred a net loss attributable to common stockholders, stock options, restricted stock units and convertible senior notes were considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is antidilutive.

Recently Issued Accounting Standards

In February 2015, the FASB issued Accounting Standards Update, or ASU, No. 2015-02, Amendments to the Consolidation Analysis, to amend the criteria for consolidation of certain legal entities. The Company adopted the ASU retrospectively on January 1, 2016. Adoption of the ASU did not have a material impact on the Company’s condensed consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, to change the accounting for subsequent adjustments to the provisional balances recognized in a business combination from retrospective to prospective. However, the ASU requires separate presentation or disclosure of the impact on prior periods had the adjustments been recognized as of the acquisition date. The Company adopted the ASU prospectively on January 1, 2016. Adoption of the ASU did not have a material impact on the Company’s condensed consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, to replace the existing revenue recognition criteria for contracts with customers and to establish the disclosure requirements for revenue from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, Deferral of the Effective Date, to defer the effective date of ASU No. 2014-09 to interim and annual periods beginning after December 15, 2017, with early adoption permitted. In March, April and May 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations, ASU No. 2016-10, Identifying Performance Obligations and Licensing, and ASU No. 2016-11, Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, to clarify the guidance in ASU No. 2014-09. Adoption of the ASUs is either retrospective to each prior period presented or retrospective with a cumulative adjustment to retained earnings or accumulated deficit as of the adoption date. The Company is currently assessing the impact of the ASUs on its condensed consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Going Concern, to provide guidance within GAAP requiring management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and requiring related disclosures. The ASU is effective for annual periods ending after December 15, 2016. The Company anticipates that the adoption of the ASU will not have a material impact on its condensed consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, to specify that inventory should be subsequently measured at the lower of cost or net realizable value, which is the ordinary selling price less any completion, transportation and disposal costs. However, the ASU does not apply to inventory measured using the last-in-first-out or retail methods. The ASU is effective for interim and annual periods beginning after December 15, 2016. Adoption of the ASU is prospective. The Company anticipates that the adoption of the ASU will not have a material impact on its condensed consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, to require lessees to recognize most leases on the balance sheet, while recognition on the statement of operations will remain similar to current lease accounting. The ASU also eliminates real estate-specific provisions and modifies certain aspects of lessor accounting. The ASU is effective for interim and annual periods beginning after December 15, 2018. Adoption of the ASU is modified retrospective. The Company is currently assessing the impact of the ASU on its condensed consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-06, Contingent Put and Call Options in Debt Instruments, to clarify when a contingent put or call option to accelerate the repayment of debt is an embedded derivative. The ASU is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. Adoption of the ASU is modified retrospective. The Company is currently assessing the impact of the ASU on its condensed consolidated financial statements.

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (continued)

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, to simplify the accounting for the income tax effects from share-based compensation, the accounting for forfeitures and the accounting for statutory income tax withholding, among others. The ASU is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. Adoption of the ASU is modified retrospective, retrospective and prospective, depending on the specific provision being adopted. The Company is currently assessing the impact of the ASU on its condensed consolidated financial statements.

3. Goodwill and Intangible Assets

The Company is in the process of completing the valuation of certain assets and liabilities from the Ilioss acquisition in the third quarter of 2015, including the gross amounts of certain intangible assets presented in the table below amounting to $6.4 million. Such amounts are preliminary and subject to change. There were no material changes recorded in the three months ended March 31, 2016 related to the amounts reported in the Company’s Form 10-K for the year ended December 31, 2015, except for the periodic amortization of the intangible assets.

Goodwill

As of March 31, 2016, the carrying value of goodwill was $321.9 million. There were no changes to the carrying value of goodwill during the three months ended March 31, 2016 and 2015.

Intangible Assets

The following is a summary of intangible assets as of March 31, 2016 (in thousands):

	Weighted-
	average
	useful life		Accumulated
	(in years)	Gross	amortization	Net
Developed technology - Silevo	10	$115,000	$(17,471)	$97,529
Developed technology - Zep Solar	7	60,100	(19,822)	40,278
Trademarks and trade names	7	24,700	(8,138)	16,562
Marketing database	5	17,427	(10,650)	6,777
PowerSaver agreement	10	17,077	(4,388)	12,689
Non-compete agreements	5	7,189	(3,648)	3,541
Customer relationships	6	6,190	(817)	5,373
Other	6	10,028	(5,760)	4,268
Total	8.26	$257,711	$(70,694)	$187,017

The following is a summary of intangible assets as of December 31, 2015 (in thousands):

	Weighted-
	average
	useful life		Accumulated
	(in years)	Gross	amortization	Net
Developed technology - Silevo	10	$115,000	$(14,596)	100,404
Developed technology - Zep Solar	7	60,100	(17,664)	42,436
Trademarks and trade names	7	24,700	(7,256)	17,444
Marketing database	5	17,427	(9,953)	7,474
PowerSaver agreement	10	17,077	(3,961)	13,116
Non-compete agreements	5	7,189	(3,272)	3,917
Customer relationships	6	6,190	(542)	5,648
Other	6	10,028	(5,223)	4,805
Total	8.26	$257,711	$(62,467)	$195,244

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (continued)

All intangible assets are amortized over their estimated useful lives. The changes to the carrying value of intangible assets were as follows (in thousands):

March 31, 2016
Balance - beginning of the period	$195,244
Amortization	(8,227)
Balance - end of the period	$187,017

Amortization expense from intangible assets for the three months ended March 31, 2016 and 2015 was allocated as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Included in depreciation, amortization and warranty	$5,177	$5,163
Included in sales and marketing	3,050	2,924
Total amortization expense	$8,227	$8,087

No intangible assets were impaired during the three months ended March 31, 2016 and 2015.

As of March 31, 2016, the total future amortization expense from intangible assets was as follows (in thousands):

	Depreciation, amortization and warranty	Sales and marketing	Total
Nine months ending December 31, 2016	$15,520	$8,638	$24,158
2017	20,541	10,609	31,150
2018	20,541	9,237	29,778
2019	20,541	6,329	26,870
2020	19,821	6,129	25,950
Thereafter	44,533	4,578	49,111
Total	$141,497	$45,520	$187,017

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (continued)

4. Selected Balance Sheet Components

Selected components of the consolidated balance sheets were as follows (in thousands):

	March 31, 2016	December 31, 2015
Inventories:
Raw materials	$295,967	$335,439
Work in progress	10,719	7,512
Total	$306,686	$342,951

Solar Energy Systems, Leased and To Be Leased - Net:
Solar energy systems leased to customers	$3,935,400	$3,619,214
Initial direct costs related to customer solar energy system lease acquisition costs	431,801	383,506
	4,367,201	4,002,720
Less accumulated depreciation and amortization	(312,482)	(275,158)
	4,054,719	3,727,562
Solar energy systems under construction	353,050	358,010
Solar energy systems to be leased to customers	381,166	289,981
Solar energy systems, leased and to be leased - net(1)(2)	$4,788,935	$4,375,553

Property, Plant and Equipment - Net
Manufacturing facilities - Fremont, California:
Manufacturing and lab equipment	$86,218	$84,418
Leasehold improvements	54,926	53,902
Manufacturing facilities - China:
Manufacturing and lab equipment	21,524	21,714
Land and buildings	6,711	6,711
Vehicles	41,569	44,036
Computer hardware and software	45,702	41,294
Furniture and fixtures	14,536	13,611
Leasehold improvements - other	21,785	19,546
Other(3)	41,717	30,861
	334,688	316,093
Less accumulated depreciation and amortization	(64,579)	(53,706)
Property, plant and equipment - net	$270,109	$262,387

Accrued and Other Current Liabilities:
Accrued expenses	$86,102	$110,050
Accrued compensation	78,419	64,988
Current portion of contingent consideration	48,320	42,912
Accrued warranty	26,274	22,993
Accrued professional services fees	10,097	9,915
Current portion of capital lease obligation	10,046	8,208
Other current liabilities	18,033	17,440
Total	$277,291	$276,506

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (continued)

	March 31, 2016	December 31, 2015
Other Liabilities and Deferred Credits:
Deferred gain on sale-leaseback transactions, net of current portion	$50,736	$51,547
Deferred rent expense	16,852	16,184
Capital lease obligation	41,123	39,475
Liability for receipts from an investor(4)	48,209	17,975
Contingent consideration	81,363	80,096
Participation interest	16,139	15,919
Other non-current liabilities	101,710	57,810
Total	$356,132	$279,006

(1)

Included in solar energy systems leased to customers as of March 31, 2016 and December 31, 2015 was $66.4 million for each period related to capital leased assets with an accumulated depreciation of $11.3 million and $10.6 million, respectively.

(2)

Included in solar energy systems leased to customers as of March 31, 2016 and December 31, 2015 was $8.3 million and $6.3 million, respectively, related to energy storage systems with an accumulated depreciation of $0.6 million and $0.5 million, respectively.

(3)

Included in other property, plant and equipment - net as of March 31, 2016 and December 31, 2015 was $35.5 million and $29.1 million, respectively, related to capital leased assets with an accumulated depreciation of $7.8 million and $5.6 million, respectively.

(4)

The liability for receipts from an investor represents amounts received from an investor under a lease pass-through fund arrangement for monetization of investment tax credits, or ITCs, for assets not yet placed in service. This amount is reclassified to deferred revenue when the assets are placed in service.

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (continued)

5. Indebtedness

The following is a summary of the Company’s debt as of March 31, 2016 (dollars in thousands):

	Unpaid			Unused
	Principal	Net Carrying Value		Borrowing
	Balance	Current	Long-Term	Capacity	Interest Rate	Maturity Dates
Recourse debt:
Secured revolving credit facility	$375,000	$23,332	$347,860	$692	3.7%-5.8%	December 2016 - December 2017
Vehicle and other loans	20,680	8,713	11,968	—	2.5%-7.6%	April 2016 - June 2019
2.75% convertible senior notes due in 2018	230,000	—	226,166	—	2.8%	November 2018
1.625% convertible senior notes due in 2019	566,000	—	556,634	—	1.6%	November 2019
Zero-coupon convertible senior notes due in 2020	113,000	—	112,785	—	0.0%	December 2020
Solar Bonds	216,571	179,296	36,887	*	1.1%-5.8%	April 2016 - January 2031
Total recourse debt	1,521,251	211,341	1,292,300	692
Non-recourse debt:
Term loan due in December 2016	112,483	111,537	—	—	3.9%	December 2016
Term loan due in December 2017	30,184	—	28,747	13,871	3.8%	December 2017
Term loan due in January 2021	152,362	—	147,420	7,638	4.1%	January 2021
MyPower revolving credit facility	113,677	111,839	—	126,323	3.3%-5.8%	January 2017
Revolving aggregation credit facility	562,182	—	551,178	87,818	3.7%-3.9%	December 2017
Solar Renewable Energy Credit Term Loan	15,000	—	14,692	—	9.9%	April 2017
Solar Asset-backed Notes, Series 2013-1	45,063	3,400	38,858	—	4.8%	November 2038
Solar Asset-backed Notes, Series 2014-1	63,689	2,895	58,171	—	4.6%	April 2044
Solar Asset-backed Notes, Series 2014-2	190,231	6,873	177,018	—	4.0%-Class A 5.4%-Class B	July 2044
Solar Asset-backed Notes, Series 2015-1	120,525	1,069	114,571	—	4.2%-Class A 5.6%-Class B	August 2045
Solar Asset-backed Notes, Series 2016-1	52,150	1,573	45,879	—	5.3%-Class A 7.5%-Class B	September 2046
Solar Loan-backed Notes, Series 2016-A	185,000	2,007	171,837	—	4.8%-Class A 6.9%-Class B	September 2048
Total non-recourse debt	1,642,546	241,193	1,348,371	235,650
Total debt	$3,163,797	$452,534	$2,640,671	$236,342

*

Out of the $350.0 million authorized to be issued by the Company’s board of directors, $133.4 million remained available to be issued. See below and Note 11, Related Party Transactions, for Solar Bonds issued to related parties.

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (continued)

The following is a summary of the Company’s debt as of December 31, 2015 (dollars in thousands):

	Unpaid			Unused
	Principal	Net Carrying Value		Borrowing
	Balance	Current	Long-Term	Capacity	Interest Rate	Maturity Date
Recourse debt:
Secured revolving credit facility	$360,000	$22,320	$333,287	$13,053	3.5%-5.8%	December 2016 - December 2017
Vehicle and other loans	28,173	12,562	15,610	—	2.5%-7.6%	January 2016 - June 2019
2.75% convertible senior notes due in 2018	230,000	—	225,795	—	2.8%	November 2018
1.625% convertible senior notes due in 2019	566,000	—	555,981	—	1.6%	November 2019
Zero-coupon convertible senior notes due in 2020	113,000	—	112,784	—	0.0%	December 2020
Solar Bonds	214,324	178,309	35,778	#	1.3%-5.8%	January 2016 - December 2030
Total recourse debt	1,511,497	213,191	1,279,235	13,053
Non-recourse debt:
Term loan due in May 2016	34,622	33,918	—	—	3.5%	May 2016
Term loan due in December 2016	112,483	111,248	—	—	3.6%-3.7%	December 2016
MyPower revolving credit facility	213,125	—	210,735	26,875	3.0%-5.5%	January 2017
Revolving aggregation credit facility	455,693	—	446,963	194,307	3.1%-3.2%	December 2017
Solar Asset-backed Notes, Series 2013-1	45,845	3,342	39,669	—	4.8%	November 2038
Solar Asset-backed Notes, Series 2014-1	64,431	2,855	58,938	—	4.6%	April 2044
Solar Asset-backed Notes, Series 2014-2	193,755	6,319	181,041	—	4.0%-Class A 5.4%-Class B	July 2044
Solar Asset-backed Notes, Series 2015-1	122,295	1,348	116,019	—	4.2%-Class A 5.6%-Class B	August 2045
Total non-recourse debt	1,242,249	159,030	1,053,365	221,182
Total debt	$2,753,746	$372,221	$2,332,600	$234,235

#

Out of the $350.0 million authorized to be issued by the Company’s board of directors, $135.7 million remained available to be issued. See below and Note 11, Related Party Transactions, for Solar Bonds issued to related parties.

Recourse debt refers to debt that is recourse to the Company’s general assets. Non-recourse debt refers to debt that is recourse to only specified assets or subsidiaries of the Company. The differences between the unpaid principal balances and the net carrying values are due to debt discounts and deferred financing costs. As of March 31, 2016, the Company was in compliance with all financial debt covenants. The Company’s debt is described further below except for the vehicle and other loans and the convertible senior notes, which did not change materially in the three months ended March 31, 2016.

Recourse Debt Facilities:

Secured Revolving Credit Facility

The Company has entered into a revolving credit agreement with a syndicate of banks to fund working capital, letters of credit and general corporate needs, with a total committed amount of $398.5 million. Borrowed funds bear interest, at the Company’s option, at an annual rate of (a) 3.25% plus LIBOR or (b) 2.25% plus the highest of (i) the federal funds rate plus 0.50%, (ii) Bank of America’s published “prime rate” or (iii) LIBOR plus 1.00%. The fee for undrawn commitments is 0.375% per annum. The secured revolving credit facility is secured by certain of the Company’s accounts receivable, inventory, machinery, equipment and other assets.

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (continued)

Solar Bonds

In October 2014, the Company commenced issuing Solar Bonds, which are senior unsecured obligations that are structurally subordinate to the indebtedness and other liabilities of the Company’s subsidiaries. Solar Bonds have been issued under multiple series that have various fixed terms and interest rates. In September 2015, the Company commenced issuing Solar Bonds with variable interest rates that reset quarterly and that can be redeemed quarterly at the option of the bondholder or the Company, with 30-day advance notice. The Company intends to continue to issue Solar Bonds from time to time depending on market conditions.

In March 2015, Space Exploration Technologies Corporation, or SpaceX, purchased $90.0 million in aggregate principal amount of 2.00% Solar Bonds due in March 2016. In June 2015, SpaceX purchased an additional $75.0 million in aggregate principal amount of 2.00% Solar Bonds due in June 2016. In March 2016, $90.0 million in aggregate principal amount of the Solar Bonds held by SpaceX matured, and the proceeds were reinvested by SpaceX in $90.0 million in aggregate principal amount of 4.40% Solar Bonds due in March 2017. SpaceX is considered a related party, the Company has also issued Solar Bonds to other related parties and such Solar Bonds are separately presented on the consolidated balance sheets (see Note 11, Related Party Transactions).

Non-Recourse Debt Facilities:

Term Loan Due in May 2016

On May 23, 2014, a subsidiary of the Company entered into an agreement with a syndicate of banks for a term loan of $125.0 million. The term loan bore interest at an annual rate of 3.00% to 4.00%, depending on the cumulative period the term loan was outstanding, plus LIBOR or, at the Company’s option, plus the highest of (i) the Federal Funds Rate plus 0.50%, (ii) Bank of America’s published “prime rate” or (iii) LIBOR plus 1.00%. The term loan was secured by certain assets and cash flows of the subsidiary and was non-recourse to the Company’s other assets or cash flows. In the first quarter of 2016, the Company fully repaid the term loan.

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

Term Loan Due in December 2017

On March 31, 2016, a consolidated subsidiary of the Company entered into an agreement for a term loan of $50.0 million. On April 6, 2016, the agreement was amended to increase the maximum term loan availability to $150.0 million. The term loan bears interest at an annual rate of the lender’s cost of funds plus 3.25%. The fee for undrawn commitments is 0.85% per annum. The term loan is secured by substantially all of the assets and cash flows of the subsidiary and is non-recourse to the Company’s other assets and cash flows.

Term Loan Due in January 2021

In January 2016, a subsidiary of the Company entered into an agreement with a syndicate of banks for a term loan of $160.0 million. The term loan bears interest at an annual rate of three-month LIBOR plus 3.50%. The term loan is secured by substantially all of the assets of the subsidiary, including its interests in certain financing funds, and is non-recourse to the Company’s other assets.

MyPower Revolving Credit Facility

On January 9, 2015, a subsidiary of the Company entered into a $200.0 million revolving credit agreement with a syndicate of banks to obtain funding for the MyPower customer loan program. The MyPower revolving credit facility initially provided up to $160.0 million of Class A notes and up to $40.0 million of Class B notes. On December 16, 2015, the committed amount under the Class A notes was increased to $200.0 million. The Class A notes bear interest at an annual rate of (i) for the first $160.0 million, 2.50% and (ii) for the remaining $40.0 million, 3.00%; in each case, plus (a) the commercial paper rate or (b) 1.50% plus adjusted

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (continued)

LIBOR. The Class B notes bear interest at an annual rate of 5.00% plus LIBOR. The fee for undrawn commitments under the Class A notes is 0.50% per annum for the first $160.0 million of undrawn commitments and 0.75% per annum for the remaining $40.0 million of undrawn commitments, if any. The fee for undrawn commitments under the Class B notes is 0.50% per annum. The MyPower revolving credit facility is secured by the payments owed to the Company or its subsidiaries under MyPower customer loans and is non-recourse to the Company’s other assets. In the first quarter of 2016, the Company repaid $168.2 million of the principal outstanding under the MyPower revolving credit facility.

Revolving Aggregation Credit Facility

On May 4, 2015, a subsidiary of the Company entered into an agreement with a syndicate of banks for a revolving aggregation credit facility with a total committed amount of $500.0 million. On July 13, 2015, the total committed amount was increased to $650.0 million. On March 23, 2016, the agreement was amended to modify the interest rates, extend the availability period and extend the maturity date. The revolving aggregation credit facility bears interest at an annual rate of 3.25% plus (i) for commercial paper loans, the commercial paper rate and (ii) for LIBOR loans, at the Company’s option, three-month LIBOR or daily LIBOR. The revolving aggregation credit facility is secured by certain assets and cash flows of certain subsidiaries of the Company and is non-recourse to the Company’s other assets. In the first quarter of 2016, the Company repaid $2.4 million of the principal outstanding under the revolving aggregation credit facility.

Solar Renewable Energy Credit Term Loan

On March 31, 2016, a subsidiary of the Company entered into an agreement for a term loan of $15.0 million. The term loan bears interest at an annual rate of one-month LIBOR plus 9.00% or, at the Company’s option, 8.00% plus the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the prime rate or (iii) one-month LIBOR plus 1.00%. The term loan is secured by substantially all of the assets of the subsidiary, including its rights under forward contracts to sell solar renewable energy credits, and is non-recourse to the Company’s other assets.

Solar Asset-backed Notes, Series 2013-1

The Company has structured and entered into various solar asset-backed note securitization transactions pursuant to its financial strategy of monetizing solar assets at the lowest cost of capital.

In November 2013, the Company pooled and transferred qualifying solar energy systems and the associated customer contracts into a special purpose entity, or SPE, and issued $54.4 million in aggregate principal of Solar Asset-backed Notes, Series 2013-1, backed by these solar assets to certain investors. The SPE is wholly owned by the Company and is consolidated in the Company’s financial statements. Accordingly, the Company did not recognize a gain or loss on the transfer of these solar assets. As of March 31, 2016, these solar assets had a carrying value of $137.1 million and are included under solar energy systems, leased and to be leased — net, in the consolidated balance sheets. The Solar Asset-backed Notes were issued at a discount of 0.05%. The cash flows generated by these solar assets are used to service the monthly principal and interest payments on the Solar Asset-backed Notes and satisfy the SPE’s expenses, and any remaining cash is distributed to a wholly owned subsidiary of the Company. The Company recognizes revenue earned from the associated customer contracts in accordance with the Company’s revenue recognition policy. The assets and cash flows generated by the qualifying solar energy systems are not available to the other creditors of the Company, and the creditors of the SPE, including the Solar Asset-backed Note holders, have no recourse to the Company’s other assets. The Company contracted with the SPE to provide operations and maintenance and administrative services for the qualifying solar energy systems.

In connection with the pooling of the assets that were transferred to the SPE in November 2013, the Company terminated a lease pass-through arrangement with an investor. The lease pass-through arrangement had been accounted for as a borrowing and any amounts outstanding from the lease pass-through arrangement were recorded as a lease pass-through financing obligation. The balance that was then outstanding from the lease pass-through arrangement was $56.4 million. The Company paid the investor an aggregate of $40.2 million, and the remaining balance is to be paid over time. The remaining balance is paid using the net cash flows generated by the same assets previously leased under the lease pass-through arrangement, after payment of the principal and interest on the Solar Asset-backed Notes and expenses related to the assets and the Solar Asset-backed Notes, including asset management fees, custodial fees and trustee fees, and was contractually documented as a right to participate in future cash flows of the SPE. This right to participate in future residual cash flows generated by the assets of the SPE has been recorded as a component of other liabilities and deferred credits for the non-current portion and as a component of accrued and other current liabilities for the current portion under the caption “participation interest.” The Company accounted for the participation interest as a liability because the investor has no voting or management rights in the SPE, the participation interest would terminate upon the investor achieving a specified return and the

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (continued)

investor has the option to put the participation interest to the Company on August 3, 2021 for the amount necessary for the investor to achieve the specified return, which would require the Company to settle the participation interest in cash. In addition, under the terms of the participation interest, the Company has the option to purchase the participation interest from the investor for the amount necessary for the investor to achieve the specified return.

Solar Asset-backed Notes, 2014-1

In April 2014, the Company pooled and transferred qualifying solar energy systems and the associated customer contracts into a SPE and issued $70.2 million in aggregate principal of Solar Asset-backed Notes, Series 2014-1, backed by these solar assets to certain investors. The SPE is wholly owned by the Company and is consolidated in the Company’s financial statements. Accordingly, the Company did not recognize a gain or loss on the transfer of these solar assets. As of March 31, 2016, these solar assets had a carrying value of $128.4 million and are included under solar energy systems, leased and to be leased — net, in the consolidated balance sheets. The Solar Asset-backed Notes were issued at a discount of 0.01%. The cash flows generated by these solar assets are used to service the monthly principal and interest payments on the Solar Asset-backed Notes and satisfy the SPE’s expenses, and any remaining cash is distributed to a wholly owned subsidiary of the Company. The Company recognizes revenue earned from the associated customer contracts in accordance with the Company’s revenue recognition policy. The assets and cash flows generated by the qualifying solar energy systems are not available to the other creditors of the Company, and the creditors of the SPE, including the Solar Asset-backed Note holders, have no recourse to the Company’s other assets. The Company contracted with the SPE to provide operations and maintenance and administrative services for the qualifying solar energy systems.

Solar Asset-backed Notes, Series 2014-2

In July 2014, the Company pooled and transferred qualifying solar energy systems and the associated customer contracts into a SPE and issued $160.0 million in aggregate principal of Solar Asset-backed Notes, Series 2014-2, Class A, and $41.5 million in aggregate principal of Solar Asset-backed Notes, Series 2014-2, Class B, backed by these solar assets to certain investors. The SPE is wholly owned by the Company and is consolidated in the Company’s financial statements. Accordingly, the Company did not recognize a gain or loss on the transfer of these solar assets. As of March 31, 2016, these solar assets had a carrying value of $273.1 million and are included under solar energy systems, leased and to be leased — net, in the consolidated balance sheets. The Solar Asset-backed Notes were issued at a discount of 0.01%. These solar assets and the associated customer contracts are leased to an investor under a lease pass-through arrangement that the Company has accounted for as a borrowing. The rent paid by the investor under the lease pass-through arrangement is used (and, following the expiration of the lease pass-through arrangement, the cash generated by these solar assets will be used) to service the monthly principal and interest payments on the Solar Asset-backed Notes and satisfy the SPE’s expenses, and any remaining cash is distributed to a wholly owned subsidiary of the Company. The Company recognizes revenue earned from the associated customer contracts in accordance with the Company’s revenue recognition policy. The assets and cash flows generated by these solar assets are not available to the other creditors of the Company, and the creditors of the SPE, including the Solar Asset-backed Note holders, have no recourse to the Company’s other assets. The Company contracted with the SPE to provide operations and maintenance and administrative services for the qualifying solar energy systems.

Solar Asset-backed Notes, Series 2015-1

In August 2015, the Company pooled and transferred its interests in certain financing funds into a SPE and issued $103.5 million in aggregate principal of Solar Asset-backed Notes, Series 2015-1, Class A, and $20.0 million in aggregate principal of Solar Asset-backed Notes, Series 2015-1, Class B, backed by these solar assets to certain investors. The SPE is wholly owned by the Company and is consolidated in the Company’s financial statements. Accordingly, the Company did not recognize a gain or loss on the transfer of these solar assets and continues to consolidate the underlying financing funds (see Note 6, VIE Arrangements). The Solar Asset-backed Notes were issued at a discount of 0.05% for Class A and 1.46% for Class B. The cash distributed by the underlying financing funds to the SPE are used to service the semi-annual principal and interest payments on the Solar Asset-backed Notes and satisfy the SPE’s expenses, and any remaining cash is distributed to a wholly owned subsidiary of the Company. The SPE’s assets and cash flows are not available to the other creditors of the Company, and the creditors of the SPE, including the Solar Asset-backed Note holders, have no recourse to the Company’s other assets.

Solar Asset-backed Notes, Series 2016-1

In February 2016, the Company transferred qualifying solar energy systems and the associated customer contracts into a SPE and issued $52.2 million in aggregate principal of Solar Asset-backed Notes, Series 2016-1, backed by these solar assets to certain investors. The SPE is wholly owned by the Company and is consolidated in the Company’s financial statements. Accordingly, the

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (continued)

Company did not recognize a gain or loss on the transfer of these solar assets. As of March 31, 2016, these solar assets had a carrying value of $73.5 million and are included under solar energy systems, leased and to be leased — net, in the consolidated balance sheets. The Solar Asset-backed Notes were issued at a discount of 6.71%. These solar assets and the associated customer contracts are leased to an investor under a lease pass-through arrangement that the Company has accounted for as a borrowing. The rent paid by the investor under the lease pass-through arrangement is used (and, following the expiration of the lease pass-through arrangement, the cash generated by these solar assets will be used) to service the semi-annual principal and interest payments on the Solar Asset-backed Notes and satisfy the SPE’s expenses, and any remaining cash is distributed to a wholly owned subsidiary of the Company. The Company recognizes revenue earned from the associated customer contracts in accordance with the Company’s revenue recognition policy. The assets and cash flows generated by these solar assets are not available to the other creditors of the Company, and the creditors of the SPE, including the Solar Asset-backed Note holders, have no recourse to the Company’s other assets. The Company contracted with the SPE to provide operations and maintenance and administrative services for the qualifying solar energy systems.

Solar Loan-backed Notes, Series 2016-A

On January 21, 2016, the Company pooled and transferred certain MyPower customer notes receivable into a SPE and issued $151.6 million in aggregate principal of Solar Loan-backed Notes, Series 2016-A, Class A, and $33.4 million in aggregate principal of Solar Loan-backed Notes, Series 2016-A, Class B, backed by these notes receivable to certain investors. The SPE is wholly owned by the Company and is consolidated in the Company’s financial statements. Accordingly, the Company did not recognize a gain or loss on the transfer of these notes receivable. The Solar Loan-backed Notes were issued at a discount of 3.22% for Class A and 15.90% for Class B. The payments received by the SPE under these notes receivable are used to service the semi-annual principal and interest payments on the Solar Loan-backed Notes and satisfy the SPE’s expenses, and any remaining cash is distributed to a wholly owned subsidiary of the Company. The SPE’s assets and cash flows are not available to the other creditors of the Company, and the creditors of the SPE, including the Solar Loan-backed Note holders, have no recourse to the Company’s other assets.

6. VIE Arrangements

The Company has entered into various arrangements with investors to facilitate funding and monetization of solar energy systems.

Wholly owned subsidiaries of the Company and fund investors formed and contributed cash or assets to various solar financing funds and entered into related agreements. The following table shows the number of funds by investor classification, carrying value of the solar energy systems in the funds, total investor contributions received and undrawn investor contributions as of March 31, 2016 (in thousands, except for number of funds):

		Total		Carrying
		Investor	Undrawn	Value of
Investor	Number	Contributions	Investor	Solar Energy
Classification	of Funds	Received	Contributions	Systems
Financial institutions	24	$2,155,094	$155,808	$2,436,129
Corporations	7	307,344	23,545	398,059
Utilities	4	316,125	34,812	322,006
Other investors	1	1,788	—	3,184
Total	36	$2,780,351	$214,165	$3,159,378

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

Pursuant to management services, maintenance and warranty arrangements, the Company has been contracted to provide services to the funds, such as operations and maintenance support, accounting, lease servicing and performance reporting. In some instances, the Company has guaranteed payments to the investors as specified in the contractual agreements. A fund’s creditors have no recourse to the general credit of the Company or to that of other funds. None of the assets of the funds have been pledged as collateral for their obligations.

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

As of March 31, 2016 the Company was contractually required to make payments to a fund investor in order to ensure the investor is projected to achieve a specified minimum return annually. The amounts of any potential future payments under this guarantee are dependent on the amounts and timing of future distributions to the investor from the fund, the tax benefits that accrue to the investor from the fund’s activities and the amount and timing of the Company’s purchase of the investor’s interest in the fund or the amount and timing of the distributions to the investor upon liquidation of the fund. Due to uncertainties associated with estimating the amount and timing of distributions to the investor and the possibility and timing of the liquidation of the fund, the Company is unable to determine the potential maximum future payments that it would have to make under this guarantee.

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

The Company presents the solar energy systems in the VIEs under solar energy systems, leased and to be leased – net in the consolidated balance sheets. The aggregate carrying values of the VIEs’ assets and liabilities, after elimination of intercompany transactions and balances, in the consolidated balance sheets were as follows (in thousands):

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$59,559	$32,105
Restricted cash	44	44
Accounts receivable - net	17,748	10,116
Rebates receivable	6,816	6,220
Prepaid expenses and other current assets	2,088	1,740
Total current assets	86,255	50,225
Solar energy systems, leased and to be leased - net	3,159,378	2,779,363
Other assets	14,116	11,204
Total assets	$3,259,749	$2,840,792
Liabilities
Current liabilities:
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	$15,710	$26,769
Current portion of deferred U.S. Treasury grant income	6,506	6,506
Accrued and other current liabilities	788	598
Customer deposits	2,802	2,928
Current portion of deferred revenue	21,623	24,794
Total current liabilities	47,429	61,595
Deferred revenue, net of current portion	297,765	308,798
Deferred U.S. Treasury grant income, net of current portion	162,564	164,191
Other liabilities and deferred credits	10,022	28,460
Total liabilities	$517,780	$563,044

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (continued)

The Company is contractually obligated to make certain fund investors whole if they suffer certain losses resulting from the disallowance or recapture of ITCs or U.S. Treasury grants. The Company accounts for distributions due to the fund investors arising from a reduction of anticipated ITCs or U.S. Treasury grants received under distributions payable to noncontrolling interests and redeemable noncontrolling interests in the consolidated balance sheets. As of March 31, 2016 and December 31, 2015, the Company had accrued $2.7 million for each period for this obligation, which is included under distributions payable to noncontrolling interests and redeemable noncontrolling interests on the consolidated balance sheets.

7. Redeemable Noncontrolling Interests in Subsidiaries

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

Balance at December 31, 2015	$320,935
Contributions from redeemable noncontrolling interests	145,488
Net loss	(135,169)
Distributions to redeemable noncontrolling interests	(13,580)
Acquisition of noncontrolling interests	(13,665)
Balance at March 31, 2016	$304,009

The acquisition of redeemable noncontrolling interests above relates to the Company’s purchase of the third party investors’ interest in the Chinese joint venture between one of its subsidiaries, Silevo, and the investors, for $13.7 million.

8. Equity

The changes in total stockholders’ equity and noncontrolling interests in subsidiaries were as follows (in thousands):

	Total	Noncontrolling
	Stockholders'	Interests in	Total
	Equity	Subsidiaries	Equity
Balance, December 31, 2015	$878,566	$535,062	$1,413,628
Contributions from noncontrolling interests	—	131,030	131,030
Tax benefit of stock option exercises	1,983	—	1,983
Stock-based compensation expense	29,078	—	29,078
Issuance of common stock upon exercise of stock options for cash	1,243	—	1,243
Net loss	(24,988)	(122,948)	(147,936)
Distributions to noncontrolling interests	—	(10,963)	(10,963)
Balance, March 31, 2016	$885,882	$532,181	$1,418,063

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (continued)

9. Equity Award Plans

Stock Options

On September 15, 2015, the Chief Executive Officer and the Chief Technology Officer, the Company founders, were granted non-statutory stock option awards, or Founder Awards, with both market and performance vesting conditions. The exercise price per share of the Founder Awards is $48.97. The Chief Executive Officer’s Founder Award covers up to 3.0 million shares of the Company’s common stock, and the Chief Technology Officer’s Founder Award covers up to 2.0 million shares of the Company’s common stock. The Founder Awards have a maximum term of 10 years from the date of grant and vest in 10 equal tranches based on the achievement of specified operational goals and the 90-trading day average price of the Company’s common stock achieving certain targets on specified measurement dates. In the event of a change in control or a termination of employment, all vesting under the related Founder Award would cease, and any unvested portion would be cancelled.

A summary of stock option activity is as follows (in thousands, except per share amounts):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value
Outstanding - December 31, 2015	18,315	$38.43	7.74	$293,855
Granted (weighted-average fair value of $20.14)	426	33.95
Exercised	(224)	5.55		4,637
Canceled	(580)	67.11
Outstanding - March 31, 2016	17,937	$37.81	7.56	$104,127
Options vested and exercisable - March 31, 2016	8,177	$23.03	5.89	$101,978
Options vested and expected to vest - March 31, 2016	15,181	$35.58	7.24	$104,050

As of March 31, 2016, 65.9% of the non-vested stock options outstanding had a performance feature that is required to be satisfied before they become vested and exercisable, including 5.0 million non-vested stock options outstanding under the Founder Awards. The grant date fair market value of the stock options that vested in the three months ended March 31, 2016 and 2015 was $22.3 million and $23.8 million, respectively.

As of March 31, 2016 and December 31, 2015, there was $237.8 million and $265.3 million, respectively, of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock options, which are expected to be recognized over the weighted-average period of 5.43 years and 5.56 years, respectively; including $111.9 million as of March 31, 2016 from the Founder Awards.

Under ASC 718, the Company estimates the fair value of stock options on their grant dates using the Black-Scholes option valuation model, except for the Founder Awards for which the Company uses a Monte Carlo simulation performed by an independent expert, and applies the straight-line method of expense attribution to each award tranche prospectively. The fair values were estimated on each grant date with the following weighted-average assumptions used in the Black-Scholes option valuation model:

	Three Months Ended March 31,
	2016	2015
Dividend yield	0%	0%
Annual risk-free rate of return	1.62%	1.56%
Expected volatility	64.41%	76.90%
Expected term (years)	6.08	6.12

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

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (continued)

Restricted Stock Units

The Company began granting restricted stock units, or RSUs, to employees, directors and consultants in 2012 under the Company’s 2012 Equity Incentive Plan. A summary of RSU activity is as follows (in thousands, except per share amounts):

		Weighted-
	Restricted	Average
	Stock	Fair
	Units	Value
Outstanding - December 31, 2015	3,577	$49.53
Granted	591	17.38
Vested	(209)	56.32
Cancelled	(323)	45.24
Outstanding - March 31, 2016	3,636	$44.29
Expected to vest - March 31, 2016	2,842	$45.18

The grant date fair value of RSUs vested was $11.8 million and $1.6 million for the three months ended March 31, 2016 and 2015, respectively. Under ASC 718, the Company determines the fair value of RSUs granted on each grant date based on the fair value of the Company’s common stock on the grant date and applies the straight-line method of expense attribution. As of March 31, 2016 and December 31, 2015, there was $110.4 million and $121.5 million, respectively, of total unrecognized stock-based compensation expense, net of estimated forfeitures, from RSUs, which are expected to be recognized over the weighted-average period of 3.22 years and 3.31 years, respectively.

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

The amount of stock-based compensation expense recognized during the three months ended March 31, 2016 and 2015 was $28.9 million and $24.5 million, respectively. The amount of capitalized stock-based compensation expense was as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Capitalized under:
Inventories	$357	$250
Other assets	$409	$642
Property, plant and equipment - net	$2,063	$606
Solar energy systems, leased and to be leased - net	$7,445	$4,638

Stock-based compensation expense was included in cost of revenue and operating expenses as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Total cost of revenue	$435	$320
Sales and marketing	$7,521	$3,765
General and administrative	$8,407	$10,143
Research and development	$2,224	$4,133

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (continued)

10. Income Taxes

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

The income tax expense for the three months ended March 31, 2016 and 2015 was determined based on the Company’s estimated consolidated effective income tax rates of negative 0.02% and 0.43%, respectively. The differences between the estimated consolidated effective income tax rates and the U.S. federal statutory rates were primarily attributable to valuation allowances and the current amortization of prepaid tax asset and deferred income tax charge due to inter-company sales held within the consolidated group.

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

11. Related Party Transactions

The Company’s operations included the following related party transactions (in thousands):

	Three Months Ended March 31,
	2016	2015
Expenditures:
Purchases of inventories or equipment from related parties	$3,544	$797
Interest paid or payable to related parties (included in interest expense — net)	$833	$8

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (continued)

Related party balances were comprised of the following (in thousands):

	March 31, 2016	December 31, 2015
Due from related parties (included in accounts receivable)	$5	$30
Due to related parties (included in accounts payable)	$3,244	$3,961
Solar bonds issued to related parties	$165,210	$165,220
Convertible senior notes issued to related parties	$12,975	$12,975
Due to related parties (included in accrued and other current liabilities)	$204	$1,249

The related party transactions were primarily purchases of batteries from Tesla Motors, Inc., or Tesla; issuances or maturities of Solar Bonds held by SpaceX, the Company’s Chief Financial Officer and the Company’s Chief Technology Officer and issuances of convertible senior notes to an entity affiliated with the Chairman of the Company’s board of directors and the Company’s Chief Executive Officer. Tesla is considered a related party because the Chairman of the Company’s board of directors is the Chief Executive Officer and Chairman of Tesla, other members of the Company’s board of directors also serve as members of the board of directors of Tesla and some members of the Company’s board of directors and executive management are also investors in Tesla. SpaceX is considered a related party because the Chairman of the Company’s board of directors is the Chief Executive Officer, Chief Designer, Chairman and a significant stockholder of SpaceX; other members of the Company’s board of directors also serve as members of the board of directors of SpaceX and some members of the Company’s board of directors and executive management are also investors in SpaceX.

In March 2015, SpaceX purchased $90.0 million in aggregate principal amount of 2.00% Solar Bonds due in March 2016. In June 2015, SpaceX purchased an additional $75.0 million in aggregate principal amount of 2.00% Solar Bonds due in June 2016. In March 2016, $90.0 million in aggregate principal amount of the Solar Bonds held by SpaceX matured, and the proceeds were reinvested by SpaceX in $90.0 million in aggregate principal amount of 4.40% Solar Bonds due in March 2017.

12. Commitments and Contingencies

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

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (continued)

then it would be obligated to pay a $41.2 million “program payment” to the Foundation for each year that it fails to meet these requirements. Furthermore, if the agreement is terminated due to a material breach by the Company, then additional amounts might be payable by the Company.

Due to the Company’s involvement with the construction of the facility, its exposure to any potential cost overruns and its other commitments under the agreement, the Company is deemed to be the owner of the facility and the manufacturing equipment owned by the Foundation for accounting purposes during the construction phase. Accordingly, as of March 31, 2016 and December 31, 2015, the Company had recorded a non-cash investment in build-to-suit lease asset under construction of $519.8 million and $284.5 million, respectively, and a corresponding non-cash build-to-suit lease liability on the consolidated balance sheets. The non-cash investing activities and the non-cash financing activities related to this arrangement in the three months ended March 31, 2016 and 2015 amounted to $235.3 million and $26.5 million, respectively.

Indemnification and Guaranteed Returns

As disclosed in Note 6, VIE Arrangements, the Company is contractually committed to compensate certain fund investors for any losses that they may suffer in certain limited circumstances resulting from reductions in U.S. Treasury grants or ITCs. Generally, such obligations would arise as a result of reductions to the value of the underlying solar energy systems as assessed by the U.S. Treasury Department for purposes of claiming U.S. Treasury grants or as assessed by the IRS for purposes of claiming ITCs or U.S. Treasury grants. For each balance sheet date, the Company assesses and recognizes, when applicable, the potential exposure from this obligation based on all the information available at that time, including any guidelines issued by the U.S. Treasury Department on solar energy system valuations for purposes of claiming U.S. Treasury grants and any audits undertaken by the IRS. The Company believes that any payments to the fund investors in excess of the amount already recognized by the Company for this obligation are not probable based on the facts known at the reporting date.

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

As disclosed in Note 6, VIE Arrangements, the Company is contractually required to make payments to one fund investor to ensure that the fund investor achieves a specified minimum internal rate of return. The fund investor has already received a significant portion of the projected economic benefits from U.S. Treasury grant distributions and tax depreciation benefits. The contractual provisions of the fund state that the fund has an indefinite term unless the members agree to dissolve the fund. Based on the Company’s current financial projections regarding the amount and timing of future distributions to the fund investor, the Company does not expect to make any payments as a result of this guarantee and has not accrued any liabilities for this guarantee. The amount of potential future payments under this guarantee is dependent on the amount and timing of future distributions to the fund investor and future tax benefits that accrue to the fund investor. Due to the uncertainties surrounding estimating the amounts of these factors, the Company is unable to estimate the maximum potential payments under this guarantee. To date, the fund investor has achieved the specified minimum internal rate of return as determined in accordance with the contractual provisions of the fund.

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (continued)

The lease pass-through financing funds have a one-time lease payment reset mechanism that occurs after the installation of all solar energy systems in a fund. As a result of this mechanism, the Company may be required to refund master lease prepayments previously received from investors. Any refunds of master lease prepayments would reduce the lease pass-through financing obligation.

Letters of Credit

As of March 31, 2016, the Company had $22.8 million of unused letters of credit outstanding, which carry a fee of 3.4% per annum.

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

In February 2013, two of the Company’s financing funds filed a lawsuit in the United States Court of Federal Claims against the United States government, seeking to recover approximately $14.0 million that the United States Treasury was obligated to pay, but failed to pay, under Section 1603 of the American Recovery and Reinvestment Act of 2009. In February 2016, the government filed a motion seeking leave to assert a counterclaim against the two plaintiff funds on the grounds that the government, in fact, paid them more, not less, than they were entitled to as a matter of law. On May 2, 2016, the Court granted the government’s motion and allowed it to add the counterclaim. If the government is successful in asserting the counterclaim, the Company could then be required to make indemnity payments to the plaintiff funds. The Company believes that the government’s claims are without merit and expects the plaintiff funds to litigate the case vigorously. The Court has set the case for trial in January 2017.

On March 28, 2014, a purported stockholder class action lawsuit was filed in the United States District Court for the Northern District of California against the Company and two of its officers. The complaint alleges claims for violations of the federal securities laws, and seeks unspecified compensatory damages and other relief on behalf of a purported class of purchasers of our securities from March 6, 2013 to March 18, 2014. On April 16, 2015, the District Court dismissed the complaint and allowed the plaintiffs to file an amended complaint in an attempt to remedy the defects in the original complaint. The plaintiffs filed their amended complaint, and the Company filed a renewed motion to dismiss on August 7, 2015. On January 5, 2016, the District Court dismissed the amended complaint and allowed plaintiffs to file a further amended complaint in an attempt to remedy the defects in the existing complaint. The plaintiffs filed the third amended complaint, and the Company has once again filed a motion to dismiss. The Company believes that the claims are without merit and intends to defend itself vigorously. The Company is unable to estimate the possible loss, if any, associated with this lawsuit.

On June 5 and 11, 2014, stockholder derivative actions were filed in the Superior Court of California for the County of San Mateo, purportedly on behalf of the Company and against the board of directors, alleging that the board of directors breached its duties to the Company by failing to prevent the conduct alleged in the pending purported stockholder class action lawsuit. The Company and the individual board member defendants filed a motion to dismiss the complaint, which the Superior Court granted on December 17, 2015, while allowing the plaintiffs an opportunity to file an amended complaint to remedy the defects in the original complaint. On or about March 2, 2016, the plaintiffs informed the Company and the Superior Court that they had sold their shares in the Company during the pendency of the suit. Consequently, the plaintiffs no longer had standing to bring their lawsuit, which they voluntarily dismissed.

On September 18, 2015, a stockholder derivative action was filed in the Court of Chancery of the State of Delaware, purportedly on behalf of the Company and against the board of directors, alleging that the board of directors breached its duties to the Company by

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (continued)

approving stock-based compensation to the non-employee directors that the plaintiff claims is excessive compared to the compensation paid to directors of peer companies. The Company is reviewing the claim and is unable to estimate the possible loss, if any, associated with this lawsuit.

On November 6, 2015, a putative class action lawsuit was filed in the United States District Court for the Northern District of California against the Company. The complaint alleges that the Company made unlawful telephone marketing calls to the plaintiff and others, in violation of the federal Telephone Consumer Protection Act. The plaintiff seeks injunctive relief and statutory damages, on behalf of himself and a certified class. The Company filed a motion to dismiss the complaint, which the District Court denied on April 6, 2016. The Company believes that the claims are without merit and intends to defend itself vigorously. The Company is unable to estimate the possible loss, if any, associated with this lawsuit.

From time to time, claims have been asserted, and may in the future be asserted, including claims from regulatory authorities related to labor practices and other matters. Such assertions arise in the normal course of the Company’s operations. The resolution of any such assertions or claims cannot be predicted with certainty.

13. Basic and Diluted Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the periods presented (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2016	2015
Net loss attributable to stockholders	$(24,988)	$(21,525)
Net loss attributable to common stockholders, basic	$(24,988)	$(21,525)
Net loss attributable to common stockholders, diluted	$(24,988)	$(21,525)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic	98,073,719	96,680,069
Weighted-average shares used to compute net loss per share attributable to common stockholders, diluted	98,073,719	96,680,069
Net loss per share attributable to common stockholders, basic	$(0.25)	$(0.22)
Net loss per share attributable to common stockholders, diluted	$(0.25)	$(0.22)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2016	2015
Common stock options	18,447,447	13,815,595
Restricted stock units	3,655,378	1,322,010
Convertible senior notes	13,930,186	10,505,947

14. Subsequent Events

Financing Fund Upsize

On April 15, 2016, the Company and a financing fund investor reached an agreement to increase the maximum committed investment in the financing fund by the investor from $90.0 million to $180.0 million.

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (continued)

Cash Equity Financing

On May 2, 2016, the Company entered into a financing arrangement with a third party investor for a total committed amount of $227.4 million. Under the financing arrangement, the Company monetized the majority of the cash flows from certain solar energy systems under leases or power purchase agreements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the accompanying notes to those statements included elsewhere in this quarterly report on Form 10-Q and with our annual report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 10, 2016. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” and elsewhere in this quarterly report on Form 10-Q.

Overview

We are the leading installer of residential and commercial solar energy systems in the United States. We offer innovative financing alternatives for our customers. We continually innovate and develop new technologies to facilitate our growth and to enhance the delivery of our products and services. We make it possible to offer energy to our customers at prices below utility rates. Our solar energy systems rely on the energy produced by the sun, allowing our customers to generate energy at their homes and businesses, and to reduce the amount of energy they purchase from utilities. We help put solar energy generation within the reach of our customers by providing a variety of pricing and financing options that minimize or eliminate upfront costs. Our customers have typically achieved a lower overall electricity bill immediately upon installation.

Key Operating Metrics

We regularly review a number of metrics, including the following key operating metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

Installed Customers

We track the number of residential, commercial, government and other customers where we have installed a solar energy system. We track the cumulative number of installed customers as of the end of a given period as an indicator of our historical growth and as an indicator of our rate of expected growth from period to period.

The following table sets forth our cumulative number of installed customers as of the dates presented:

	March 31, 2016	December 31, 2015
Cumulative installed customers	261,268	232,710

Megawatts Deployed and Megawatts Installed

We track megawatts deployed, or the megawatt production capacity of our solar energy systems that have had all required building department inspections completed during the applicable period. This metric includes solar energy systems deployed under energy contracts (residential, commercial or government lease, power purchase agreement or MyPower contracts), as well as solar energy system direct sales. Because the size of our solar energy systems varies greatly, we believe that tracking the megawatt production capacity of deployed systems is an indicator of our growth rate and cost efficiency of our solar energy system business. We track the megawatts deployed in a given period as an indicator of asset growth and efficiency of the scale of our operations in the period. We track cumulative megawatts deployed as of the end of a given period as an indicator of our historical growth.

The following table sets forth the megawatt production capacity of solar energy systems that we have deployed during the periods presented and the cumulative megawatts deployed as of the end of each period presented:

	Three Months Ended March 31,
	2016	2015
Megawatts deployed	245	143
Cumulative megawatts deployed	2,092	1,212

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

	Three Months Ended March 31,
	2016	2015
Megawatts installed	214	153
Cumulative megawatts installed	2,159	1,229

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies or estimates during the three months ended March 31, 2016 from those disclosed in our annual report on Form 10-K for the year ended December 31, 2015.

Certain prior period balances have been reclassified to conform to the current period presentation. In particular, the consolidated statements of operations have been expanded to present revenue generated from periodic billings under long-term contracts, including customer operating leases and MyPower contracts, as well as sales of solar renewable energy credits. Accordingly, the previously presented operating leases and solar energy systems incentives revenue has been separated into (i) revenue generated from periodic billings under operating leases as well as periodic incentives generated by the operating leases; (ii) revenue generated from sales of solar renewable energy credits and (iii) revenue from operating lease prepayments and upfront incentives that is recognized over the term of the operating lease. Additionally, revenue from sales under MyPower contracts, which was previously presented within revenue from solar energy systems and components sales, has been separately presented as revenue from solar energy systems under long-term loan arrangements; this together with periodic operating lease billings and incentives revenue and sales of solar renewable energy credits revenue comprise the total revenue from periodic billings. Furthermore, the cost of revenue line items have also been expanded to conform to the current period revenue presentation and to separately present non-cash expenses, including depreciation, amortization and warranty expenses.

Results of Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated (in thousands, except share and per share amounts).

	Three Months Ended March 31,
	2016	2015
Revenue:
Revenue from periodic billings:
Periodic operating lease billings and incentives	$60,169	$38,104
Sale of solar renewable energy credits	4,943	2,282
Revenue from solar energy systems under long-term loan arrangements	19,110	1,069
Total revenue from periodic billings	84,222	41,455
Solar energy systems and components sales revenue	22,023	11,639
Revenue from operating lease prepayments and upfront incentives	16,327	14,385
Total revenue	122,572	67,479
Cost of revenue:
Cost of periodic billings revenue (exclusive of depreciation and amortization)	16,895	8,904
Cost of solar energy systems and components sales revenue (exclusive of amortization and warranty)	27,634	11,553
Pre-production expense	16,583	—
Depreciation, amortization and warranty	48,035	25,263
Total cost of revenue	109,147	45,720
Gross profit	13,425	21,759
Operating expenses:
Sales and marketing	126,083	86,671
General and administrative	86,926	48,654
Research and development	13,920	12,120
Total operating expenses	226,929	147,445
Loss from operations	(213,504)	(125,686)
Interest and other expenses:
Interest expense (excluding amortization of debt discounts and fees) - recourse debt	9,074	5,393
Interest expense (excluding amortization of debt discounts and fees) - non-recourse debt	14,291	5,173
Other interest expense and amortization of debt discounts and fees, net	9,182	7,955
Other expense, net	37,122	2,104
Total interest and other expenses	69,669	20,625
Loss before income taxes	(283,173)	(146,311)
Income tax benefit (provision)	68	(626)
Net loss	(283,105)	(146,937)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(258,117)	(125,412)
Net loss attributable to stockholders	$(24,988)	$(21,525)
Net loss attributable to common stockholders
Basic	$(24,988)	$(21,525)
Diluted	$(24,988)	$(21,525)
Net loss per share attributable to common stockholders
Basic	$(0.25)	$(0.22)
Diluted	$(0.25)	$(0.22)
Weighted-average shares used to compute net loss per share attributable to common stockholders
Basic	98,073,719	96,680,069
Diluted	98,073,719	96,680,069

Revenue

	Three Months Ended March 31,		Change
(Dollars in thousands)	2016	2015	$	%
Revenue from periodic billings:
Periodic operating lease billings and incentives	$60,169	$38,104	$22,065	58%
Sale of solar renewable energy credits	4,943	2,282	2,661	117%
Revenue from solar energy systems under long-term loan arrangements	19,110	1,069	18,041	1688%
Total Revenue from periodic billings	84,222	41,455	42,767	103%
Solar energy systems and components sales revenue	22,023	11,639	10,384	89%
Revenue from operating lease prepayments and upfront incentives	16,327	14,385	1,942	14%
Total revenue	$122,572	$67,479	$55,093	82%

Total revenue increased by $55.1 million, or 82%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

Periodic operating lease billings and incentives revenue increased by $22.1 million, or 58%, for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. This increase was primarily attributable to the increase in solar energy systems placed in service under leases and power purchase agreements. The average aggregate megawatt production capacity of solar energy systems placed in service under leases during the three months ended March 31, 2016 increased by 53% as compared to the average during the three months ended March 31, 2015. In addition, the megawatt hours produced by solar energy systems under power purchase agreements increased by 81% during the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. The impact of the installed base on the increase in revenue varied in part by the mix between solar energy systems under leases, for which revenue is recognized on a straight-line basis over the lease term, and under power purchase agreements, for which revenue is recognized based on energy produced and when the systems were placed in service.

Sale of solar renewable energy credits increased by $2.7 million, or 117%, for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. This increase was primarily due to the increase in solar energy systems placed in service under leases and power purchase agreements and the resulting increase in solar renewable energy credits generated and sold.

Revenue from solar energy systems under long-term loan arrangements increased by $18.0 million, or 1,688%, for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. The increase was due to the cumulative increase in sales under MyPower contracts that resulted in increased cash collections under MyPower contracts, which are recognized as revenue based on cash receipts. We discontinued offering MyPower contracts in most of our service territories in the first quarter of 2016, and expect to terminate all sales under MyPower arrangements in the course of 2016 as we introduce replacement products.

Sales of solar energy systems and components increased by $10.4 million, or 89%, for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. This increase was primarily due to an $11.2 million increase in revenue from solar energy systems sold under long-term installation contracts recognized on the percentage-of-completion basis. This increase was partially offset by a $1.0 million decrease in revenue from sales of Silevo and Zep Solar products. Revenue from sales of solar energy systems and components has varied considerably and will likely continue to vary considerably from period to period due to customer preferences, solar energy systems sold under long-term installation contracts recognized on the percentage-of-completion basis and sales to government entities.

Revenue from operating lease prepayments and upfront incentives revenue increased by $1.9 million, or 14%, for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. This increase was primarily attributable to the cumulative increase in solar energy systems placed in service under leases and power purchase agreements that qualified for upfront incentives, which resulted in higher periodic amortization.

Cost of Revenue, Gross Profit and Gross Profit Margin

	Three Months Ended March 31,		Change
(Dollars in thousands)	2016	2015	$	%
Cost of periodic billings revenue (exclusive of depreciation and amortization)	$16,895	$8,904	$7,991	90%
Cost of solar energy systems and components sales (exclusive of amortization and warranty)	27,634	11,553	16,081	139%
Pre-production expense	16,583	—	16,583
Depreciation, amortization and warranty	48,035	25,263	22,772	90%
Total cost of revenue	$109,147	$45,720	$63,427	139%

Cost of periodic billings revenue (exclusive of depreciation and amortization) increased by $8.0 million, or 90%, for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. This increase was primarily due to the $7.6 million increase in costs incurred on customer contracts that were ultimately canceled, costs from our dedicated operations and maintenance department and other costs to maintain our operating leases.

Cost of solar energy systems and components sales (exclusive of amortization and warranty) increased by $16.1 million, or 139%, for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. This increase was due to higher sales of solar energy systems and components. Additionally, in the three months ended March 31, 2016, we recorded $5.3 million related to inventory reserves.

Pre-production expense related to costs we incurred at our Fremont, California manufacturing facility prior to achievement of full production capacity and comprised of salaries and personnel-related costs, and other production costs including the cost of raw materials for solar modules run through the production line during this period.

Cost of depreciation, amortization and warranty increased by $22.8 million, or 90%, for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. The increase was primarily due to the $13.0 million increase in depreciation expense arising from the higher aggregate cost of solar energy systems placed in service and generating revenue under solar energy system leases and power purchase agreements. Additionally, the periodic expense recognition of MyPower contract deferred costs increased by $6.4 million, and warranty expenses associated with sales under MyPower contracts increased by $2.3 million for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. The warranty expense for a sale under a MyPower contract is recorded upon the delivery of the solar energy system while the associated revenue and cost of revenue are deferred and recognized over the term of the MyPower contract as the customer pays-down the principal balance of the MyPower loan.

Operating Expenses

	Three Months Ended March 31,		Change
(Dollars in thousands)	2016	2015	$	%
Sales and marketing	$126,083	$86,671	$39,412	45%
General and administrative	86,926	48,654	38,272	79%
Research and development	13,920	12,120	1,800	15%
Total operating expenses	$226,929	$147,445	$79,484	54%

Sales and marketing expense increased by $39.4 million, or 45%, for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. This increase was primarily due to more expansive sales and marketing efforts. The average number of personnel in sales and marketing departments increased by 63% for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. As a result of this growth in headcount, employee compensation costs increased by $25.6 million and facilities and operations costs increased by $6.0 million. In addition, promotional marketing costs increased by $7.8 million as part of this broadening of the scope of our marketing activities. However, we are currently focusing on our more efficient sales channels, renegotiating or eliminating the higher cost sales channels and undertaking other cost efficiency initiatives aimed at reducing our sales and marketing expenses on a per Watt basis.

General and administrative expense increased by $38.3 million, or 79%, for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. This increase was primarily due to the increase in the average number of personnel in general and administrative departments, which grew by 114% for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. As a result of this growth in headcount, employee compensation costs increased by $14.7 million and facilities and operations costs increased by $9.0 million. In addition, as a result of our cessation of sales and installations in Nevada, we recognized incremental general and administrative expenses of $6.5 million in the three months ended March 31, 2016. Furthermore, professional fees increased by $6.2 million primarily due to increased legal costs.

Research and development expense increased by $1.8 million, or 15%, for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. This increase was primarily due to the greater level of research and development activities as a result of our module manufacturing activities and the corresponding increase in the average number of personnel in research and development departments.

Interest and Other Expenses

	Three Months Ended March 31,		Change
(Dollars in thousands)	2016	2015	$	%
Interest expense (excluding amortization of debt discounts and fees) - recourse debt	$9,074	$5,393	$3,681	68%
Interest expense (excluding amortization of debt discounts and fees) - non-recourse debt	14,291	5,173	9,118	176%
Other interest expense and amortization of debt discounts and fees, net	9,182	7,955	1,227	15%
Other expense, net	37,122	2,104	35,018	1664%
Total interest and other expenses, net	$69,669	$20,625	$49,044	238%

Interest expense (excluding amortization of debt discounts and fees) – recourse debt increased by $3.7 million, or 68%, for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. This increase was primarily due to the 32% increase in the average carrying balances of interest bearing recourse debt for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. Additionally interest expense related to recourse debt increased due to the increase in interest rates for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015.

Interest expense (excluding amortization of debt discounts and fees) – non-recourse debt increased by $9.1 million, or 176%, for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. This increase was primarily due to the 168% increase in the average carrying balances of non-recourse debt for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. Additionally interest expense related to non-recourse debt increased due to the increase in interest rates for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015.

Other interest expense and amortization of debt discounts and fees, net, increased by $1.2 million, or 15%, for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. This increase was primarily due to the higher average balances of debt discounts and issuance costs related to our debt for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015.

Other expense, net, increased by $35.0 million, or 1,664%, for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. This increase was mainly due to the $32.0 million change in fair value of fixed-for-floating interest rate swaps entered into, as required by our lenders, to reduce the potential impact of changes in interest rates on certain variable rate debt. We account for interest rate swaps as non-hedging derivatives.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended March 31,		Change
(Dollars in thousands)	2016	2015	$	%
Net loss attributable to noncontrolling interests and redeemable noncontrolling	$(258,117)	$(125,412)	$(132,705)	(106)%

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

The net loss allocation to noncontrolling interests and redeemable noncontrolling interests for the three months ended March 31, 2016 was $258.1 million compared to $125.4 million loss allocation for the three months ended March 31, 2015. The net loss allocation to noncontrolling interests and redeemable noncontrolling interests for the three months ended March 31, 2016 was primarily due to a $238.5 million loss allocation from financing funds into which we were selling or contributing assets. The net loss allocation to noncontrolling interests and redeemable noncontrolling interests for the three months ended March 31, 2015 was primarily due to a $121.8 million loss allocation from financing funds into which we were selling or contributing assets. This loss allocation was partially offset by a $4.0 million income allocation related to financing funds that were fully funded and that we were not selling or contributing additional assets.

Liquidity and Capital Resources

The following table summarizes our consolidated cash flows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Consolidated cash flow data:
Net cash used in by operating activities	$(193,115)	$(171,282)
Net cash used in investing activities	(466,111)	(316,779)
Net cash provided by financing activities	638,343	430,361
Net decrease in cash and cash equivalents	$(20,883)	$(57,700)

We finance our operations, including the costs of acquisition and installation of solar energy systems, mainly through a variety of financing fund arrangements that we have formed with fund investors, credit facilities from banks, asset-backed notes, convertible notes, Solar Bonds and cash generated from our operations. As described below under “Financing Fund Commitments,” as of March 31, 2016, we had $543.9 million of available commitments from our fund investors and $236.3 million of unused borrowing capacity available under our credit facilities, assuming we remain compliant with the terms and covenants of our credit facilities. In future periods, we expect to incur additional capital expenses as we invest further in our solar module manufacturing operations, technology platform and proprietary mounting and racking hardware. In particular, we expect to incur substantial expenses in connection with the completion of the manufacturing facility under construction in New York and as we purchase equipment in excess of the amounts spent by the Research Foundation for the State University of New York, or the Foundation, in connection with the Riverbend Agreement.

The amount of our liquidity and capital resources as of a given date is also dependent upon, among other things, the relative timing of our investments in solar energy systems and the timing of subsequent draws on our financing funds and utilization of our credit facilities. As a result, the amount of our liquidity and capital resources may significantly fluctuate within a reporting period by amounts that are not reflected by comparing our cash and cash equivalents balances at each balance sheet date. For example, solar energy systems deployed towards the end of a fiscal quarter may not be transferred to a financing fund in sufficient time for the funds to be received and reflected in our cash and cash equivalents balance as of the quarter-end. In addition, downward revisions to our installation projections for a fiscal period are also likely to impact our liquidity and capital resources, for example, in situations where we have already spent funds to purchase components for solar energy systems that are installed in subsequent periods. As our business grows and the megawatts deployed increases, the amounts by which our liquidity and capital resources may fluctuate within a quarter are likely to increase.

While we had a net loss for the three months ended March 31, 2016, we believe that our existing cash and cash equivalents of $361.7 million, in addition to the funds available under our credit facilities and the funds available in our existing financing funds that can be drawn-down through our asset monetization strategy, will be sufficient to meet our cash requirements for at least the next 12 months. We periodically review our liquidity position and may decide to raise additional funds on an opportunistic basis from a variety of additional sources, including through issuances of equity or debt in public or private offerings.

As of March 31, 2016, we were in compliance with all of the covenants contained in our debt agreements. However, if, in the future, we are unable to do so, then we might be considered in default under our debt agreements. In that circumstance, the payments due under our debt agreements could be accelerated, which would negatively impact our liquidity and capital resources. Under the terms of our secured revolving credit facility, we are subject to the following financial covenants:

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

Operating Activities

In the three months ended March 31, 2016, we utilized $193.1 million in net cash from operations. This cash outflow primarily resulted from a net loss of $283.1 million, reduced by non-cash items such as depreciation and amortization of $55.8 million, change in fair value of interest rate swaps of $32.0 million, stock-based compensation of $18.6 million, non-cash interest and other expense of $9.6 million mainly related to financing obligations and deferred contingent consideration and the tax benefit of stock option exercises of $2.0 million, and increased by a reduction in financing obligations of $10.8 million. The cash outflow also increased in part due to an increase in restricted cash of $25.5 million, an increase of $23.7 million for MyPower deferred costs, an increase in accounts receivable of $6.7 million, and a decrease in accounts payable of $69.7 million. This cash outflow was offset by a decrease in inventory of $36.8 million, a decrease in prepaid expenses and other current assets of $19.7 million mainly due to collection of state tax credits that had been outstanding in Hawaii, an increase in deferred revenue of $10.6 million relating to upfront lease payments received from customers, solar energy system incentive rebate payments received from various state and local governments and deferred investment tax credits revenue and an increase in accrued and other liabilities of $44.8 million.

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

Investing Activities

Our investing activities consist primarily of purchases of solar energy systems, capital expenditures for our module research and development and our panel manufacturing, and general corporate purchases to support our standard operations.

In the three months ended March 31, 2016, we used $466.1 million in investing activities. Of this amount, we used $440.1 million on the design, acquisition and installation of solar energy systems under operating leases with our customers and the design and installation of solar energy systems under MyPower contracts, and $19.5 million in the purchase of production equipment and renovation of our solar panel manufacturing facility in Fremont, California. We also paid $13.1 million for the acquisition of noncontrolling interests in the joint venture we had in China and $4.6 million for termination of interest rate swaps. These outflows were offset by $11.2 million from sales and maturities of short-term investments.

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

Financing Activities

In the three months ended March 31, 2016, we generated $638.3 million from financing activities. We received $379.7 million, net of lender fees, from long-term debt and repaid $212.6 million of long-term debt. We received $221.8 million, net of issuance costs and discounts, from the issuance of solar asset-backed notes and repaid $6.8 million of the solar asset-backed notes. We received $93.7 million from the issuance of solar bonds and repaid $91.5 million of the solar bonds. We received $12.7 million from fund investors in our financing funds. We paid $2.6 million for capital lease obligations. We also generated $276.5 million from proceeds from investments by various fund investors in our joint ventures, paid distributions to fund investors of $35.6 million and generated $2.0 million from the tax benefit of stock option exercises.

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

Debt

For a detailed discussion of our indebtedness, refer to Note 5, Indebtedness, to our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

Financing Fund Commitments

We have financing fund commitments from several fund investors that we can draw upon in the future upon the achievement of specific funding criteria. As of March 31, 2016, we had entered into 52 financing funds that had a total of $543.9 million of undrawn committed capital. From our significant customer backlog, we allocate to our financing funds leases, power purchase agreements and the related economic benefits associated with the solar energy systems, in accordance with the criteria of each fund. Upon such allocation and upon our satisfaction of the conditions precedent to drawing upon such commitments, we are able to draw down on the financing fund commitments. Once received, these proceeds provide working capital to deliver solar energy systems to our customers and form part of our general working capital.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our ongoing business operations. Our primary exposures include changes in interest rates because certain borrowings bear interest at floating rates plus a specified margin. For fixed-rate debt, interest rate changes do not affect our earnings or cash flows. Conversely, for floating-rate debt, interest rate changes generally impact our earnings and cash flows, assuming other factors are held constant. Pursuant to our risk management policies, in certain cases, we utilize derivative instruments to manage some of our exposures to fluctuations in interest rates on certain floating-rate debt. We do not enter into any derivative instruments for trading or speculative purposes. In addition, we entered into capped call option agreements to reduce the potential dilution to holders of our common stock upon the conversion of our outstanding convertible senior notes.

Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and reducing our funds available for capital investments, operations or other purposes. In addition, we must use a substantial portion of our cash inflows to service our borrowings, which may affect our ability to make future acquisitions or capital expenditures. A hypothetical 10% change in our interest rates would have increased our interest expense for the three months ended March 31, 2016 and 2015 by $1.1 million and $0.3 million, respectively.

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

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2016, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 3. LEGAL PROCEEDINGS

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

In February 2013, two of the Company’s financing funds filed a lawsuit in the United States Court of Federal Claims against the United States government, seeking to recover approximately $14.0 million that the United States Treasury was obligated to pay, but failed to pay, under Section 1603 of the American Recovery and Reinvestment Act of 2009. In February 2016, the government filed a motion seeking leave to assert a counterclaim against the two plaintiff funds on the grounds that the government, in fact, paid them more, not less, than they were entitled to as a matter of law. On May 2, 2016, the Court granted the government’s motion and allowed it to add the counterclaim. If the government is successful in asserting the counterclaim, the Company could then be required to make indemnity payments to the plaintiff funds. The Company believes that the government’s claims are without merit and expects the plaintiff funds to litigate the case vigorously. The Court has set the case for trial in January 2017.

On March 28, 2014, a purported stockholder class action lawsuit was filed in the United States District Court for the Northern District of California against the Company and two of its officers. The complaint alleges claims for violations of the federal securities laws, and seeks unspecified compensatory damages and other relief on behalf of a purported class of purchasers of our securities from March 6, 2013 to March 18, 2014. On April 16, 2015, the District Court dismissed the complaint and allowed the plaintiffs to file an amended complaint in an attempt to remedy the defects in the original complaint. The plaintiffs filed their amended complaint, and the Company filed a renewed motion to dismiss on August 7, 2015. On January 5, 2016, the District Court dismissed the amended complaint and allowed plaintiffs to file a further amended complaint in an attempt to remedy the defects in the existing complaint. The plaintiffs filed the third amended complaint, and the Company has once again filed a motion to dismiss. The Company believes that the claims are without merit and intends to defend itself vigorously. The Company is unable to estimate the possible loss, if any, associated with this lawsuit.

On June 5 and 11, 2014, stockholder derivative actions were filed in the Superior Court of California for the County of San Mateo, purportedly on behalf of the Company and against the board of directors, alleging that the board of directors breached its duties to the Company by failing to prevent the conduct alleged in the pending purported stockholder class action lawsuit. The Company and the individual board member defendants filed a motion to dismiss the complaint, which the Superior Court granted on December 17, 2015, while allowing the plaintiffs an opportunity to file an amended complaint to remedy the defects in the original complaint. On or about March 2, 2016, the plaintiffs informed the Company and the Superior Court that they had sold their shares in the Company during the pendency of the suit. Consequently, the plaintiffs no longer had standing to bring their lawsuit, which they voluntarily dismissed.

In June 2014, the Company along with Sunrun, Inc., or Sunrun, filed a lawsuit in the Superior Court of Arizona against the Arizona Department of Revenue, or DOR, challenging DOR’s interpretation of Arizona state law to impose property taxes on solar energy systems that are leased by customers. On June 1, 2015, the Superior Court issued an order rejecting the interpretation of the Arizona state law under which the DOR had sought to tax leased solar energy systems. In that same order, the Superior Court held that a separate Arizona statute, which provides that such systems are deemed to have no value for purposes of calculating property tax, violated certain provisions of the Arizona state constitution. Both the DOR and the Company have appealed the Superior Court’s ruling, and the Company will continue to vigorously pursue its claims.

On March 2, 2015, the Company filed a lawsuit in the United States District Court for the District of Arizona against the Salt River Project Agricultural Improvement and Power District and the Salt River Valley Water Users’ Association, or SRP, alleging that SRP’s imposition of distribution charges and demand charges on new solar energy customers in its territory violates state and federal antitrust laws. On June 23, 2015, SRP moved to dismiss the complaint. On October 27, 2015, the District Court denied SRP’s motion to dismiss in part and granted it in part. In particular, the District Court held that the Company may proceed on its antitrust claims against SRP to seek an injunction blocking SRP’s new charges and may proceed with claims for damages under state laws other than antitrust laws. Furthermore, the District Court held that the Company may not recover monetary damages on its antitrust theories and dismissed two of its antitrust claims while allowing the others to proceed. Discovery has commenced, and the Company intends to pursue its claims vigorously. The District Court has set the case for trial on November 8, 2016.

In April 2015, Borrego Solar Systems Inc., or Borrego, commenced an arbitration against the Company alleging that the Company wrongfully terminated a construction services agreement. The Company engaged in discovery and participated in an arbitration hearing in February 2016. After the hearing, on April 12, 2016, the arbitrator entered an interim award in favor of Borrego in the amount of $1.6 million plus interest, attorney’s fees and costs estimated at approximately $0.5 million. The Company has accrued for the interim award and is reviewing its options to challenge the interim award.

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

On September 21, 2015, the Company filed a lawsuit in the United States District Court for the District of Massachusetts against Seaboard Solar Operations LLC, or Seaboard, and its principal, Stuart Longman, alleging breaches of the various written contracts between the Company and Seaboard, fraud, conversion and unfair business practices. The Company sought a declaratory judgment that it owns and has the right to develop the specified projects and of damages of approximately $16.0 million. In December 2015, the Company settled the lawsuit in exchange for $16.1 million to be paid by Seaboard over the course of 2016; upon making those payments Seaboard will have the rights to the projects.

On November 6, 2015, a putative class action lawsuit was filed in the United States District Court for the Northern District of California against the Company. The complaint alleges that the Company made unlawful telephone marketing calls to the plaintiff and others, in violation of the federal Telephone Consumer Protection Act. The plaintiff seeks injunctive relief and statutory damages, on behalf of himself and a certified class. The Company filed a motion to dismiss the complaint, which the District Court denied on April 6, 2016. The Company believes that the claims are without merit and intends to defend itself vigorously. The Company is unable to estimate the possible loss, if any, associated with this lawsuit.

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

Federal, state and local government regulations and policies concerning the electric utility industry, utility rate structures, interconnection procedures, internal policies and regulations promulgated by electric utilities, heavily influence the market for electricity generation products and services. These regulations and policies often relate to electricity pricing and the interconnection of customer-owned electricity generation. In the United States, governments and utilities continuously modify these regulations and policies. These regulations and policies could deter potential customers from purchasing renewable energy, including solar energy systems. This could result in a significant reduction in demand for our solar energy systems. For example, utilities commonly charge fees to large, industrial customers for disconnecting from the electric grid or for having the capacity to use power from the electric grid for back-up purposes. These fees could increase our customers’ cost to use our systems and make our product offerings less desirable, thereby harming our business, prospects, financial condition and results of operations. In addition, depending on the region, electricity generated by solar energy systems competes most effectively with higher priced peak-hour electricity from the electric grid, rather than the lower average price of electricity. Modifications to the utilities’ peak-hour pricing policies or other electricity rate designs, such as a lower volumetric rate, would require us to lower the price of our solar energy systems to compete with the price of electricity from the electric grid.

Future changes to government or internal utility regulations and policies that favor electric utilities could also reduce our competitiveness, cause a significant reduction in demand for our products and services, and threaten the economics of our existing energy contracts. For example, in October 2015, the Hawaii Public Utilities Commission capped the state’s net metering program at existing levels and net energy metering no longer is available to new customers. In late-December 2015, the Nevada Public Utilities Commission effectively ended the state’s net metering program and net metering no longer is available to new customers. In addition, Nevada’s new rules include significant additional monthly charges on customers who interconnect their solar energy systems, significant reduction in the amount of bill credit for energy generated by their solar energy system that is exported to the grid in excess of electric load used by customers, and application of the new rules to existing customers with solar energy systems. These new rules and their application to existing customers have been challenged in Nevada state court and we are pursuing available remedies under state law. As a result of these new rules we ceased our sales and installation operations in Nevada. If these new rules are not overruled legislatively or otherwise, and challenges to these new rules are unsuccessful, demand for solar energy systems and services in Nevada will continue to be significantly impaired, and we could see an increase in the default rate of existing energy contracts or we may find it necessary to renegotiate our pricing of affected customers.

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

Our ability to sell solar energy systems and the electricity they generate may be adversely impacted by the failure to expand existing limits on the amount of net metering in states that have implemented it, the failure to adopt a net metering policy where it currently is not in place, the imposition of new charges that only or disproportionately impact customers that utilize net metering or reductions in the amount or value of credit that customers receive through net metering. Our ability to sell solar energy systems and the electricity they generate may also be adversely impacted by the unavailability of expedited or simplified interconnection for grid-tied solar energy systems or any limitation on the number of customer interconnections or amount of solar energy that utilities are required to allow in their service territory or some part of the grid. For example, in October 2015, the Hawaii Public Utilities Commission capped the state’s net metering program at existing levels, and in late-December 2015, the Nevada Public Utilities Commission effectively ended the state’s net metering program and net metering is no longer available to new customers. In addition, utilities in some states, such as SRP in Arizona, imposed additional monthly charges on customers who interconnect solar energy systems installed on their homes. If such charges are imposed, the cost savings associated with switching to solar energy may be significantly reduced and our ability to attract future customers and compete with traditional utility providers could be impacted. If such charges are imposed on existing customers in a way that adversely impacts the economics of existing energy contracts, as in Nevada, we could further see an increase in the default rate of existing energy contracts or we may find it necessary to renegotiate our pricing of affected customers.

Limits on net metering, interconnection of solar energy systems and other operational policies in key markets could limit the number of solar energy systems installed in those markets. For example, California investor-owned utilities are currently required to provide net metering to their customers until the total generating capacity of net metered systems exceeds 5% of the utilities’ “aggregate customer peak demand.” In January 2016, the California Public Utilities Commission, or the CPUC, issued a decision establishing a new net metering program requiring that new customers utilize a time-of-use tariff with no participation cap after the current 5% cap on the existing program is reached. The decision has been challenged by the utilities in filings with the CPUC. New York is considering a net metering successor program through the Reforming the Energy Vision docket at the state Public Service Commission. If the caps on net metering in New York and other key markets are reached or if the amount or value of credit that customers receive for net metering is significantly reduced or eliminated, future customers will be unable to recognize the current cost savings associated with net metering and existing customers may not recognize the economic benefits that were available at the time their energy contracts were entered into. We rely substantially on net metering when we establish competitive pricing for our prospective customers and the absence of net metering for new customers could greatly limit demand for our solar energy systems and increase the default rate of existing energy contracts.

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

The federal government currently offers a 30% investment tax credit under Section 48(a)(3) and Section 25D of the IRC, or the Federal ITC, for the installation of certain solar power facilities. Additionally, under Section 48, energy storage systems that are installed at the time of the solar power facility and, as required by IRS guidelines, store the energy of the solar power facility, are also eligible for the Federal ITC.

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

The credit under Section 25D has been modified to remain 30% of qualified expenditures for a residential solar energy system owned by the homeowner that is placed in service by December 31 2019, then decline to 26% for systems placed in service by December 21, 2020, and to 22% for systems placed in service by December 31, 2021. The credit is scheduled to expire effective January 1, 2022. Loan product customers can currently claim the Section 25D investment tax credit. Customers who purchase their solar energy systems for cash are also eligible to claim the Section 25D investment tax credit.

Department of Treasury regulations detailing how the commence construction requirements can be satisfied are expected during 2016.

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

Our total consolidated indebtedness was $3,163.8 million as of March 31, 2016. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. In addition, our 2.75% Convertible Senior Notes due 2018 issued in November 2013 (the “2018 Notes”), our 1.625% Convertible Senior Notes due 2019 issued in September and October 2014 (the “2019 Notes”) and our Zero Coupon Convertible Senior Notes due 2020 issued in December 2015 (the “2020 Notes” and together with the 2018 Notes and the 2019, the “Notes”), are convertible into shares of common stock, and we may engage in similar issuances of convertible securities in the future to fund our operating and expansion plans. Our ability to issue additional securities and to refinance our existing indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

As of March 31, 2016, we had the ability to draw up to an additional $236.3 million under all of our credit facilities. Our secured revolving credit facility, our primary working capital facility, currently has a maximum size of $500 million (with $398.5 million currently committed from several lenders and an additional $101.5 million subject to further conditions) that matures in December 2017. The working capital facility requires us to comply with certain financial, reporting and other requirements. The timing of our commercial projects has on occasion adversely affected our ability to satisfy certain financial covenants under these or prior facilities. While our lenders have given us waivers of certain covenants we have not satisfied in the past, there is no assurance that the lenders will waive or forbear from exercising their remedies with respect to any future defaults that might occur. In addition, we have amended our secured revolving credit facility to engage in transactions such as the issuance of the 2020 Notes and issue Solar Bonds debt securities. While we believe that some of the financial and other covenants are generally more favorable to us following these changes, a breach of our covenants may still occur in the future.

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

We have incurred net losses in the past, and we had an accumulated deficit of $341.7 million as of March 31, 2016. We may incur net losses from operations as we increase our spending to finance the expansion of our operations, expand our installation, engineering, administrative, sales and marketing staffs, and implement internal systems and infrastructure to support our growth. We do not know whether our revenue will grow rapidly enough to absorb these costs, and our limited operating history makes it difficult to assess the extent of these expenses or their impact on our operating results. Our ability to achieve profitability depends on a number of factors, including:

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

If the Internal Revenue Service or the U.S. Treasury Department were to object to amounts we have claimed as too high of a fair market value on such systems, it could have a material adverse effect on our business, financial condition and prospects. For example, a hypothetical 5% downward adjustment in the fair market value of the $501.2 million of U.S. Department of Treasury grant applications that have been awarded from the beginning of the U.S. Treasury grant program through March 31, 2016 would obligate us to repay up to $25.1 million to our fund investors.

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

In September 2014, we acquired Silevo, a solar panel technology and manufacturing company with manufacturing operations in China. In May 2015, we were contacted by the U.S. Customs and Border Protection (CBP) to provide information regarding our importation of solar panels from China. Based upon the information we provided, CBP agreed that our solar panels were not subject to the scope of antidumping and countervailing duty Orders on Crystalline Silicon Photovoltaic Cells/Modules from China (Orders); however, CBP instructed us to obtain a determination from the Department of Commerce (DOC). We are presently before the DOC seeking a determination on whether our solar panels are subject to the scope of the Orders. However, until we receive a determination from the DOC, we have ceased importing Silevo solar panels manufactured in China. In March 2016, the U.S. Department of Commerce released a preliminary scope ruling finding that Silevo’s solar panels, manufactured in China, are within the scope of the antidumping and countervailing Orders. Per the administrative process, we are challenging this preliminary determination and continue to believe that the Silevo solar panels are exempt from these Orders and tariffs. In the event that the DOC’s determination in the preliminary scope ruling is accepted as a final determination, we anticipate that we will challenge that final determination in the Court of International Trade (CIT). However, until this issue is resolved, we would not be able to import Silevo solar panels produced in China for our U.S. operations without depositing the antidumping and countervailing duties.

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

We currently anticipate that construction of the Manufacturing Facility will be completed in the third quarter of 2016, and that we will be able to commence installation and commissioning of the manufacturing equipment in the second quarter of 2016. To date, we have experienced delays in purchasing some of the manufacturing equipment, due in part to longer lead times than we originally expected. While we currently believe that all manufacturing equipment will be delivered by the second quarter of 2017, we may experience additional unforeseen delays. Based on our current forecast, we estimate that we will commence manufacturing solar modules at the Manufacturing Facility in the third quarter of 2017. However, this is an aggressive schedule and we may experience additional delays.

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

A failure to hire, train and retain a sufficient number of skilled employees in current and new geographies would impair our ability to achieve our growth and cost efficiency plans.

To support our growth, we need to hire, train, deploy, manage and retain a substantial number of skilled employees. Competition for qualified personnel in our industry is increasing, particularly for sales professional, skilled installers and other personnel involved in the installation of solar energy systems. In particular, we need to continue to expand and optimize our sales infrastructure to grow our customer base and our business, and we plan to expand our direct sales force. Identifying, recruiting and training qualified personnel requires significant time, expense and attention. It can take several months before a new salesperson is fully trained and productive, particularly in new geographies. If we are unable to hire, develop and retain talented sales personnel or if our sales personnel are unable to achieve desired productivity levels, we may not be able to realize the expected benefits of this investment, grow our business, and we may be unable to achieve anticipated improvements in sales cost efficiencies.

To complete current and future customer projects and to continue to grow our customer base, we need to hire a large number of installers in the relevant markets. We also compete with the homebuilding and construction industries for skilled labor. As these industries seek to hire additional workers, our cost of labor may increase. The unionization of our labor force could also increase our labor costs. Shortages of skilled labor could significantly delay a project or otherwise increase our costs. Because our profit on a particular installation is based in part on assumptions as to the cost of such project (including customer acquisition, installation and on-going maintenance and monitoring), cost overruns, delays or other execution issues may cause us to not achieve our expected margins or cover our costs for that project. In addition, because we are headquartered in the San Francisco Bay Area, we compete for a limited pool of technical and engineering resources that requires us to pay wages that are competitive with relatively high regional standards for employees in these fields.

Any significant failure to successfully execute our growth and expansion plans would materially impair our operations, reputation, business and financial results.

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

We are subject to the Foreign Corrupt Practices Act of 1977, or the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other anti-bribery and anti-money laundering laws in countries in which we conduct activities. We face significant risks if we fail to comply with the FCPA and other anticorruption laws that prohibit companies and their employees and third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to foreign government officials, political parties, and private-sector recipients for the purpose of obtaining or retaining business. In many foreign countries, particularly in countries with developing economies, it may be a local custom that businesses engage in practices that are prohibited by the FCPA or other applicable laws and regulations. We may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. Any violation of the FCPA, other applicable anticorruption laws, and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions and, in the case of the FCPA, suspension or debarment from U.S. government contracting, which could have a material adverse effect on our business, financial condition, cash flows and reputation. In addition, responding to any enforcement action may result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees.

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

In March 2015, we conducted an internal review of our supply chain and import practices for our subsidiary, Zep Solar, which included a review of the classification of products manufactured overseas. We identified instances in which some of the products and system components imported into the United States were misclassified. As a result of these misclassifications, we discovered that two legacy products might be subject to antidumping and countervailing duties. In September 2015, we submitted a voluntary disclosure to the CBP identifying these and other potential misclassifications, cooperating fully with CBP to finalize this review. In April 2016, we perfected our disclosure tendering $5.3 million to CBP for import duties owed by our acquired subsidiary relating to items imported since August 2012. CBP is currently reviewing our voluntary disclosure. For items potentially subject to antidumping or countervailing duties, CBP may require us to obtain a determination from the DOC.

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

In connection with our acquisitions of Silevo, Zep Solar and Paramount Solar, we issued approximately 8.8 million shares of our common stock. In connection with our acquisition of Silevo, we issued an additional 1.6 million shares of common stock in May 2016 following the achievement of the first of three earnout related milestones. We may issue additional common stock with an aggregate value of up to $100.0 million, subject to adjustments and as determined in connection with the merger agreement, upon the timely achievement of future earnout related milestones. In addition, we typically offer additional equity compensation to continuing employees of these businesses. If we are unable to successfully integrate these businesses and technologies or are unable to otherwise achieve the anticipated benefits of these acquisitions, the related issuances of our securities may be highly dilutive to our existing stockholders.

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

In connection with this quarterly report on Form 10-Q, our management has performed an evaluation of our internal control over financial reporting as of March 31, 2016 pursuant to Section 404 of the Sarbanes-Oxley Act, and has concluded that our internal control over financial reporting and our disclosure controls and procedures were effective as of March 31, 2016.

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

Compliance with occupational safety and health requirements and best practices can be costly, and non-compliance with such requirements may result in potentially significant monetary penalties, operational delays and adverse publicity.

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

Compliance with environmental regulations can be expensive, and non-compliance with these regulations may result in adverse publicity and potentially significant monetary damages and fines.

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

The energy produced and revenue and cash receipts generated by a solar energy system depend on suitable solar and weather conditions, both of which are beyond our control. Furthermore, components of our systems, such as panels and inverters, could be damaged by severe weather, such as hailstorms or tornadoes. In these circumstances, we generally would be obligated to bear the expense of repairing or replacing the damaged solar energy systems that we own. Sustained unfavorable weather also could unexpectedly delay our installation of solar energy systems, leading to increased expenses and decreased revenue and cash receipts in the relevant periods. For example, certain states in which we operate, such as New York and Massachusetts, commonly experience inclement winter weather. Weather patterns could change, making it harder to predict the average annual amount of sunlight striking each location where we install. This could make our solar energy systems less economical overall or make individual systems less economical. Any of these events or conditions could harm our business, financial condition and results of operations.

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

The trading price of our common stock has been volatile since our initial public offering. Since shares of our common stock were sold in our initial public offering in December 2012 at a price of $8.00 per share, the reported high and low sales prices of our common stock on The NASDAQ Stock Market has ranged from $9.20 to $88.35 per share, through May 6, 2016. The market price of our common stock may fluctuate widely in response to many risk factors listed in this section and others beyond our control, including:

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

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. Such sales may occur in connection with our acquisitions, such as our issuance of approximately 8.8 million shares in the aggregate for our acquisitions of Silevo, Zep Solar and certain assets of Paramount Solar. In connection with our acquisition of Silevo, we issued an additional 1.6 million shares of common stock in May 2016 following the achievement of the first of three earnout related milestones. We may issue additional common stock with an aggregate value of up to $100.0 million, subject to adjustments and as determined in connection with the merger agreement, upon the timely achievement of future earnout related milestones. In addition, holders of a substantial amount of our common stock are entitled to rights with respect to registration of these shares under the Securities Act pursuant to an investors’ rights agreement. If these holders of our common stock, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our common stock. If we file a registration statement for the purposes of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired.

Insiders have substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control.

As of March 31, 2016, our directors and executive officers and their affiliates, in the aggregate, owned approximately 34% of the outstanding shares of our common stock. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might affect the market price of our common stock.

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

Date: May 9, 2016

SOLARCITY CORPORATION

By:	/s/ Lyndon R. Rive
Lyndon R. Rive
Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.10o	Tenth Amendment to the Amended and Restated Credit Agreement, dated as of March 29, 2016, by and among the Registrant the Lenders party thereto and Bank of America, N.A., as administrative agent.

10.10p	Eleventh Amendment to the Amended and Restated Credit Agreement, dated as of April 19, 2016, by and among the Registrant, the Lenders party thereto and Bank of America, N.A., as administrative agent.

10.19j

Required Group Agent Action No. 11, dated as of January 7, 2016, by and among Megalodon Solar, LLC (an indirect wholly-owned subsidiary of the Registrant), as borrower, the Registrant, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the group agents party thereto.

10.19k*

Required Group Agent Action No. 12, dated as of February 29, 2016, by and among Megalodon Solar, LLC (an indirect wholly-owned subsidiary of the Registrant), as borrower, the Registrant, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the group agents party thereto.

10.19l*

Required Group Agent Action No. 13, dated as of March 23, 2016, by and among Megalodon Solar, LLC (an indirect wholly-owned subsidiary of the Registrant), as borrower, the Registrant, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the group agents party thereto.

10.19m*

Required Group Agent Action No. 14, dated as of March 30, 2016, by and among Megalodon Solar, LLC (an indirect wholly-owned subsidiary of the Registrant), as borrower, the Registrant, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the group agents party thereto.

10.21*

Credit Agreement, dated as of January 15, 2016, among Mako Solar, LLC (an indirect wholly-owned subsidiary of the Registrant), Mako Solar Holdings, LLC (an indirect wholly-owned subsidiary of the Registrant), [***] (an indirect wholly-owned subsidiary of the Registrant), [***] (an indirect wholly-owned subsidiary of the Registrant), [***] (an indirect wholly-owned subsidiary of the Registrant), the Registrant, Bank of America, N.A., as administrative agent, collateral agent, mandated lead arranger and sole bookrunner, the lenders party thereto, and KeyBank National Association, as joint lead arranger.

10.21a

First Amendment and Joinder Agreement, dated as of January 22, 2016, by and among Mako Solar, LLC (an indirect wholly-owned subsidiary of the Registrant), as borrower, Silicon Valley Bank, Bank of America, N.A., as administrative agent and collateral agent, the Registrant, as limited guarantor, and the guarantors and lenders party thereto.

10.22*

Credit Agreement dated as of March 31, 2016, among Domino Solar Ltd. (an indirect subsidiary of the Registrant), as borrower, the Registrant, Dom Solar Lessor I, LP (an indirect subsidiary of the Registrant), as original lessor, Credit Suisse AG, New York Branch, as agent for the Lenders, the Lenders party thereto, the Funding Agents party thereto, and U.S. Bank National Association, as paying agent and custodian.

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