Form 10-Q
period 2016-06-30
SOLARCITY CORP
filed 2016-08-09
CIK 1408356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

The number of shares outstanding of the registrant’s common stock as of June 30, 2016 was 100,267,138.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The discussion in this quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are any statements that look to future events and consist of, among other things, the proposed acquisition by Tesla Motors, Inc., including projections regarding the consummation of such acquisition and the potential impacts on our business prior to the consummation or termination of such acquisition; our business strategies; anticipated future financial results; expected trends in certain financial and operating metrics; our belief that the aggregate megawatt production capacity of our systems is an indicator of the growth rate of our solar energy systems business; the calculation of metrics based on forward-looking projections; projections on growth in the markets that we operate and our growth rates; pricing trends, including our ability to achieve economies of scale in both installation and capital costs; our ability to successfully integrate acquired businesses, operations and personnel; our ability to achieve manufacturing economies of scale and associated cost reductions; our goals reducing our cost per watt; our expectations regarding the Riverbend Agreement, the development and construction of the Manufacturing Facility, anticipated timing and expense related to acquisition of manufacturing equipment, and related assumptions regarding expected capital and operating expenses and the performance of our manufacturing operations; our belief that adequate surplus capacity of non-tariff solar panels is available to suit our future needs and the costs of solar energy system components; our beliefs regarding future regulations and policies affecting our business, such as net energy metering policies; projections relating to our use of and reliance on U.S. Treasury grants and federal, state and local incentives and tax attributes; our regulatory status as a non-utility; our ability to continue to meet the regulatory requirements of a public company; domestic and international expansion, including throughout Mexico, and hiring plans; compliance with federal and international laws and regulations; product development efforts and customer preferences; the fair market value of our solar energy systems, including amounts potentially payable to our fund investors as a result of decreased fair market value determinations by the U.S. Treasury Department; the life and durability of our solar systems and equipment, anticipated contract renewals and warranty obligations; the success of our sales and marketing efforts; our internal control environment; pending litigation and investigations; the payment of future dividends; and our belief as to the sufficiency of our existing cash and cash equivalents, funds available under existing recourse and non-recourse credit facilities and financing funds and our ability to draw on those funds, our ability to raise additional financing funds and recourse and non-recourse credit facilities on acceptable terms, and our ability to refinance existing indebtedness on acceptable terms to meet our working capital and operating resource requirements for the next 12 months.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SolarCity Corporation

Consolidated Balance Sheets

(In Thousands, Except Share Par Values)

	June 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$145,714	$382,544
Short-term investments	—	11,311
Restricted cash	99,477	39,864
Accounts receivable (net of allowances for doubtful accounts of $8,041 and $4,292 as of June 30, 2016 and December 31, 2015, respectively)	63,682	33,998
Rebates receivable (net of reserves of $3,385 and $2,207 as of June 30, 2016 and December 31, 2015, respectively)	15,786	11,545
Inventories	229,699	342,951
Prepaid expenses and other current assets	56,954	79,925
Total current assets	611,312	902,138
Solar energy systems, leased and to be leased – net	5,173,624	4,375,553
Property, plant and equipment – net	254,226	262,387
Build-to-suit lease asset under construction	655,064	284,500
Goodwill and intangible assets – net	485,271	517,109
MyPower customer notes receivable, net of current portion	529,852	488,461
MyPower deferred costs	237,460	215,708
Other assets	277,271	241,262
Total assets(1)	$8,224,080	$7,287,118

	June 30,	December 31,
	2016	2015
	(Unaudited)
Liabilities and equity
Current liabilities:
Accounts payable	$214,145	$364,973
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	9,396	26,769
Current portion of deferred U.S. Treasury grant income	14,913	15,336
Accrued and other current liabilities	231,866	276,506
Current portion of deferred revenue	120,506	103,078
Current portion of long-term debt	264,688	180,048
Current portion of solar bonds	19,186	13,189
Current portion of solar bonds issued to related parties	165,110	165,120
Current portion of solar asset-backed notes	18,275	13,864
Current portion of financing obligation	42,862	34,479
Total current liabilities	1,100,947	1,193,362
Deferred revenue, net of current portion	1,082,241	1,010,491
Long-term debt, net of current portion	1,173,464	1,006,595
Solar bonds, net of current portion	33,430	35,678
Solar bonds issued to related parties, net of current portion	100	100
Convertible senior notes	883,644	881,585
Convertible senior notes issued to related parties	12,977	12,975
Solar asset-backed notes, net of current portion	604,783	395,667
Long-term deferred tax liability	67	1,373
Financing obligation, net of current portion	77,268	68,940
Deferred U.S. Treasury grant income, net of current portion	364,247	382,283
Build-to-suit lease liability	655,064	284,500
Other liabilities and deferred credits	364,473	279,006
Total liabilities(1)	6,352,705	5,552,555
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests in subsidiaries	344,932	320,935
Stockholders' equity:
Common stock, $0.0001 par value - authorized, 1,000,000 shares as of June 30, 2016 and December 31, 2015; issued and outstanding, 100,267 and 97,864 shares as of June 30, 2016 and December 31, 2015, respectively	10	10
Additional paid-in capital	1,287,960	1,195,246
Accumulated deficit	(397,167)	(316,690)
Total stockholders' equity	890,803	878,566
Noncontrolling interests in subsidiaries	635,640	535,062
Total equity	1,526,443	1,413,628
Total liabilities and equity	$8,224,080	$7,287,118

(1)

SolarCity Corporation’s, or the Company’s, consolidated assets as of June 30, 2016 and December 31, 2015 include $3,590,091 and $2,866,882, respectively, of assets of variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs. These assets include solar energy systems, leased and to be leased - net of $3,480,047 and $2,779,363 as of June 30, 2016 and December 31, 2015, respectively; property, plant and equipment - net of $0 and $21,960 as of June 30, 2016 and December 31, 2015, respectively; cash and cash equivalents of $33,360 and $33,537 as of June 30, 2016 and December 31, 2015, respectively; inventory of $0 and $1,000 as of June 30, 2016 and December 31, 2015, respectively; restricted cash, current, of $4,379 and $522 as of June 30, 2016 and December 31, 2015, respectively; accounts receivable - net of $32,823 and $10,267 as of June 30, 2016 and December 31, 2015, respectively; prepaid expenses and other current assets of $2,064 and $2,713 as of June 30, 2016 and December 31, 2015, respectively; rebates receivable of $11,343 and $6,220 as of June 30, 2016 and December 31, 2015, respectively; and other assets of $26,075 and $11,300 as of June 30, 2016 and December 31, 2015, respectively. The Company’s consolidated liabilities as of June 30, 2016 and December 31, 2015 included $175,694 and $33,475, respectively, of liabilities of VIEs whose creditors have no recourse to the Company. These liabilities include distributions payable to noncontrolling interests in subsidiaries and redeemable noncontrolling interests in subsidiaries of $9,396 and $26,769 as of June 30, 2016 and December 31, 2015, respectively; accounts payable of $382 and $1,954 as of June 30, 2016 and December 31, 2015, respectively; customer deposits of $1,586 and $2,928 as of June 30, 2016 and December 31, 2015, respectively; accrued liabilities and other payables of $2,311 and $1,824 as of June 30, 2016 and December 31, 2015, respectively; current portion of long-term debt of $3,482 and $0 as of June 30, 2016 and December 31, 2015, respectively; long-term debt, net of current portion of $158,537 and $0 as of June 30, 2016 and December 31, 2015, respectively.

See the further description in Note 7, VIE Arrangements.

See accompanying notes.

SolarCity Corporation

Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Revenue from periodic billings:
Periodic operating lease billings and incentives	$88,925	57,649	$149,094	$95,753
Sale of solar renewable energy credits	5,852	3,274	10,795	5,556
Revenue from solar energy systems under long-term loan arrangements	46,345	8,245	65,455	9,314
Total revenue from periodic billings	141,122	69,168	225,344	110,623
Solar energy systems and components sales revenue	25,674	16,275	47,697	27,914
Revenue from operating lease prepayments and upfront incentives	18,988	17,360	35,315	31,745
Total revenue	185,784	102,803	308,356	170,282
Cost of revenue:
Cost of periodic billings revenue (exclusive of depreciation and amortization)	18,912	11,586	35,807	20,490
Cost of solar energy systems and components sales revenue (exclusive of amortization and warranty)	32,192	16,778	59,826	28,331
Depreciation, amortization and warranty	63,400	31,115	111,435	56,378
Total cost of revenue	114,504	59,479	207,068	105,199
Gross profit	71,280	43,324	101,288	65,083
Operating expenses:
Sales and marketing	116,647	113,160	242,730	199,831
General and administrative	86,097	50,211	173,023	98,865
Pre-production expense	19,189	—	35,772	—
Restructuring and other	29,083	—	29,083	—
Research and development	14,374	12,401	28,294	24,521
Total operating expenses	265,390	175,772	508,902	323,217
Loss from operations	(194,110)	(132,448)	(407,614)	(258,134)
Interest and other expenses:
Interest expense (excluding amortization of debt discounts and fees) - recourse debt	9,842	6,324	18,916	11,717
Interest expense (excluding amortization of debt discounts and fees) - non-recourse debt	17,811	6,413	32,102	11,586
Other interest expense and amortization of debt discounts and fees, net	9,406	7,760	18,588	15,715
Other expense, net	19,079	2,768	56,201	4,872
Total interest and other expenses	56,138	23,265	125,807	43,890
Loss before income taxes	(250,248)	(155,713)	(533,421)	(302,024)
Income tax (provision) benefit	(9)	(20)	59	(646)
Net loss	(250,257)	(155,733)	(533,362)	(302,670)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(194,768)	(133,373)	(452,885)	(258,785)
Net loss attributable to stockholders	$(55,489)	$(22,360)	$(80,477)	$(43,885)
Net loss attributable to common stockholders
Basic	$(55,489)	$(22,360)	$(80,477)	$(43,885)
Diluted	$(55,489)	$(22,360)	$(80,477)	$(43,885)
Net loss per share attributable to common stockholders
Basic	$(0.56)	$(0.23)	$(0.81)	$(0.45)
Diluted	$(0.56)	$(0.23)	$(0.81)	$(0.45)
Weighted-average shares used to compute net loss per share attributable to common stockholders
Basic	99,483,067	97,013,499	98,778,592	96,845,827
Diluted	99,483,067	97,013,499	98,778,592	96,845,827

See accompanying notes.

SolarCity Corporation

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Operating activities:
Net loss	$(533,362)	$(302,670)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and write-offs	144,414	74,420
Change in fair value of interest rate swaps	51,454	—
Non-cash interest and other expense	(1,592)	7,533
Stock-based compensation, net of amounts capitalized	44,045	36,132
Tax impact of stock option exercises	5,833	—
Loss on extinguishment of long-term debt	610	—
Deferred income taxes	(1,306)	6
Non-cash reduction in financing obligation	(21,065)	(23,449)
Loss on disposal of property, plant and equipment and construction in progress	510	129
Changes in operating assets and liabilities:
Restricted cash	(87,420)	5,499
Accounts receivable	(29,684)	(11,525)
Rebates receivable	(4,241)	9,638
Inventories	114,048	(62,329)
Prepaid expenses and other current assets	25,358	(15,766)
MyPower deferred costs	(22,196)	(94,203)
Other assets	4,440	(18,887)
Accounts payable	(149,762)	39,787
Accrued and other liabilities	24,855	35,738
Deferred revenue	46,050	8,031
Net cash used in operating activities	(389,011)	(311,916)
Investing activities:
Payments for the cost of solar energy systems, leased and to be leased	(857,164)	(665,079)
Purchase of property, plant and equipment	(44,404)	(102,065)
Purchases of short-term investments	—	(44,592)
Proceeds from sales and maturities of short-term investments	11,243	114,642
Payments for the acquisition of noncontrolling interests	(13,664)	—
Payments for termination of interest rate swaps	(9,284)	—
Net cash used in investing activities	(913,273)	(697,094)

	Six Months Ended June 30,
	2016	2015
Financing activities:
Investment fund financings, bank and other borrowings:
Borrowings under long-term debt	657,373	456,108
Repayments of long-term debt	(412,685)	(134,613)
Proceeds from issuance of solar bonds	11,665	32,494
Proceeds from issuance of solar bonds issued to related parties	165,010	165,010
Repayments of borrowings under solar bonds	(8,041)	—
Repayments of borrowings under solar bonds issued to related parties	(165,010)	—
Proceeds from issuance of solar asset-backed notes	221,472	—
Repayments of borrowings under solar asset-backed notes	(8,569)	(7,355)
Payment of deferred purchase consideration	—	(2,498)
Proceeds from financing obligation	33,418	20,481
Repayments of financing obligation	(237)	(5,023)
Repayment of capital lease obligations	(5,247)	(1,357)
Proceeds from investment by noncontrolling interests and redeemable noncontrolling interests in subsidiaries	643,635	428,934
Distributions paid to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	(63,798)	(33,575)
Net cash provided by financing activities before equity and convertible notes issuances	1,068,986	918,606
Equity and convertible notes issuances:
Proceeds from exercise of stock options	2,301	7,441
Tax impact of stock option exercises	(5,833)	—
Net cash provided by equity issuances	(3,532)	7,441
Net cash provided by financing activities	1,065,454	926,047
Net decrease in cash and cash equivalents	(236,830)	(82,963)
Cash and cash equivalents, beginning of period	382,544	504,383
Cash and cash equivalents, end of period	$145,714	$421,420
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$43,470	$22,193
Cash paid during the period for taxes, net of refunds	$9,746	$137

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

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation. In particular, the consolidated statements of operations have been expanded to present revenue generated from periodic billings under long-term contracts, including customer operating leases and MyPower contracts, as well as sales of solar renewable energy credits. Accordingly, the previously presented operating leases and solar energy systems incentives revenue has been separated into (i) revenue generated from periodic billings under operating leases as well as periodic incentives generated by the operating leases; (ii) revenue generated from sales of solar renewable energy credits and (iii) revenue from operating lease prepayments and upfront incentives that is recognized over the term of the operating lease. Additionally, revenue from sales under MyPower contracts, which was previously presented within revenue from solar energy systems and components sales, has been separately presented as revenue from solar energy systems under long-term loan arrangements; this together with periodic operating lease billings and incentives revenue and sales of solar renewable energy credits revenue comprise the total revenue from periodic billings. Furthermore, the cost of revenue line items have been expanded to conform to the current period revenue presentation and to separately present non-cash expenses, including depreciation, amortization and warranty expenses. Also, the previously presented net interest expense has been separated into (i) interest expense on recourse debt excluding the amortization of any debt discounts or fees; (ii) interest expense on non-recourse debt excluding the amortization of any debt discounts or fees and (iii) all other net interest expense including the amortization of all debt discounts and fees.

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (continued)

Use of Estimates

The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. Management regularly makes significant estimates and assumptions regarding the selling price of undelivered elements for revenue recognition purposes, the collectability of accounts and rebates receivable, the valuation of inventories, the labor costs for long-term contracts used as a basis for determining the percentage of completion for such contracts, the fair values and residual values of solar energy systems subject to leases, the accounting for business combinations, the fair values and useful lives of acquired tangible and intangible assets, the fair value of contingent consideration payable under business combinations, the useful lives of solar energy systems, property, plant and equipment, the determination of accrued warranty, the determination of accrued liability for solar energy system performance guarantees, the determination of lease pass-through financing obligations, the discount rates used to determine the fair values of investment tax credits, the valuation of stock-based compensation, the determination of valuation allowances associated with deferred tax assets, asset impairment, the valuation of build-to-suit lease assets, the fair value of interest rate swaps and other items. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ materially from those estimates.

Interest Rate Swaps

In the second quarter of 2015, the Company began entering into fixed-for-floating interest rate swap agreements to swap variable interest payments on certain debt for fixed interest payments, as required by its lenders. The Company has not designated any interest rate swaps as hedging instruments. Accordingly, all interest rate swaps are recognized at fair value on the consolidated balance sheets within other assets or other liabilities and deferred credits, with any changes in fair value recognized as other income or expense in the consolidated statements of operations and with any cash flows recognized as investing activities in the consolidated statements of cash flows. As of and for the periods ended June 30, 2016, the Company had interest rate swaps outstanding as follows (in thousands):

			Gross Gains		Gross Losses
	Aggregate	Gross	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	Notional	Liability at	June 30,	June 30,	June 30,	June 30,
	Amount	Fair Value	2016	2016	2016	2016
Interest rate swaps	$802,154	$53,709	$378	$378	$19,785	$51,828

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

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (continued)

As of June 30, 2016, the assets and liabilities carried at fair value on a recurring basis included cash equivalents, interest rate swaps and contingent consideration, and their fair values were as follows (in thousands):

	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$3,436	$—	$—
Liabilities:
Interest rate swaps	$—	$53,709	$—
Contingent consideration	$—	$—	$82,651

The Company classified its money market funds within Level 1 because their fair values are based on their quoted market prices. The Company classified its interest rate swaps within Level 2 because their fair values are determined using models that utilized market observable inputs, including current and forward interest rates. The Company classified its contingent consideration within Level 3 because its fair value is determined using unobservable probability estimates and unobservable estimated discount rates applicable to the acquisition. During the six months ended June 30, 2016, there were no transfers between the levels of the fair value hierarchy.

The contingent consideration is dependent on the achievement of the specified production milestones for the acquired business. The Company determined the fair value of the contingent consideration using a probability-weighted expected return methodology that considers the timing and probabilities of achieving these milestones and uses discount rates that reflect the appropriate cost of capital. The Company reassesses the valuation assumptions each reporting period, with any changes in the fair value accounted for in the consolidated statements of operations. The fair value of the contingent consideration is directly proportional to the estimated probabilities of achieving these milestones. On March 31, 2016, the Company determined that the first milestone was achieved and adjusted the accrued contingent consideration balance associated with the first milestone to the full amount payable of $48.3 million. On May 5, 2016, the Company issued 1.6 million shares of its common stock, valued at $34.2 million based on its stock price on the issuance date, to settle the liability. Accordingly, the Company recognized a gain of $14.1 million upon the settlement of the liability associated with the first milestone, which is included as an offset to general and administrative expense. The fair value of the contingent consideration balance related to the remaining milestones was determined using an estimated probability of achievement of 95% and discount rates ranging between 6% and 7%, which is included under other liabilities and deferred credits in the consolidated balance sheets. The following table summarizes the activity of the Level 3 contingent consideration balance in the six months ended June 30, 2016 (in thousands):

Balance - beginning of the period	$123,008
Change in fair value	(40,357)
Balance - end of the period	$82,651

The Company’s financial instruments that are not carried at fair value include accounts receivable, customer notes receivable, rebates receivable, accounts payable, customer deposits, distributions payable to noncontrolling interests and redeemable noncontrolling interests, the participation interest, solar asset-backed notes, solar loan-backed notes, convertible senior notes, Solar Bonds and long-term debt. The carrying values of these financial instruments other than customer notes receivable, the participation interest, solar asset-backed notes, solar loan-backed notes, convertible senior notes, Solar Bonds and long-term debt approximated their fair values due to the fact that they were short-term in nature at June 30, 2016.

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (continued)

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

	June 30, 2016
	Carrying Value	Fair Value
Participation interest	$16,440	$14,877
Solar asset-backed notes	$448,752	$454,693
Solar loan-backed notes	$174,306	$179,244
Convertible senior notes	$896,621	$669,994
MyPower customer notes receivable	$536,638	$536,638
Long-term debt	$1,438,152	$1,438,152
Solar bonds	$217,826	$217,826

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

As of and for the
Six Months Ended
June 30,
2016
Balance - beginning of the period	$22,993
Increase in liability (including $3,424 related to MyPower contracts)	4,186
Change in estimate	630
Less warranty claims	(188)
Balance - end of the period	$27,621

Solar Energy Systems Performance Guarantees

The Company guarantees certain specified minimum solar energy production output for certain systems leased or sold to customers generally for a term of up to 30 years. The Company monitors the solar energy systems to ensure that these outputs are being achieved. The Company evaluates if any amounts are due to its customers and makes any payments periodically as specified in the customer contracts. As of June 30, 2016 and December 31, 2015, the Company recorded liabilities of $3.9 million and $3.1 million, respectively, under accrued and other current liabilities in the consolidated balance sheets, relating to these guarantees based on the Company’s assessment of its current exposure.

Solar Renewable Energy Credits

The Company accounts for solar renewable energy credits, or SRECs, when they are purchased by the Company or sold to third parties. For SRECs generated by solar energy systems owned by the Company and minted by government agencies, the Company does not recognize any specifically identifiable costs for those SRECs as there are no specific incremental costs incurred to generate the SRECs. For SRECs purchased by the Company, the Company carries these SRECs at their cost, subject to testing for impairment. The Company recognizes revenue from the sale of an SREC when the SREC is transferred to the buyer, and the cost of the SREC, if any, is then recorded within cost of periodic billings revenue.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, to replace the existing revenue recognition criteria for contracts with customers and to establish the disclosure requirements for revenue from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, Deferral of the Effective Date, to defer the effective date of ASU No. 2014-09 to interim and annual periods beginning after December 15, 2017, with early adoption permitted. In March, April and May 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations, ASU No. 2016-10, Identifying Performance Obligations and Licensing, ASU No. 2016-11, Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, and ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, to clarify and amend the guidance in ASU No. 2014-09. Adoption of the ASUs is either retrospective to each prior period presented or retrospective with a cumulative adjustment to retained earnings or accumulated deficit as of the adoption date. The Company is currently assessing the impact of the ASUs on its condensed consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, to require, among others, financial assets carried at amortized cost to be presented at the net amount expected to be collected based on historical experience, current conditions and forecasts. The ASU is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. Adoption of the ASU is modified retrospective. The Company is currently assessing the impact of the ASU on its condensed consolidated financial statements.

3. Goodwill and Intangible Assets

Goodwill

As of June 30, 2016, the carrying value of goodwill was $321.9 million. There were no changes to the carrying value of goodwill during the six months ended June 30, 2016.

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (continued)

Intangible Assets

The following is a summary of intangible assets as of June 30, 2016 (in thousands):

	Weighted-
	average
	useful life		Accumulated
	(in years)	Gross	amortization	Write-offs	Net
Developed technology - Silevo	10	$115,000	$(20,346)	$—	$94,654
Developed technology - Zep Solar	7	60,100	(21,979)	—	38,121
Trademarks and trade names	7	24,700	(9,021)	—	15,679
Marketing database	5	17,427	(11,347)	—	6,080
PowerSaver agreement	10	17,077	(4,815)	(12,262)	—
Non-compete agreements	5	7,189	(4,023)	(3,035)	131
Customer relationships	6	6,190	(1,093)	—	5,097
Other	6	10,028	(6,297)	(87)	3,644
Total	8.26	$257,711	$(78,921)	$(15,384)	$163,406

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

All intangible assets are amortized over their estimated useful lives. The changes to the carrying value of intangible assets were as follows (in thousands):

June 30, 2016
Balance - beginning of the period	$195,244
Amortization	(16,454)
Write-offs	(15,384)
Balance - end of the period	$163,406

Amortization expense from intangible assets for the six months ended June 30, 2016 and 2015 was allocated as follows (in thousands):

	Six Months Ended June 30,
	2016	2015
Included in depreciation, amortization and warranty	$10,353	$10,326
Included in sales and marketing	6,101	5,848
Total amortization expense	$16,454	$16,174

The intangible assets for the PowerSaver and non-compete agreements were impaired during the six months ended June 30, 2016 following restructuring of the Company’s sales and marketing operations. The impairment charge is included in restructuring and other expense. No intangible assets were impaired in the six months ended June 30, 2015.

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (continued)

As of June 30, 2016, the total future amortization expense from intangible assets was as follows (in thousands):

	Depreciation, amortization and warranty	Sales and marketing	Total
Six months ending December 31, 2016	$10,343	$4,018	$14,361
2017	20,541	7,469	28,010
2018	20,541	6,555	27,096
2019	20,541	4,621	25,162
2020	19,821	4,423	24,244
Thereafter	44,533	—	44,533
Total	$136,320	$27,086	$163,406

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (continued)

4. Selected Balance Sheet Components

Selected components of the consolidated balance sheets were as follows (in thousands):

	June 30, 2016	December 31, 2015
Inventories:
Raw materials	$203,093	$335,439
Work in progress	26,606	7,512
Total	$229,699	$342,951

Solar Energy Systems, Leased and To Be Leased - Net:
Solar energy systems leased to customers	$4,315,639	$3,619,214
Initial direct costs related to customer solar energy system lease acquisition costs	475,266	383,506
	4,790,905	4,002,720
Less accumulated depreciation and amortization	(353,783)	(275,158)
	4,437,122	3,727,562
Solar energy systems under construction	382,491	358,010
Solar energy systems to be leased to customers	354,011	289,981
Solar energy systems, leased and to be leased - net(1)(2)	$5,173,624	$4,375,553

Property, Plant and Equipment - Net
Manufacturing facilities - Fremont, California:
Manufacturing and lab equipment	$88,194	$84,418
Leasehold improvements	55,139	53,902
Manufacturing facilities - China:
Manufacturing and lab equipment(3)	9,285	21,714
Land and buildings	6,706	6,711
Vehicles	37,657	44,036
Computer hardware and software	50,968	41,294
Furniture and fixtures	15,256	13,611
Leasehold improvements - other	22,583	19,546
Other(4)	43,437	30,861
	329,225	316,093
Less accumulated depreciation and amortization	(74,999)	(53,706)
Property, plant and equipment - net	$254,226	$262,387

Accrued and Other Current Liabilities:
Accrued expenses	$71,952	$69,034
Income tax payable	23,939	41,016
Accrued compensation	72,745	64,988
Current portion of contingent consideration	—	42,912
Accrued warranty	27,621	22,993
Accrued professional services fees	10,060	9,915
Current portion of capital lease obligation	10,750	8,208
Other current liabilities	14,799	17,440
Total	$231,866	$276,506

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (continued)

	June 30, 2016	December 31, 2015
Other Liabilities and Deferred Credits:
Deferred gain on sale-leaseback transactions, net of current portion	$49,925	$51,547
Deferred rent expense	17,073	16,184
Interest rate swaps liability	53,709	11,544
Deferred solar renewable energy credits income	19,352	8,855
Capital lease obligation	39,658	39,475
Liability for receipts from an investor(5)	37,883	17,975
Contingent consideration	82,651	80,096
Participation interest	16,440	15,919
Other non-current liabilities	47,782	37,411
Total	$364,473	$279,006

(1)

Included in solar energy systems leased to customers as of June 30, 2016 and December 31, 2015 was $66.4 million for each period related to capital leased assets with an accumulated depreciation of $12.0 million and $10.6 million, respectively.

(2)

Included in solar energy systems, leased and to be leased to customers as of June 30, 2016 and December 31, 2015 was $11.8 million and $6.3 million, respectively, related to energy storage systems with an accumulated depreciation of $0.7 million and $0.5 million, respectively.

(3)

The manufacturing equipment in China was impaired to estimated net realizable value during the six months ended June 30, 2016 as the Company commenced restructuring its operations in China. The impairment charge is included in restructuring and other expense.

(4)

Included in other property, plant and equipment - net as of June 30, 2016 and December 31, 2015 was $36.8 million and $29.1 million, respectively, related to capital leased assets with an accumulated depreciation of $9.3 million and $5.6 million, respectively.

(5)

The liability for receipts from an investor represents amounts received from an investor under a lease pass-through fund arrangement for monetization of investment tax credits, or ITCs, for assets not yet placed in service. This amount is reclassified to deferred revenue when the assets are placed in service.

5. Cash Equity Financing

On May 2, 2016, the Company pooled and transferred its interests in certain financing funds into a special purpose entity, or SPE, and issued $121.7 million in aggregate principal of debt of the SPE (see Note 6, Indebtedness) and also issued $100.7 million of equity interests in the SPE, both to the same investor. The debt is secured by, among other things, the SPE’s interests in the financing funds. The Company has determined that the SPE is a variable interest entity and that the Company is the primary beneficiary of the SPE by reference to the power and benefits criterion under ASC 810, Consolidation. Accordingly, the Company consolidates the SPE in its consolidated financial statements and accounts for the investor’s equity interest in the SPE as a noncontrolling interest (see Note 7, VIE Arrangements). The Company did not recognize a gain or loss on the transfer of its interests in the financing funds and continues to consolidate the financing funds. The cash distributed from the financing funds to the SPE is used to service the principal payments, the interest payments, the SPE’s expenses and the distributions to the investor. Any remaining cash would be distributed to a wholly owned subsidiary of the Company. The SPE’s assets and cash flows are not available to the other creditors of the Company, and the investor has no recourse to the Company’s other assets. Of the net proceeds from this transaction, $125.0 million was used to partially prepay the revolving aggregation credit facility due in December 2018, $25.7 million was used to partially prepay the term loan due in December 2016 and the remaining amount was retained by the Company to fund its operations.

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (continued)

6. Indebtedness

The following is a summary of the Company’s debt as of June 30, 2016 (dollars in thousands):

	Unpaid			Unused
	Principal	Net Carrying Value		Borrowing
	Balance	Current	Long-Term	Capacity	Interest Rate	Maturity Dates
Recourse debt:
Secured revolving credit facility	$366,000	$22,827	$339,917	$10,945	3.7%-5.8%	December 2016 - December 2017
Vehicle and other loans	17,004	6,721	10,283	—	2.9%-7.6%	March 2017 - June 2019
2.75% convertible senior notes due in 2018	230,000	—	226,537	—	2.8%	November 2018
1.625% convertible senior notes due in 2019	566,000	—	557,288	—	1.6%	November 2019
Zero-coupon convertible senior notes due in 2020	113,000	—	112,796	—	0.0%	December 2020
Solar Bonds	217,986	184,296	33,530	*	1.1%-5.8%	July 2016 - January 2031
Total recourse debt	1,509,990	213,844	1,280,351	10,945
Non-recourse debt:
Term loan due in December 2016	86,759	86,276	—	—	3.9%	December 2016
Term loan due in December 2017	43,820	—	41,358	74,326	3.8%	December 2017
Term loan due in January 2021	154,771	4,129	145,955	4,001	4.1%-4.2%	January 2021
MyPower revolving credit facility	130,219	128,932	—	109,781	3.4%-5.9%	January 2017
Revolving aggregation credit facility	531,008	—	518,772	228,992	3.7%-4.2%	December 2018
Solar Renewable Energy Credit Term Loan	12,550	12,321	—	—	9.9%	April 2017
Cash Equity Debt	121,708	3,482	117,179	—	5.7%	July 2033
Solar Asset-backed Notes, Series 2013-1	44,211	3,440	37,996	—	4.8%	November 2038
Solar Asset-backed Notes, Series 2014-1	62,797	2,934	57,262	—	4.6%	April 2044
Solar Asset-backed Notes, Series 2014-2	190,231	6,874	177,074	—	4.0%-Class A 5.4%-Class B	July 2044
Solar Asset-backed Notes, Series 2015-1	120,525	1,447	114,234	—	4.2%-Class A 5.6%-Class B	August 2045
Solar Asset-backed Notes, Series 2016-1	52,150	1,573	45,918	—	5.3%-Class A 7.5%-Class B	September 2046
Solar Loan-backed Notes, Series 2016-A	185,000	2,007	172,299	—	4.8%-Class A 6.9%-Class B	September 2048
Total non-recourse debt	1,735,749	253,415	1,428,047	417,100
Total debt	$3,245,739	$467,259	$2,708,398	$428,045

*

Out of the $350.0 million authorized to be issued by the Company’s board of directors, $132.0 million remained available to be issued. See below and Note 12, Related Party Transactions, for Solar Bonds issued to related parties.

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

#

Out of the $350.0 million authorized to be issued by the Company’s board of directors, $135.7 million remained available to be issued. See below and Note 12, Related Party Transactions, for Solar Bonds issued to related parties.

Recourse debt refers to debt that is recourse to the Company’s general assets. Non-recourse debt refers to debt that is recourse to only specified assets or subsidiaries of the Company. The differences between the unpaid principal balances and the net carrying values are due to debt discounts and deferred financing costs. As of June 30, 2016, the Company was in compliance with all financial debt covenants. The Company’s debt is described further below except for the vehicle and other loans and the convertible senior notes, which did not change materially in the six months ended June 30, 2016.

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

In March 2015, Space Exploration Technologies Corporation, or SpaceX, purchased $90.0 million in aggregate principal amount of 2.00% Solar Bonds due in March 2016. In June 2015, SpaceX purchased an additional $75.0 million in aggregate principal amount of 2.00% Solar Bonds due in June 2016. In March 2016, $90.0 million in aggregate principal amount of the Solar Bonds held by SpaceX matured, and the proceeds were reinvested by SpaceX in $90.0 million in aggregate principal amount of 4.40% Solar Bonds due in March 2017. In June 2016, $75.0 million in aggregate principal amount of the Solar Bonds held by SpaceX matured, and the proceeds were reinvested by SpaceX in $75.0 million in aggregate principal amount of 4.40% Solar Bonds due in June 2017. SpaceX is considered a related party, the Company has also issued Solar Bonds to other related parties and such Solar Bonds are separately presented on the consolidated balance sheets (see Note 12, Related Party Transactions).

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

Term Loan Due in December 2016

On February 4, 2014, a subsidiary of the Company entered into an agreement with a syndicate of banks for a term loan of $100.0 million. On February 20, 2014, the agreement was amended to increase the maximum term loan availability to $220.0 million. On March 20, 2014, the agreement was further amended to increase the maximum term loan availability to $250.0 million. The term loan bears interest at an annual rate of LIBOR plus 3.25% or, at the Company’s option, 3.25% plus the highest of (i) the Federal Funds Rate plus 0.50%, (ii) Bank of America’s published “prime rate” or (iii) LIBOR plus 1.00%. The term loan is secured by the assets and cash flows of the subsidiary and is non-recourse to the Company’s other assets. In the second quarter of 2016, the Company repaid $25.7 million of the principal outstanding under the term loan.

Term Loan Due in December 2017

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

Term Loan Due in January 2021

In January 2016, a subsidiary of the Company entered into an agreement with a syndicate of banks for a term loan of $160.0 million. The term loan bears interest at an annual rate of three-month LIBOR plus 3.50%. The term loan is secured by substantially all of the assets of the subsidiary, including its interests in certain financing funds, and is non-recourse to the Company’s other assets. In the second quarter of 2016, the Company repaid $1.2 million of the principal outstanding under the term loan.

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (continued)

MyPower Revolving Credit Facility

On January 9, 2015, a subsidiary of the Company entered into a $200.0 million revolving credit agreement with a syndicate of banks to obtain funding for the MyPower customer loan program. The MyPower revolving credit facility initially provided up to $160.0 million of Class A notes and up to $40.0 million of Class B notes. On December 16, 2015, the committed amount under the Class A notes was increased to $200.0 million. The Class A notes bear interest at an annual rate of (i) for the first $160.0 million, 2.50% and (ii) for the remaining $40.0 million, 3.00%; in each case, plus (a) the commercial paper rate or (b) 1.50% plus adjusted LIBOR. The Class B notes bear interest at an annual rate of 5.00% plus LIBOR. The fee for undrawn commitments under the Class A notes is 0.50% per annum for the first $160.0 million of undrawn commitments and 0.75% per annum for the remaining $40.0 million of undrawn commitments, if any. The fee for undrawn commitments under the Class B notes is 0.50% per annum. The MyPower revolving credit facility is secured by the payments owed to the Company or its subsidiaries under MyPower customer loans and is non-recourse to the Company’s other assets. In the first half of 2016, the Company repaid $168.2 million of the principal outstanding under the MyPower revolving credit facility.

Revolving Aggregation Credit Facility

On May 4, 2015, a subsidiary of the Company entered into an agreement with a syndicate of banks for a revolving aggregation credit facility with a total committed amount of $500.0 million. On July 13, 2015, the total committed amount was increased to $650.0 million. On March 23, 2016, the agreement was amended to modify the interest rates, extend the availability period and extend the maturity date. In the second quarter of 2016, the total committed amount was increased to $760.0 million. The revolving aggregation credit facility bears interest at an annual rate of 3.25% plus (i) for commercial paper loans, the commercial paper rate and (ii) for LIBOR loans, at the Company’s option, three-month LIBOR or daily LIBOR. The revolving aggregation credit facility is secured by certain assets and cash flows of certain subsidiaries of the Company and is non-recourse to the Company’s other assets. In the first half of 2016, the Company repaid $127.3 million of the principal outstanding under the revolving aggregation credit facility.

Solar Renewable Energy Credit Term Loan

On March 31, 2016, a subsidiary of the Company entered into an agreement for a term loan of $15.0 million. The term loan bears interest at an annual rate of one-month LIBOR plus 9.00% or, at the Company’s option, 8.00% plus the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the prime rate or (iii) one-month LIBOR plus 1.00%. The term loan is secured by substantially all of the assets of the subsidiary, including its rights under forward contracts to sell solar renewable energy credits, and is non-recourse to the Company’s other assets. In the first half of 2016, the Company repaid $2.5 million of the principal outstanding under the term loan.

Cash Equity Debt

In connection with the cash equity financing discussed in Note 5, the Company issued $121.7 million in aggregate principal of debt that bears interest at a fixed rate of 5.65% per annum. This debt is secured by, among other things, the Company’s interests in certain financing funds and is non-recourse to the Company’s other assets.

Solar Asset-backed Notes, Series 2013-1

In November 2013, the Company pooled and transferred qualifying solar energy systems and the associated customer contracts into a SPE and issued $54.4 million in aggregate principal of Solar Asset-backed Notes, Series 2013-1, backed by these solar assets to certain investors. The SPE is wholly owned by the Company and is consolidated in the Company’s financial statements. Accordingly, the Company did not recognize a gain or loss on the transfer of these solar assets. As of June 30, 2016, these solar assets had a carrying value of $135.7 million and are included under solar energy systems, leased and to be leased — net, in the consolidated balance sheets. The Solar Asset-backed Notes were issued at a discount of 0.05%. The cash flows generated by these solar assets are used to service the monthly principal and interest payments on the Solar Asset-backed Notes and satisfy the SPE’s expenses, and any remaining cash is distributed to a wholly owned subsidiary of the Company. The Company recognizes revenue earned from the associated customer contracts in accordance with the Company’s revenue recognition policy. The assets and cash flows generated by the qualifying solar energy systems are not available to the other creditors of the Company, and the creditors of the SPE, including the Solar Asset-backed Note holders, have no recourse to the Company’s other assets. The Company contracted with the SPE to provide operations and maintenance and administrative services for the qualifying solar energy systems.

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (continued)

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

Solar Asset-backed Notes, 2014-1

In April 2014, the Company pooled and transferred qualifying solar energy systems and the associated customer contracts into a SPE and issued $70.2 million in aggregate principal of Solar Asset-backed Notes, Series 2014-1, backed by these solar assets to certain investors. The SPE is wholly owned by the Company and is consolidated in the Company’s financial statements. Accordingly, the Company did not recognize a gain or loss on the transfer of these solar assets. As of June 30, 2016, these solar assets had a carrying value of $127.2 million and are included under solar energy systems, leased and to be leased — net, in the consolidated balance sheets. The Solar Asset-backed Notes were issued at a discount of 0.01%. The cash flows generated by these solar assets are used to service the monthly principal and interest payments on the Solar Asset-backed Notes and satisfy the SPE’s expenses, and any remaining cash is distributed to a wholly owned subsidiary of the Company. The Company recognizes revenue earned from the associated customer contracts in accordance with the Company’s revenue recognition policy. The assets and cash flows generated by the qualifying solar energy systems are not available to the other creditors of the Company, and the creditors of the SPE, including the Solar Asset-backed Note holders, have no recourse to the Company’s other assets. The Company contracted with the SPE to provide operations and maintenance and administrative services for the qualifying solar energy systems.

Solar Asset-backed Notes, Series 2014-2

In July 2014, the Company pooled and transferred qualifying solar energy systems and the associated customer contracts into a SPE and issued $160.0 million in aggregate principal of Solar Asset-backed Notes, Series 2014-2, Class A, and $41.5 million in aggregate principal of Solar Asset-backed Notes, Series 2014-2, Class B, backed by these solar assets to certain investors. The SPE is wholly owned by the Company and is consolidated in the Company’s financial statements. Accordingly, the Company did not recognize a gain or loss on the transfer of these solar assets. As of June 30, 2016, these solar assets had a carrying value of $270.7 million and are included under solar energy systems, leased and to be leased — net, in the consolidated balance sheets. The Solar Asset-backed Notes were issued at a discount of 0.01%. These solar assets and the associated customer contracts are leased to an investor under a lease pass-through arrangement that the Company has accounted for as a borrowing. The rent paid by the investor under the lease pass-through arrangement is used (and, following the expiration of the lease pass-through arrangement, the cash generated by these solar assets will be used) to service the monthly principal and interest payments on the Solar Asset-backed Notes and satisfy the SPE’s expenses, and any remaining cash is distributed to a wholly owned subsidiary of the Company. The Company recognizes revenue earned from the associated customer contracts in accordance with the Company’s revenue recognition policy. The assets and cash flows generated by these solar assets are not available to the other creditors of the Company, and the creditors of the SPE, including the Solar Asset-backed Note holders, have no recourse to the Company’s other assets. The Company contracted with the SPE to provide operations and maintenance and administrative services for the qualifying solar energy systems.

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (continued)

Solar Asset-backed Notes, Series 2015-1

In August 2015, the Company pooled and transferred its interests in certain financing funds into a SPE and issued $103.5 million in aggregate principal of Solar Asset-backed Notes, Series 2015-1, Class A, and $20.0 million in aggregate principal of Solar Asset-backed Notes, Series 2015-1, Class B, backed by these solar assets to certain investors. The SPE is wholly owned by the Company and is consolidated in the Company’s financial statements. Accordingly, the Company did not recognize a gain or loss on the transfer of these solar assets and continues to consolidate the underlying financing funds (see Note 7, VIE Arrangements). The Solar Asset-backed Notes were issued at a discount of 0.05% for Class A and 1.46% for Class B. The cash distributed by the underlying financing funds to the SPE are used to service the semi-annual principal and interest payments on the Solar Asset-backed Notes and satisfy the SPE’s expenses, and any remaining cash is distributed to a wholly owned subsidiary of the Company. The SPE’s assets and cash flows are not available to the other creditors of the Company, and the creditors of the SPE, including the Solar Asset-backed Note holders, have no recourse to the Company’s other assets.

Solar Asset-backed Notes, Series 2016-1

In February 2016, the Company transferred qualifying solar energy systems and the associated customer contracts into a SPE and issued $52.2 million in aggregate principal of Solar Asset-backed Notes, Series 2016-1, backed by these solar assets to certain investors. The SPE is wholly owned by the Company and is consolidated in the Company’s financial statements. Accordingly, the Company did not recognize a gain or loss on the transfer of these solar assets. As of June 30, 2016, these solar assets had a carrying value of $73.0 million and are included under solar energy systems, leased and to be leased — net, in the consolidated balance sheets. The Solar Asset-backed Notes were issued at a discount of 6.71%. These solar assets and the associated customer contracts are leased to an investor under a lease pass-through arrangement that the Company has accounted for as a borrowing. The rent paid by the investor under the lease pass-through arrangement is used (and, following the expiration of the lease pass-through arrangement, the cash generated by these solar assets will be used) to service the semi-annual principal and interest payments on the Solar Asset-backed Notes and satisfy the SPE’s expenses, and any remaining cash is distributed to a wholly owned subsidiary of the Company. The Company recognizes revenue earned from the associated customer contracts in accordance with the Company’s revenue recognition policy. The assets and cash flows generated by these solar assets are not available to the other creditors of the Company, and the creditors of the SPE, including the Solar Asset-backed Note holders, have no recourse to the Company’s other assets. The Company contracted with the SPE to provide operations and maintenance and administrative services for the qualifying solar energy systems.

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

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (continued)

Wholly owned subsidiaries of the Company and fund investors formed and contributed cash or assets to various solar financing funds and entered into related agreements. The following table shows the number of funds by investor classification, carrying value of the solar energy systems in the funds, total investor contributions received and undrawn investor contributions as of June 30, 2016 (in thousands, except for number of funds) for funds that have been determined to be VIEs:

		Total		Carrying
		Investor	Undrawn	Value of
Investor	Number	Contributions	Investor	Solar Energy
Classification	of Funds	Received	Contributions	Systems
Financial institutions	27	$1,893,103	$60,605	$2,196,742
Corporations	7	977,758	25,058	1,031,558
Utilities	4	274,819	39,101	248,592
Other investors	1	1,788	—	3,155
Total	39	$3,147,468	$124,764	$3,480,047

The Company has determined that the funds are VIEs and it is the primary beneficiary of these VIEs by reference to the power and benefits criterion under ASC 810, Consolidation. The Company has considered the provisions within the contractual agreements, which grant it power to manage and make decisions that affect the operation of these VIEs, including determining the solar energy systems and associated customer contracts to be sold or contributed to these VIEs,the redeployment of solar energy systems and management of customer receivables. The Company considers that the rights granted to the fund investors under the contractual agreements are more protective in nature rather than participating.

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

As of June 30, 2016 the Company was contractually required to make payments to a fund investor in order to ensure the investor is projected to achieve a specified minimum return annually. The amounts of any potential future payments under this guarantee are dependent on the amounts and timing of future distributions to the investor from the fund, the tax benefits that accrue to the investor from the fund’s activities and the amount and timing of the Company’s purchase of the investor’s interest in the fund or the amount and timing of the distributions to the investor upon liquidation of the fund. Due to uncertainties associated with estimating the amount and timing of distributions to the investor and the possibility and timing of the liquidation of the fund, the Company is unable to determine the potential maximum future payments that it would have to make under this guarantee.

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

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (continued)

The Company presents the solar energy systems in the VIEs under solar energy systems, leased and to be leased – net in the consolidated balance sheets. The aggregate carrying values of the VIEs’ assets and liabilities, after elimination of intercompany transactions and balances, in the consolidated balance sheets were as follows (in thousands):

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$33,360	$32,105
Restricted cash	4,379	44
Accounts receivable - net	32,823	10,116
Rebates receivable	11,343	6,220
Prepaid expenses and other current assets	2,064	1,740
Total current assets	83,969	50,225
Solar energy systems, leased and to be leased - net	3,480,047	2,779,363
Other assets	26,075	11,204
Total assets	$3,590,091	$2,840,792
Liabilities
Current liabilities:
Accounts payable	$382	$—
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	9,396	26,769
Current portion of deferred U.S. Treasury grant income	6,506	6,506
Accrued and other current liabilities	2,311	598
Customer deposits	1,586	2,928
Current portion of deferred revenue	35,654	24,794
Current portion of long-term debt	3,482	—
Total current liabilities	59,317	61,595
Deferred revenue, net of current portion	358,676	308,798
Long-term debt, net of current portion	158,537	—
Deferred U.S. Treasury grant income, net of current portion	160,919	164,191
Other liabilities and deferred credits	54,570	28,460
Total liabilities	$792,019	$563,044

The Company is contractually obligated to make certain fund investors whole if they suffer certain losses resulting from the disallowance or recapture of ITCs or U.S. Treasury grants. The Company accounts for distributions due to the fund investors arising from a reduction of anticipated ITCs or U.S. Treasury grants received under distributions payable to noncontrolling interests and redeemable noncontrolling interests in the consolidated balance sheets. As of June 30, 2016 and December 31, 2015, the Company had accrued $2.7 million for each period for this obligation, which is included under distributions payable to noncontrolling interests and redeemable noncontrolling interests on the consolidated balance sheets.

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (continued)

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

Balance at December 31, 2015	$320,935
Contributions from redeemable noncontrolling interests	290,771
Net loss	(229,363)
Distributions to redeemable noncontrolling interests	(23,746)
Acquisition of noncontrolling interests	(13,665)
Balance at June 30, 2016	$344,932

The acquisition of redeemable noncontrolling interests above relates to the Company’s purchase of the third party investors’ interest in the Chinese joint venture between one of its subsidiaries, Silevo, and the investors, for $13.7 million.

9. Equity

The changes in total stockholders’ equity and noncontrolling interests in subsidiaries were as follows (in thousands):

	Total	Noncontrolling
	Stockholders'	Interests in	Total
	Equity	Subsidiaries	Equity
Balance, December 31, 2015	$878,566	$535,062	$1,413,628
Contributions from noncontrolling interests	—	352,864	352,864
Tax impact of stock option exercises	(5,833)	—	(5,833)
Stock-based compensation expense	61,445	—	61,445
Issuance of common stock upon exercise of stock options for cash	2,301	—	2,301
Issuance of stock to settle accrued compensation	631	—	631
Issuance of stock on settlement of Silevo contingent consideration	34,170	—	34,170
Net loss	(80,477)	(223,522)	(303,999)
Distributions to noncontrolling interests	—	(28,764)	(28,764)
Balance, June 30, 2016	$890,803	$635,640	$1,526,443

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (continued)

10. Equity Award Plans

Stock Options

On September 15, 2015, the Chief Executive Officer and the Chief Technology Officer, the Company founders, were granted non-statutory stock option awards, or Founder Awards, with both market and performance vesting conditions. The exercise price per share of the Founder Awards is $48.97. The Chief Executive Officer’s Founder Award, when exercised, would entitle him to up to 3.0 million shares of the Company’s common stock, and the Chief Technology Officer’s Founder Award, when exercised, would entitle him to up to 2.0 million shares of the Company’s common stock. The Founder Awards have a maximum term of 10 years from the date of grant and vest in 10 equal tranches based on the achievement of specified operational goals and the 90-trading day average price of the Company’s common stock achieving certain targets on specified measurement dates. In the event of a change in control or a termination of employment, all vesting under the related Founder Award would cease, and any unvested portion would be cancelled.

A summary of stock option activity is as follows (in thousands, except per share amounts):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value
Outstanding - December 31, 2015	18,315	$38.43	7.74	$293,855
Granted (weighted-average fair value of $15.14)	1,292	25.97
Exercised	(345)	6.68		6,422
Canceled	(1,001)	62.48
Outstanding - June 30, 2016	18,261	$36.83	7.43	$100,529
Options vested and exercisable - June 30, 2016	8,387	$24.00	5.72	$97,405
Options vested and expected to vest - June 30, 2016	15,494	$34.99	7.12	$99,859

As of June 30, 2016, 64.4% of the non-vested stock options outstanding have a performance feature that is required to be satisfied before they become vested and exercisable, including 5.0 million non-vested stock options outstanding under the Founder Awards. The grant date fair market value of the stock options that vested in the three months ended June 30, 2016 and 2015 was $26.1 million and $15.3 million, respectively, and the grant date fair market value of the stock options that vested in the six months ended June 30, 2016 and 2015 was $48.4 million and $39.1 million, respectively.

As of June 30, 2016 and December 31, 2015, there was $220.1 million and $265.3 million, respectively, of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock options, which are expected to be recognized over the weighted-average period of 5.36 years and 5.56 years, respectively; including $106.0 million as of June 30, 2016 from the Founder Awards.

Under ASC 718, the Company estimates the fair value of stock options on each grant date using the Black-Scholes option valuation model, except for the Founder Awards for which the Company uses a Monte Carlo simulation performed by an independent expert, and applies the straight-line method of expense attribution, except for stock options with a performance feature, for which the Company applies graded vesting. The fair values were estimated on each grant date with the following weighted-average assumptions used in the Black-Scholes option valuation model:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Dividend yield	0%	0%	0%	0%
Annual risk-free rate of return	1.44%	1.49%	1.50%	1.51%
Expected volatility	60.73%	74.32%	61.94%	75.03%
Expected term (years)	6.38	6.33	6.28	6.27

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

Restricted Stock Units

The Company began granting restricted stock units, or RSUs, to employees, directors and consultants in 2012 under the Company’s 2012 Equity Incentive Plan. A summary of RSU activity is as follows (in thousands, except per share amounts):

		Weighted-
	Restricted	Average
	Stock	Fair
	Units	Value
Outstanding - December 31, 2015	3,577	$49.53
Granted	1,406	17.62
Vested	(545)	46.15
Cancelled	(622)	44.15
Outstanding - June 30, 2016	3,815	$39.13
Expected to vest - June 30, 2016	2,940	$39.60

The grant date fair value of RSUs vested was $13.4 million and $4.1 million for the three months ended June 30, 2016 and 2015, respectively, and $25.2 million and $5.7 million for the six months ended June 30, 2016 and 2015, respectively. Under ASC 718, the Company determines the fair value of RSUs on each grant date based on the fair value of the Company’s common stock on each grant date and applies the straight-line method of expense attribution. As of June 30, 2016 and December 31, 2015, there was $107.9 million and $121.5 million, respectively, of total unrecognized stock-based compensation expense, net of estimated forfeitures, from RSUs, which are expected to be recognized over the weighted-average period of 3.14 years and 3.31 years, respectively.

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

The amount of stock-based compensation expense recognized during the three months ended June 30, 2016 and 2015 was $32.3million and $25.5 million, respectively, and during the six months ended June 30, 2016 and 2015 was $61.2 million and $50.0 million, respectively. The amount of capitalized stock-based compensation expense was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Capitalized under:
Inventories	$469	$169	$469	$169
Other assets	$227	$972	$636	$1,615
Property, plant and equipment - net	$318	$6,016	$2,381	$10,653
Solar energy systems, leased and to be leased - net	$6,883	$779	$14,328	$1,385

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (continued)

Stock-based compensation expense was included in cost of revenue and operating expenses as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total cost of revenue	$601	$437	$1,373	$1,007
Sales and marketing	$5,336	$6,453	$12,857	$10,218
General and administrative	$15,588	$7,877	$23,995	$18,019
Pre-production expense	$128	$—	$148	$—
Research and development	$2,817	$2,755	$5,041	$6,888

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

The income tax expense for the three months ended June 30, 2016 and 2015 was determined based on the Company’s estimated consolidated effective income tax rates of 0.01% and negative 0.22%, respectively. The income tax expense for the six months ended June 30, 2016 and 2015 was determined based on the Company’s estimated consolidated effective income tax rates of negative 0.01% and 0.21%, respectively. The differences between the estimated consolidated effective income tax rates and the U.S. federal statutory rates were primarily attributable to valuation allowances and the current amortization of prepaid tax asset and deferred income tax charge due to inter-company sales held within the consolidated group.

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

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (continued)

12. Related Party Transactions

The Company’s operations included the following related party transactions (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Solar energy systems sales to related parties	$12	$79	$12	$79
Expenditures:
Purchases of inventories or equipment from related parties	$2,822	$900	$6,366	$1,697
Interest paid or payable to related parties (included in interest expense — net)	$1,382	$462	$2,215	$470

Related party balances were comprised of the following (in thousands):

	June 30, 2016	December 31, 2015
Due from related parties (included in accounts receivable)	$22	$30
Due to related parties (included in accounts payable)	$1,213	$3,961
Solar bonds issued to related parties	$165,210	$165,220
Convertible senior notes issued to related parties	$12,977	$12,975
Due to related parties (included in accrued and other current liabilities)	$1,040	$1,249

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

In March 2015, SpaceX purchased $90.0 million in aggregate principal amount of 2.00% Solar Bonds due in March 2016. In June 2015, SpaceX purchased an additional $75.0 million in aggregate principal amount of 2.00% Solar Bonds due in June 2016. In March 2016, $90.0 million in aggregate principal amount of the Solar Bonds held by SpaceX matured, and the proceeds were reinvested by SpaceX in $90.0 million in aggregate principal amount of 4.40% Solar Bonds due in March 2017. In June 2016, $75.0 million in aggregate principal amount of the Solar Bonds held by SpaceX matured, and the proceeds were reinvested by SpaceX in $75.0 million in aggregate principal amount of 4.40% Solar Bonds due in June 2017.

13. Commitments and Contingencies

Noncancelable Leases

The Company leases offices, manufacturing and warehouse facilities, equipment, vehicles and solar energy systems under noncancelable leases.

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (continued)

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

Due to the Company’s involvement with the construction of the facility, its exposure to any potential cost overruns and its other commitments under the agreement, the Company is deemed to be the owner of the facility and the manufacturing equipment owned by the Foundation for accounting purposes during the construction phase. Accordingly, as of June 30, 2016 and December 31, 2015, the Company had recorded a non-cash investment in build-to-suit lease asset under construction of $655.1 million and $284.5 million, respectively, and a corresponding non-cash build-to-suit lease liability on the consolidated balance sheets. The non-cash investing activities and the non-cash financing activities related to this arrangement in the three months ended June 30, 2016 and 2015 amounted to $135.3 million and $105.8 million, respectively, and in the six months ended June 30, 2016 and 2015 amounted to $370.6 million and $132.3 million, respectively.

Indemnification and Guaranteed Returns

As disclosed in Note 7, VIE Arrangements, the Company is contractually committed to compensate certain fund investors for any losses that they may suffer in certain limited circumstances resulting from reductions in U.S. Treasury grants or ITCs. Generally, such obligations would arise as a result of reductions to the value of the underlying solar energy systems as assessed by the U.S. Treasury Department for purposes of claiming U.S. Treasury grants or as assessed by the IRS for purposes of claiming ITCs or U.S. Treasury grants. For each balance sheet date, the Company assesses and recognizes, when applicable, the potential exposure from this obligation based on all the information available at that time, including any guidelines issued by the U.S. Treasury Department on solar energy system valuations for purposes of claiming U.S. Treasury grants and any audits undertaken by the IRS. The Company believes that any payments to the fund investors in excess of the amount already recognized by the Company for this obligation are not probable based on the facts known at the reporting date.

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

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (continued)

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

Letters of Credit

As of June 30, 2016, the Company had $21.6 million of unused letters of credit outstanding, which carry a fee of 3.4% per annum.

Other Contingencies

In July 2012, the Company, along with other companies in the solar energy industry, received a subpoena from the U.S. Treasury Department’s Office of the Inspector General to deliver certain documents in the Company’s possession that were dated, created, revised or referred to after January 1, 2007 and that relate to the Company’s applications for U.S. Treasury grants or communications with certain other solar energy development companies or with certain firms that appraise solar energy property for U.S Treasury grant application purposes. The Inspector General and the Civil Division of the U.S. Department of Justice are investigating the administration and implementation of the U.S Treasury grant program, including possible misrepresentations concerning the fair market value of the solar energy systems submitted by the Company in U.S. Treasury grant applications. If the Inspector General concludes that misrepresentations were made, the U.S. Department of Justice could decide to bring a civil action to recover amounts it believes were improperly paid to the Company. If the U.S. Department of Justice is successful in asserting this action, the Company could then be required to pay material damages and penalties for any funds received based on such misrepresentations, which, in turn, could require the Company to make indemnity payments to certain fund investors. The Company has accrued a reserve for its potential liability associated with this ongoing investigation as of June 30, 2016.

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

On September 18, 2015, a stockholder derivative action was filed in the Court of Chancery of the State of Delaware, purportedly on behalf of the Company and against the board of directors, alleging that the board of directors breached its duties to the Company by approving stock-based compensation to the non-employee directors that the plaintiff claims is excessive compared to the compensation paid to directors of peer companies. At the Company’s 2016 annual meeting of stockholders, the non-employee director compensation plan was approved and ratified, including by a majority of the shares held by disinterested stockholders of the Company. As a result, the Company expects that the case will be dismissed and the matter resolved, subject to the settlement of legal fees which we do not expect to be material.

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

On June 1, 2016, a putative class action lawsuit, Gibbs v. SolarCity, alleging that the Company made unlawful telephone marketing calls in violation of the federal Telephone Consumer Protection Act was filed against the Company in the United States District Court for the District of Massachusetts. The two named plaintiffs seek injunctive relief and statutory damages, on behalf of themselves and a certified class. The Company is reviewing the complaint and will respond accordingly. The Company believes that the claims are without merit and intends to defend itself vigorously. The Company is unable to estimate the possible loss, if any, associated with this lawsuit.

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

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (continued)

14. Basic and Diluted Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the periods presented (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss attributable to stockholders	$(55,489)	$(22,360)	$(80,477)	$(43,885)
Net loss attributable to common stockholders, basic	$(55,489)	$(22,360)	$(80,477)	$(43,885)
Net loss attributable to common stockholders, diluted	$(55,489)	$(22,360)	$(80,477)	$(43,885)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic	99,483,067	97,013,499	98,778,592	96,845,827
Weighted-average shares used to compute net loss per share attributable to common stockholders, diluted	99,483,067	97,013,499	98,778,592	96,845,827
Net loss per share attributable to common stockholders, basic	$(0.56)	$(0.23)	$(0.81)	$(0.45)
Net loss per share attributable to common stockholders, diluted	$(0.56)	$(0.23)	$(0.81)	$(0.45)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Common stock options	18,009,395	13,542,879	18,228,421	13,676,512
Restricted stock units	3,725,488	2,061,808	3,690,433	1,733,437
Convertible senior notes	13,930,186	10,505,947	13,930,186	10,505,947

15. Subsequent Events

New Financing Funds

In July 2016, the Company formed two new non-recourse financing funds with new and existing fund investors with an aggregate financing commitment of $250.0 million.

New Solar Renewable Energy Credit Term Loan

On July 14, 2016, a subsidiary of the Company entered into an agreement for a five-year term loan with a total committed amount of $36.4 million. The term loan is secured by substantially all of the assets of the subsidiary, including its rights under forward contracts to sell solar renewable energy credits, and is non-recourse to the Company’s other assets.

Adoption of Exclusive Forum Bylaw

On July 29, 2016, the Company’s board of directors amended the Company’s Amended and Restated Bylaws to implement a forum selection bylaw.

Merger Agreement with Tesla

On July 31, 2016, the Company entered into an agreement and plan of merger with Tesla and a wholly-owned subsidiary of Tesla, pursuant to which each share of the Company’s common stock would be converted into 0.11 shares of Tesla’s common stock and the Company would become a wholly-owned subsidiary of Tesla. The consummation of the merger is subject to, among other things, approval by the stockholders of both Tesla and the Company. If the Company terminates the merger agreement, it may be required to pay Tesla a termination fee ranging from $26.1 million to $78.2 million.

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (continued)

Voting Agreement

On July 31, 2016, concurrently with the execution of the Tesla merger agreement, the Company entered into a voting agreement with Elon Musk and the Elon Musk Revocable Trust dated July 22, 2003, setting forth certain conditions governing how Mr. Musk would vote shares of Company common stock controlled by him in connection with the proposed Tesla merger and certain other transactions.

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

In the second quarter of 2016, we began offering Solar Loans, whereby a third-party lender provides financing directly to a qualified customer to enable the customer to purchase and own a solar energy system installed by us. We enter into a standard solar energy system sale agreement with the customer and account for the arrangement as a sale of a solar energy system, and the loan between the customer and the third-party lender finances the full purchase price. We are not a party to the loan agreement between the customer and the third-party lender, and the third-party lender has no recourse against us with respect to the loan. Solar Loans are offered as the replacement for our MyPower program.

Merger Agreement with Tesla

On July 31, 2016, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Tesla Motors, Inc., or Tesla, pursuant to which a wholly-owned subsidiary of Tesla will, subject to the satisfaction or waiver of the conditions contained in the Merger Agreement, merge with and into SolarCity, and SolarCity will survive the merger as a wholly-owned subsidiary of Tesla, or the Merger. The Merger Agreement was approved by the Company’s board of directors following the recommendation by a special committee of the Company’s board of directors.  The recommendation of the special committee followed a thorough review of the Company’s strategic alternatives, which included (i) evaluating the Company’s long-term business plan and stand-alone opportunities for value creation, reviewing the capital market and fund raising environment against a broad range of strategic alternatives, including the Merger and the improved access to capital and lower capital costs that it would provide, (ii) conducting due diligence on the strength of Tesla’s operations, opportunities for synergies and business prospects, (iii) making outbound inquiries to other potential acquirers and strategic partners, and (iv) receiving a fairness opinion from the special committee’s financial advisor that the consideration for in the Merger Agreement is fair, from a financial point of view, to holders of the Company’s common stock (other than Mr. Musk and his affiliates and certain other excluded holders).

Pursuant to the terms of the Merger Agreement and subject to the satisfaction or waiver of the closing conditions set forth in the Merger Agreement, at the effective time of the merger, each share of common stock of SolarCity issued and outstanding immediately prior to the effective time of the Merger will be converted into 0.110, or the Exchange Ratio, shares of Tesla common stock. The options and restricted stock unit awards of the Company will be converted into corresponding equity awards in respect of Tesla common stock based on the Exchange Ratio, with the awards retaining the same vesting and other terms and conditions as in effect immediately prior to consummation of the Merger (except for certain founder options granted in 2015 which will be cancelled for no consideration). It is intended that the Merger will qualify as a “reorganization” for U.S. federal income tax purposes.

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

The following table sets forth our cumulative number of installed customers as of the dates presented:

	June 30, 2016	December 31, 2015
Cumulative installed customers	286,227	232,710

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

The following table sets forth the megawatt production capacity of solar energy systems that we have deployed during the periods presented and the cumulative megawatts deployed as of the end of each period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Megawatts deployed	211	177	456	320
Cumulative megawatts deployed	2,303	1,389	2,303	1,389

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Megawatts installed	201	189	415	342
Cumulative megawatts installed	2,360	1,418	2,360	1,418

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies or estimates during the six months ended June 30, 2016 from those disclosed in our annual report on Form 10-K for the year ended December 31, 2015, except as described below.

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation. In particular, the consolidated statements of operations have been expanded to present revenue generated from periodic billings under long-term contracts, including customer operating leases and MyPower contracts, as well as sales of solar renewable energy credits. Accordingly, the previously presented operating leases and solar energy systems incentives revenue has been separated into (i) revenue generated from periodic billings under operating leases as well as periodic incentives generated by the operating leases; (ii) revenue generated from sales of solar renewable energy credits and (iii) revenue from operating lease prepayments and upfront incentives that is recognized over the term of the operating lease. Additionally, revenue from sales under MyPower contracts, which was previously presented within revenue from solar energy systems and components sales, has been separately presented as revenue from solar energy systems under long-term loan arrangements; this together with periodic operating lease billings and incentives revenue and sales of solar renewable energy credits revenue comprise the total revenue from periodic billings. Furthermore, the cost of revenue line items have also been expanded to conform to the current period revenue presentation and to separately present non-cash expenses, including depreciation, amortization and warranty expenses. The components of the reclassified consolidated statements of operations are as follows:

Periodic operating lease billings and incentives: Periodic operating lease billings and incentives include revenues generated from contractual periodic billings to customers under leases or power purchase agreements that we account for as operating leases. It also includes the proceeds from solar energy system incentives offered by certain state and local governments that are paid based on the system’s performance, which we consider to be part of the proceeds from our operating leases. We recognize revenue from our operating leases over the operating lease term.  For lease arrangements we recognize revenue on a straight-line basis over the lease term and for power purchase agreements we recognize revenue as we generate and sell energy to customers. Periodic operating lease billings and incentives revenue does not include revenue from upfront lease prepayments by customers and upfront incentives paid by certain state and local governments as such revenue is included in revenue from operating lease prepayments and upfront incentives.

Revenue from operating lease prepayments and upfront incentives: Revenue from operating lease prepayments and upfront incentives is comprised of revenue from prepayments by our lease customers, which is recognized on a straight-line basis over the lease term, generally 20 years. It also includes revenue from solar energy system incentives offered by certain state and local governments that are paid upfront based on the power generating capacity of the systems and recognized as revenue over the operating lease term, generally 20 years.

Sale of solar renewable energy credits: Revenue from sale of solar renewable energy credits, or SRECs, represents the proceeds from SRECs transferred to buyers. A solar renewable energy credit is a tradable credit that represents all of the clean energy benefits of electricity generated from a solar energy system. Every time a solar energy system generates 1,000 kWh of electricity, one SREC is issued or minted by a government agency. The SREC can then be sold or traded separately from the energy produced, generally through brokers and dealers facilitating individually negotiated bilateral arrangements. SRECs are primarily valuable because they help utilities and other energy suppliers meet mandatory Renewable Portfolio Standards, or RPS, that have been enacted in certain jurisdictions. These standards require utilities in applicable jurisdictions to sell a specified percentage or amount of electricity from renewable sources, and this requirement can be satisfied by deploying their own renewable energy generating facilities or by purchasing renewable energy credits, such as SRECs, from qualifying installations. Typically, we execute long-term contractual arrangements to deliver to buyers agreed upon quantities of SRECs generated in the future by solar energy systems that we own at agreed-upon pricing. Generally, these buyers pay upfront for these SREC purchases, and, in some instances, if we do not generate sufficient SRECs to meet delivery requirements, then we may buy SRECs from the market to satisfy our delivery obligations under these agreements. Occasionally, we sell SRECs to the market without utilizing long-term contractual arrangements. We record the upfront payments received from buyers of SRECs as deferred revenue, and in all cases, we only recognize SREC revenue upon delivery of the SRECs to the buyers and when all other applicable revenue recognition criteria have been met. We have concluded that our contracts to deliver SRECs to buyers in the future are not derivatives because they either do not allow net settlement or are normal sales.

Revenue from solar energy systems under long-term loan arrangements: Revenue from solar energy systems under long-term loan arrangements comprises revenue from solar energy systems financed under MyPower contracts. We recognize revenue from solar energy systems financed under MyPower over the 30-year term of the contract as the customer pays the loan’s principal and interest.

Solar energy systems and components sales: Solar energy systems and components sales is comprised of revenue from the outright sale of solar energy systems directly to cash paying customers, revenue generated from long-term solar energy system sales contracts, and revenue attributable to our energy-related products and services. We recognize revenue from solar energy systems sold outright to our customers when we install the solar energy system and it passes inspection by the utility or the authority having jurisdiction. We allocate a portion of the proceeds from the sale of the system to the remote monitoring service or maintenance service, if applicable, and recognize the allocated amount (based on relative selling prices) as revenue over the contractual service term. We recognize revenue generated from long-term solar energy system sales contracts on a percentage-of-completion basis, based on the ratio of labor costs incurred to date to total project labor costs. We recognize revenue from our energy-related products and services when we complete the services.

Cost of periodic billings revenue (exclusive of depreciation and amortization): Cost of periodic billings revenue is comprised of maintenance costs associated with solar energy systems under operating leases, customer care expenses, costs associated with cancellations of lease contracts, and direct and allocated costs associated with monitoring services for these systems.

Cost of solar energy systems and components sales revenue (exclusive of amortization and warranty): The substantial majority of solar energy systems and components sales cost of revenue is the costs of solar energy systems components and personnel costs associated with system installations or manufacture of components. We have historically purchased the significant component parts of the solar energy systems directly from foreign and domestic manufacturers or distributors. Following the acquisition of Zep Solar, we produce, through contract manufacturers, mounting solutions for photovoltaic panels, which are components of the solar energy systems. Following the acquisition of Silevo, we have commenced limited domestic production of solar cells and modules for use in our solar energy systems.

Cost of solar energy systems and components sales revenue also includes solar energy system installation costs, project-specific engineering and design costs, freight charges and allocated corporate overhead costs, such as facilities costs, vehicle depreciation costs and personnel costs associated with supply chain, logistics, operations management, safety and quality control. Personnel costs include salary, bonus, employee benefit costs and stock-based compensation costs.

Depreciation, amortization and warranty: Depreciation, amortization and warranty is comprised of (i) depreciation of the cost of leased solar energy systems reduced by amortization of U.S. Treasury grants income; (ii) amortization of initial direct costs associated with solar energy systems under operating leases; (iii) amortization of deferred costs of systems sold under MyPower contracts which are recognized in proportion to MyPower revenue recognition and (iv) warranty costs for systems sold outright for cash or systems sold under MyPower contracts. Initial direct costs include allocated incremental contract administration costs, sales commissions and customer acquisition referral fees from the origination of solar energy systems operating leases to customers.

Pre-production expense: Pre-production expense is comprised of salaries and personnel-related costs and the cost of operating our production facilities line before attaining commercial production capability, including the cost of raw materials for solar modules run through the production line during this stage that were not used in commercial production. Upon attaining commercial production capability, and as the production capacity of a production facility increases, we expect the expense to decrease as production costs are capitalized into the cost of inventory. However, we expect that this expense would increase as we start to commission and operate additional production facilities.

Restructuring and other: Restructuring and other expense is comprised of charges resulting from restructuring of our sales and marketing operations and some of our international operations and includes charges from impairment of assets and severance payments to staff.

Interest expense (excluding amortization of debt discounts and fees) – recourse debt: Interest expense – recourse debt is comprised of interest we have incurred on our recourse debt and excludes amortization of any fees, discount or premium associated with the debt.

Interest expense (excluding amortization of debt discounts and fees) – non-recourse debt: Interest expense – non-recourse debt is comprised of interest we have incurred on our non-recourse debt and excludes amortization of any fees, discount or premium associated with the debt.

Other interest expense and amortization of debt discounts and fees, net: Other interest expense and amortization of debt discounts and fees, net, is comprised of amortization of financing fees, discounts and any premiums associated with our debt. It also includes imputed interest associated with our financing obligations as well as interest expense associated with our capital leases.

Sales and marketing expenses, general and administrative expenses, research and development expenses, other income (expense), net, income tax benefit (provision) and net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests remain as described in our annual report on Form 10-K for the year ended December 31, 2015.

Results of Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated (in thousands, except share and per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Revenue from periodic billings:
Periodic operating lease billings and incentives	$88,925	$57,649	$149,094	$95,753
Sale of solar renewable energy credits	5,852	3,274	10,795	5,556
Revenue from solar energy systems under long-term loan arrangements	46,345	8,245	65,455	9,314
Total revenue from periodic billings	141,122	69,168	225,344	110,623
Solar energy systems and components sales revenue	25,674	16,275	47,697	27,914
Revenue from operating lease prepayments and upfront incentives	18,988	17,360	35,315	31,745
Total revenue	185,784	102,803	308,356	170,282
Cost of revenue:
Cost of periodic billings revenue (exclusive of depreciation and amortization)	18,912	11,586	35,807	20,490
Cost of solar energy systems and components sales revenue (exclusive of amortization and warranty)	32,192	16,778	59,826	28,331
Depreciation, amortization and warranty	63,400	31,115	111,435	56,378
Total cost of revenue	114,504	59,479	207,068	105,199
Gross profit	71,280	43,324	101,288	65,083
Operating expenses:
Sales and marketing	116,647	113,160	242,730	199,831
General and administrative	86,097	50,211	173,023	98,865
Pre-production expense	19,189	—	35,772	—
Restructuring and other	29,083	—	29,083	—
Research and development	14,374	12,401	28,294	24,521
Total operating expenses	265,390	175,772	508,902	323,217
Loss from operations	(194,110)	(132,448)	(407,614)	(258,134)
Interest and other expenses:
Interest expense (excluding amortization of debt discounts and fees) - recourse debt	9,842	6,324	18,916	11,717
Interest expense (excluding amortization of debt discounts and fees) - non-recourse debt	17,811	6,413	32,102	11,586
Other interest expense and amortization of debt discounts and fees, net	9,406	7,760	18,588	15,715
Other expense, net	19,079	2,768	56,201	4,872
Total interest and other expenses	56,138	23,265	125,807	43,890
Loss before income taxes	(250,248)	(155,713)	(533,421)	(302,024)
Income tax (provision) benefit	(9)	(20)	59	(646)
Net loss	(250,257)	(155,733)	(533,362)	(302,670)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(194,768)	(133,373)	(452,885)	(258,785)
Net loss attributable to stockholders	$(55,489)	$(22,360)	$(80,477)	$(43,885)
Net loss attributable to common stockholders
Basic	$(55,489)	$(22,360)	$(80,477)	$(43,885)
Diluted	$(55,489)	$(22,360)	$(80,477)	$(43,885)
Net loss per share attributable to common stockholders
Basic	$(0.56)	$(0.23)	$(0.81)	$(0.45)
Diluted	$(0.56)	$(0.23)	$(0.81)	$(0.45)
Weighted-average shares used to compute net loss per share attributable to common stockholders
Basic	99,483,067	97,013,499	98,778,592	96,845,827
Diluted	99,483,067	97,013,499	98,778,592	96,845,827

Three Months Ended June 30, 2016 and 2015

Revenue

	Three Months Ended June 30,		Change
(Dollars in thousands)	2016	2015	$	%
Revenue from periodic billings:
Periodic operating lease billings and incentives	$88,925	$57,649	$31,276	54%
Sale of solar renewable energy credits	5,852	3,274	2,578	79%
Revenue from solar energy systems under long-term loan arrangements	46,345	8,245	38,100	462%
Total Revenue from periodic billings	141,122	69,168	71,954	104%
Solar energy systems and components sales revenue	25,674	16,275	9,399	58%
Revenue from operating lease prepayments and upfront incentives	18,988	17,360	1,628	9%
Total revenue	$185,784	$102,803	$82,981	81%

Total revenue increased by $83.0 million, or 81%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.

Periodic operating lease billings and incentives revenue increased by $31.3 million, or 54%, for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. This increase was primarily attributable to the increase in solar energy systems placed in service under leases and power purchase agreements. The average aggregate megawatt production capacity of solar energy systems placed in service under leases during the three months ended June, 2016 increased by 48% as compared to the average during the three months ended June 30, 2015. In addition, the megawatt hours produced by solar energy systems under power purchase agreements increased by 73% during the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. The impact of the installed base on the increase in revenue varied in part by the mix between solar energy systems under leases, for which revenue is recognized on a straight-line basis over the lease term, and under power purchase agreements, for which revenue is recognized based on energy produced and when the systems were placed in service.

Sale of solar renewable energy credits increased by $2.6 million, or 79%, for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. This increase was primarily due to the cumulative increase in solar energy systems placed in service under leases and power purchase agreements and the resulting increase in solar renewable energy credits generated and sold.

Revenue from solar energy systems under long-term loan arrangements increased by $38.1 million, or 462%, for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. This increase was primarily due to the increase in customer repayments under MyPower contracts, which are recognized into revenue as cash is received, as a result of customers applying amounts received from the investment tax credit (ITC) towards repayment of their MyPower customer loans in the second quarter of 2016. In addition, the cumulative increase in sales under MyPower contracts resulted in increased cash collections under MyPower contracts. We discontinued offering MyPower contracts in most of our service territories in the first quarter of 2016 and expect to phase out sales under MyPower contracts in the course of 2016 as we introduce Solar Loans.

Sales of solar energy systems and components increased by $9.4 million, or 58%, for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. This increase was primarily due to the $4.4 million increase in revenue from solar energy systems sold under Solar Loans, the $3.4 million increase in revenue from outright sales to residential customers, the $1.5 million increase in revenue from solar energy systems sold under long-term installation contracts recognized on the percentage-of-completion basis and the $1.5 million increase in revenue from sales to commercial customers. These increases were partially offset by the $1.6 million decrease in revenue from sales to government entities and the $0.4 million decrease in revenue from sales of Silevo and Zep Solar products. Revenue from sales of solar energy systems and components has varied considerably, and will likely continue to vary considerably, from period to period due to customer preferences, sales to commercial customers, sales to government entities and solar energy systems sold under long-term installation contracts recognized on the percentage-of-completion basis.

Revenue from operating lease prepayments and upfront incentives revenue increased by $1.6 million, or 9%, for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. This increase was primarily attributable to the cumulative increase in solar energy systems placed in service under leases and power purchase agreements that qualified for upfront incentives, which resulted in higher periodic amortization.

Cost of Revenue, Gross Profit and Gross Profit Margin

	Three Months Ended June 30,		Change
(Dollars in thousands)	2016	2015	$	%
Cost of periodic billings revenue (exclusive of depreciation and amortization)	$18,912	$11,586	$7,326	63%
Cost of solar energy systems and components sales (exclusive of amortization and warranty)	32,192	16,778	15,414	92%
Depreciation, amortization and warranty	63,400	31,115	32,285	104%
Total cost of revenue	$114,504	$59,479	$55,025	93%

Cost of periodic billings revenue (exclusive of depreciation and amortization) increased by $7.3 million, or 63%, for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. This increase was primarily due to the $6.2 million increase in costs incurred on customer contracts that were ultimately canceled, costs from our dedicated operations and maintenance department and other costs to maintain our operating leases.

Cost of solar energy systems and components sales (exclusive of amortization and warranty) increased by $15.4 million, or 92%, for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. This increase was due to higher sales of solar energy systems and components. Additionally, in the three months ended June 30, 2016, we recorded $9.1 million of inventory reserves, mainly as a result of a decline in their expected net realizable value. The gross margin improved in the three months end June 30, 2016, as compared to the three months ended June 30, 2015, due to the increase in the percentage of residential sales that generally had higher gross margins than commercial and government sales.

Depreciation, amortization and warranty increased by $32.3 million, or 104%, for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. The increase was primarily due to the $14.0 million increase in depreciation expense arising from the higher aggregate cost of solar energy systems placed in service and generating revenue under solar energy system leases and power purchase agreements. Additionally, the periodic expense recognition of MyPower contract deferred costs increased by $14.8 million for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015.

Operating Expenses

	Three Months Ended June 30,		Change
(Dollars in thousands)	2016	2015	$	%
Sales and marketing	$116,647	$113,160	$3,487	3%
General and administrative	86,097	50,211	35,886	71%
Pre-production expense	19,189	—	19,189
Restructuring and other	29,083	—	29,083
Research and development	14,374	12,401	1,973	16%
Total operating expenses	$265,390	$175,772	$89,618	51%

Sales and marketing expense increased by $3.5 million, or 3%, for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. This increase was primarily due to the increase in the average number of personnel in sales and marketing departments, which increased by 18% for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. As a result of this growth in headcount, employee compensation costs increased by $3.4 million and facilities & operations costs increased by $1.0 million. In the second quarter of 2016, we restructured the leadership of our sales and marketing departments and are focusing on reducing our sales and marketing expense while increasing the efficiency of sales operations needed to meet our installation forecast.

General and administrative expense increased by $35.9 million, or 71%, for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. This increase was primarily due to the increase in the average number of personnel in general and administrative departments, which grew by 78% for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. As a result of this growth in headcount, employee compensation costs increased by $17.7 million and facilities & operations costs increased by $2.6 million. Furthermore, Ilioss, which we acquired on August 7, 2015, incurred $6.7 million of costs in the three months ended June 30, 2016. In addition, professional fees increased by $6.0 million primarily due to increased legal costs.

Costs we incur at our Fremont, California manufacturing facility prior to achievement of full production capacity (including salaries and personnel-related costs, and other production costs including the cost of raw materials for solar modules run through the production line during this period) are treated as pre-production expense. We commenced operations at our Fremont, California manufacturing facility in the fourth quarter of 2015.

We recorded $29.1 million in restructuring and other expenses in the three months ended June 30, 2016 arising from restructuring our sales and marketing operations in the U.S, and our manufacturing operations in China. As a consequence, we recorded a $12.6 million charge for impairment of long-lived assets, a $15.4 million charge for impairment of intangible assets and severance payments made to the affected staff.

Research and development expense increased by $2.0 million, or 16%, for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. This increase was primarily due to the greater level of research and development activities as a result of our solar module manufacturing activities and the corresponding increase in the average number of personnel in research and development departments.

Interest and Other Expenses

	Three Months Ended June 30,		Change
(Dollars in thousands)	2016	2015	$	%
Interest expense (excluding amortization of debt discounts and fees) - recourse debt	$9,842	$6,324	$3,518	56%
Interest expense (excluding amortization of debt discounts and fees) - non-recourse debt	17,811	6,413	11,398	178%
Other interest expense and amortization of debt discounts and fees, net	9,406	7,760	1,646	21%
Other expense, net	19,079	2,768	16,311	589%
Total interest and other expenses, net	$56,138	$23,265	$32,873	141%

Interest expense (excluding amortization of debt discounts and fees) – recourse debt increased by $3.5 million, or 56%, for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. This increase was primarily due to the 22% increase in the average carrying balances of interest bearing recourse debt for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, as well as the increase in interest rates for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015.

Interest expense (excluding amortization of debt discounts and fees) – non-recourse debt increased by $11.4 million, or 178%, for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. This increase was primarily due to the 151% increase in the average carrying balances of non-recourse debt for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, as well as the increase in interest rates for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015.

Other interest expense and amortization of debt discounts and fees, net, increased by $1.6 million, or 21%, for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. This increase was primarily due to the higher average balances of debt discounts and issuance costs related to our debt for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015.

Other expense, net, increased by $16.3 million, or 589%, for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. This increase was mainly due to the $19.1 million change in fair value of fixed-for-floating interest rate swaps entered into, as required by our lenders, to reduce the potential impact of changes in interest rates on certain variable rate debt. We account for interest rate swaps as non-hedging derivatives.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended June 30,		Change
(Dollars in thousands)	2016	2015	$	%
Net loss attributable to noncontrolling interests and redeemable noncontrolling	$(194,768)	$(133,373)	$(61,395)	(46)%

The net loss attributable to noncontrolling interests and redeemable noncontrolling interests represents the share of net loss that was allocated to the investors in the joint venture financing funds. This amount was determined as the change in the investors’ interests in the joint venture financing funds between the beginning and end of each reported period calculated primarily using the hypothetical liquidation at book value (the “HLBV”) method, less any capital contributions net of any capital distributions. The calculation depends on the specific contractual liquidation provisions of each joint venture financing fund and is generally affected by, among other factors, the tax attributes allocated to the investors including tax bonus depreciation and ITCs or U.S. Treasury grants in lieu of the ITCs, the existence of guarantees of minimum returns to the investors by us and the allocation of taxable income or losses including provisions that govern the level of deficits that can be funded by the investors in a liquidation scenario. The calculation is also affected by the cost of the assets sold to the joint venture financing funds, which forms the book basis of the net assets allocated to the investors assuming a liquidation scenario. Generally, significant loss allocations to the investors have arisen in situations where there was a significant difference between the fair value and the cost of the assets sold to the joint venture financing funds in a particular period accompanied by the absence of guarantees of minimum returns to the investors by us, since the capital contributions by the investors were based on the fair value of the assets while the calculation is based on the cost of the assets. The existence of guarantees of minimum returns to the investors by us and limits on the level of deficits that the investors are contractually obligated to fund in a liquidation scenario reduce the amount of losses that could be allocated to the investors. In addition, the redeemable noncontrolling interests balance is at least equal to the redemption amount.

The net loss allocation to noncontrolling interests and redeemable noncontrolling interests for the three months ended June 30, 2016 was $194.8 million compared to $133.4 million loss allocation for the three months ended June 30, 2015. The net loss allocation to noncontrolling interests and redeemable noncontrolling interests for the three months ended June 30, 2016 was primarily due to the $183.7 million loss allocation from new financing funds into which we are selling or contributing assets. The net loss allocation to noncontrolling interests and redeemable noncontrolling interests for the three months ended June 30, 2015 was primarily due to the $130.6 million loss allocation from new financing funds into which we are selling or contributing assets.

Six Months Ended June 30, 2016 and 2015

Revenue

	Six Months Ended June 30,		Change
(Dollars in thousands)	2016	2015	$	%
Revenue from periodic billings:
Periodic operating lease billings and incentives	$149,094	$95,753	$53,341	56%
Sale of solar renewable energy credits	10,795	5,556	5,239	94%
Revenue from solar energy systems under long-term loan arrangements	65,455	9,314	56,141	603%
Total Revenue from periodic billings	225,344	110,623	114,721	104%
Solar energy systems and components sales revenue	47,697	27,914	19,783	71%
Revenue from operating lease prepayments and upfront incentives	35,315	31,745	3,570	11%
Total revenue	$308,356	$170,282	$138,074	81%

Total revenue increased by $138.1 million, or 81% %, for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015.

Periodic operating lease billings and incentives revenue increased by $53.3 million, or 56%, for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. This increase was primarily attributable to the increase in solar energy systems placed in service under leases and power purchase agreements. The average aggregate megawatt production capacity of solar energy systems placed in service under leases during the six months ended June, 2016 increased by 55% as compared to the average during the six months ended June 30, 2015. In addition, the megawatt hours produced by solar energy systems under power purchase agreements increased by 78% during the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. The impact of the installed base on the increase in revenue varied in part by the mix between solar energy systems under leases, for which revenue is recognized on a straight-line basis over the lease term, and under power purchase agreements, for which revenue is recognized based on energy produced and when the systems were placed in service.

Sale of solar renewable energy credits increased by $5.2 million, or 94%, for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. This increase was primarily due to the cumulative increase in solar energy systems placed in service under leases and power purchase agreements and the resulting increase in solar renewable energy credits generated and sold.

Revenue from solar energy systems under long-term loan arrangements increased by $56.1 million, or 603%, for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. This increase was primarily due to the increase in customer repayments under MyPower contracts, which are recognized into revenue as cash is received, as a result as a result of customers applying amounts received from the ITC towards repayment of their MyPower customer loans in the second quarter of 2016. In addition, the cumulative increase in sales under MyPower contracts resulted in increased cash collections under MyPower contracts. We discontinued offering MyPower contracts in most of our service territories in the first quarter of 2016 and expect to phase out sales under MyPower contracts in the course of 2016 as we introduce Solar Loans.

Sales of solar energy systems and components increased by $19.8 million, or 71%, for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. This increase was primarily due to the $12.7 million increase in revenue from solar energy systems sold under long-term installation contracts recognized on the percentage-of-completion basis, the $4.4 million increase in revenue from solar energy systems sold under Solar Loans, the $4.3 million increase in revenue from outright sales to residential customers and the $1.5 million increase in revenue from sales to commercial customers. These increases were partially offset by the $2.1 million decrease in revenue from sales to government entities, the $1.5 million decrease in revenue from sales of Silevo and Zep Solar products and the $0.7 million decrease in revenue from sales of battery storage products. Revenue from sales of solar energy systems and components has varied considerably, and will likely continue to vary considerably, from period to period due to customer preferences, sales to commercial customers, sales to government entities and solar energy systems sold under long-term installation contracts recognized on the percentage-of-completion basis.

Revenue from operating lease prepayments and upfront incentives revenue increased by $3.6 million, or 11%, for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. This increase was primarily attributable to the cumulative increase in solar energy systems placed in service under leases and power purchase agreements that qualified for upfront incentives, which resulted in higher periodic amortization.

Cost of Revenue, Gross Profit and Gross Profit Margin

	Six Months Ended June 30,		Change
(Dollars in thousands)	2016	2015	$	%
Cost of periodic billings revenue (exclusive of depreciation and amortization)	$35,807	$20,490	$15,317	75%
Cost of solar energy systems and components sales (exclusive of amortization and warranty)	59,826	28,331	31,495	111%
Depreciation, amortization and warranty	111,435	56,378	55,057	98%
Total cost of revenue	$207,068	$105,199	$101,869	97%

Cost of periodic billings revenue (exclusive of depreciation and amortization) increased by $15.3 million, or 75%, for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. This increase was primarily due to the $12.3 million increase in costs incurred on customer contracts that were ultimately canceled, costs from our dedicated operations and maintenance department and other costs to maintain our operating leases.

Cost of solar energy systems and components sales (exclusive of amortization and warranty) increased by $31.5 million, or 111%, for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. This increase was due to higher sales of solar energy systems and components. Additionally, in the six months ended June 30, 2016, we recorded $15.4 million of inventory reserves, mainly as a result of a decline in their expected net realizable value.

Depreciation, amortization and warranty increased by $55.1 million, or 98% , for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. The increase was primarily due to the $27.0 million increase in depreciation expense arising from the higher aggregate cost of solar energy systems placed in service and generating revenue under solar energy system leases and power purchase agreements. Additionally, the periodic expense recognition of MyPower contract deferred costs increased by $20.5 million, and warranty expenses associated with sales under MyPower contracts increased by $3.4 million for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. The warranty expense for a sale under a MyPower contract is recorded upon the delivery of the solar energy system while the associated revenue and cost of revenue are deferred and recognized over the term of the MyPower contract as the customer pays-down the principal balance of the MyPower loan.

Operating Expenses

	Six Months Ended June 30,		Change
(Dollars in thousands)	2016	2015	$	%
Sales and marketing	$242,730	$199,831	$42,899	21%
General and administrative	173,023	98,865	74,158	75%
Pre-production expense	35,772	—	35,772
Restructuring and other	29,083	—	29,083
Research and development	28,294	24,521	3,773	15%
Total operating expenses	$508,902	$323,217	$185,685	57%

Sales and marketing expense increased by $42.9 million, or 21% , for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. This increase was primarily due to the increase in the average number of personnel in sales and marketing departments, which increased by 37% for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. As a result of this growth in headcount, employee compensation costs increased by $28.9 million and facilities & operations costs increased by $7.1 million. In addition, promotional marketing costs increased by $8.1 million as part of this broadening of the scope of our marketing activities. In the second quarter of 2016, we restructured the leadership of our sales and marketing departments and are focusing on reducing our sales and marketing expense while increasing the efficiency of sales operations needed to meet our installation forecast.

General and administrative expense increased by $74.2 million, or 75% , for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. This increase was primarily due to the increase in the average number of personnel in general and administrative departments, which grew by 94% for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. As a result of this growth in headcount, employee compensation costs increased by $38.9 million and facilities & operations costs increased by $11.6 million. Furthermore, Ilioss, which we acquired on August 7, 2015, incurred $7.4 million of costs in the six months ended June 30, 2016. In addition, professional fees increased by $12.2 million primarily due to increased legal costs.

Costs we incur at our Fremont, California manufacturing facility prior to achievement of full production capacity (including salaries and personnel-related costs, and other production costs including the cost of raw materials for solar modules run through the production line during this period) are treated as pre-production expense. We commenced operations at our Fremont, California manufacturing facility in the fourth quarter of 2015.

We recorded $29.1 million in restructuring and other expenses in the six months ended June 30, 2016 arising from as we restructured our sales and marketing operations in the U.S, and our manufacturing operations in China. As a consequence, we recorded a $12.6 million charge for impairment of long-lived assets, a $15.4 million charge for impairment of intangible assets and severance payments made to the affected staff.

Research and development expense increased by $3.8 million, or 15% , for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. This increase was primarily due to the greater level of research and development activities as a result of our solar module manufacturing activities and the corresponding increase in the average number of personnel in research and development departments.

Interest and Other Expenses

	Six Months Ended June 30,		Change
(Dollars in thousands)	2016	2015	$	%
Interest expense (excluding amortization of debt discounts and fees) - recourse debt	$18,916	$11,717	$7,199	61%
Interest expense (excluding amortization of debt discounts and fees) - non-recourse debt	32,102	11,586	20,516	177%
Other interest expense and amortization of debt discounts and fees, net	18,588	15,715	2,873	18%
Other expense, net	56,201	4,872	51,329	1054%
Total interest and other expenses, net	$125,807	$43,890	$81,917	187%

Interest expense (excluding amortization of debt discounts and fees) – recourse debt increased by $7.2 million, or 61% , for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. This increase was primarily due to the 29% increase in the average carrying balances of interest bearing recourse debt for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, as well as the increase in interest rates for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015.

Interest expense (excluding amortization of debt discounts and fees) – non-recourse debt increased by $20.5 million, or 177% , for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. This increase was primarily due to the 145% increase in the average carrying balances of non-recourse debt for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, as well as the increase in interest rates for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015.

Other interest expense and amortization of debt discounts and fees, net, increased by $2.9 million, or 18% , for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. This increase was primarily due to the higher average balances of debt discounts and issuance costs related to our debt for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015.

Other expense, net, increased by $51.3 million, or 1,054% , for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. This increase was mainly due to the $51.1 million change in fair value of fixed-for-floating interest rate swaps entered into, as required by our lenders, to reduce the potential impact of changes in interest rates on certain variable rate debt. We account for interest rate swaps as non-hedging derivatives.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Six Months Ended June 30,		Change
(Dollars in thousands)	2016	2015	$	%
Net loss attributable to noncontrolling interests and redeemable noncontrolling	$(452,885)	$(258,785)	$(194,100)	(75)%

The net loss attributable to noncontrolling interests and redeemable noncontrolling interests represents the share of net loss that was allocated to the investors in the joint venture financing funds. This amount was determined as the change in the investors’ interests in the joint venture financing funds between the beginning and end of each reported period calculated primarily using the HLBV method, less any capital contributions net of any capital distributions. The calculation depends on the specific contractual liquidation provisions of each joint venture financing fund and is generally affected by, among other factors, the tax attributes allocated to the investors including tax bonus depreciation and ITCs or U.S. Treasury grants in lieu of the ITCs, the existence of guarantees of minimum returns to the investors by us and the allocation of taxable income or losses including provisions that govern the level of deficits that can be funded by the investors in a liquidation scenario. The calculation is also affected by the cost of the assets sold to the joint venture financing funds, which forms the book basis of the net assets allocated to the investors assuming a liquidation scenario. Generally, significant loss allocations to the investors have arisen in situations where there was a significant difference between the fair value and the cost of the assets sold to the joint venture financing funds in a particular period accompanied by the absence of guarantees of minimum returns to the investors by us, since the capital contributions by the investors were based on the fair value of the assets while the calculation is based on the cost of the assets. The existence of guarantees of minimum returns to the investors by us and limits on the level of deficits that the investors are contractually obligated to fund in a liquidation scenario reduce the amount of losses that could be allocated to the investors. In addition, the redeemable noncontrolling interests balance is at least equal to the redemption amount.

The net loss allocation to noncontrolling interests and redeemable noncontrolling interests for the six months ended June 30, 2016 was $452.9 million compared to $258.8 million loss allocation for the six months ended June 30, 2015. The net loss allocation to noncontrolling interests and redeemable noncontrolling interests for the six months ended June 30, 2016 was primarily due to a $422.2 million loss allocation from financing funds into which we were selling or contributing assets. The net loss allocation to noncontrolling interests and redeemable noncontrolling interests for the six months ended June 30, 2015 was primarily due to the $252.4 million loss allocation from new financing funds into which we are selling or contributing assets.

Liquidity and Capital Resources

The following table summarizes our consolidated cash flows:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Consolidated cash flow data:
Net cash used in operating activities	$(389,011)	$(311,916)
Net cash used in investing activities	(913,273)	(697,094)
Net cash provided by financing activities	1,065,454	926,047
Net decrease in cash and cash equivalents	$(236,830)	$(82,963)

We finance our operations, including the costs of acquisition and installation of solar energy systems, mainly through a variety of financing fund arrangements that we have formed with fund investors, recourse and non-recourse credit facilities from banks, asset-backed notes, convertible notes, Solar Bonds, equity issuances from time-to-time and cash generated from our operations. As described below under “Financing Fund Commitments,” as of June 30, 2016, we had $424.3 million of available commitments from our fund investors. Our ability to draw-down the available commitments from our fund investors is dependent on our ability to originate and transfer qualifying solar energy systems and the associated customer lease or power purchase agreements into the financing funds. The available commitments from our fund investors represent funding for approximately 266 megawatts of solar energy systems for future deployment. Some of the financing funds have restrictions regarding the mix of customer leases or power purchase agreements that can be assigned to them, as well as measures of minimum customer credit. We expect to be able to draw-down on substantially all of the available commitments from our fund investors within the next 12 months. The proceeds from our financing fund arrangements are available for general working capital purposes.

As described below under “Financing Fund Commitments,” as of June 30, 2016, we had $428.0 million of unused borrowing capacity available under our credit facilities, subject to our continuing compliance with the terms and covenants of our credit facilities. Of this amount, $10.9 million was available under the secured revolving credit facility, $307.3 million was available under our non-recourse debt facilities (excluding the MyPower revolving credit facility) and $109.8 million was available under the MyPower revolving credit facility. The secured revolving credit facility requires us to have unused commitments and a sufficient borrowing base in order to both borrow additional amounts and to allow borrowed funds to remain outstanding.  We anticipate maintaining a sufficient borrowing base to support substantially all of the committed capital under our secured revolving credit facility in the next 12 months; such borrowings are available for general working capital purposes. Our non-recourse debt facilities require us to have unused commitments, to provide qualified security, such as solar energy systems or our interests in financing funds, and to remain in compliance with the terms of the facilities to make additional borrowings.  In the event that we fail to meet specific terms for additional borrowings, our ability to borrow unused commitments may be suspended until we resume compliance. We anticipate that our operations will provide an adequate amount of solar assets and interests in financing funds, and that we will be in compliance with the terms of the facilities to draw on substantially all of the committed capital under our non-recourse debt facilities in the next 12 months; such borrowings are available for general working capital purposes, subject to nominal reserve requirements. The MyPower revolving credit facility is only available for funding costs associated with sales under MyPower arrangements; as we phase-out sales under MyPower arrangements, we do not expect to incur significant additional borrowings under the MyPower revolving credit facility.

In future periods, we expect to incur additional capital expenditures as we invest further in our solar module manufacturing operations, technology platform and proprietary mounting and racking hardware. In particular, we expect to incur substantial costs in connection with the completion of the manufacturing facility under construction in New York and as we purchase equipment in excess of the spending by the Research Foundation for the State University of New York, or the Foundation, in connection with the Riverbend Agreement. The timing of our expenditures under the Riverbend Agreement depends on the timing of equipment deliveries, which in turn depends on the timing of equipment ordering by the Foundation and us.  As of June 30, 2016, we had contractual commitments with manufacturing equipment vendors to make $22 million in payments upon reaching certain production milestones (including upon delivery).  We may invest as much as an additional $84 million related to the acquisition and commissioning of additional solar panel manufacturing equipment in the next 12 months as we continue to evaluate available funds, the final manufacturing configuration, and related equipment needs, including certain process improvements. These estimates are based on our current assumptions regarding the timing of placing orders, the build timeline and payment-based milestones, and our receipt of equipment. Generally, the amounts that we are committed to spend under the Riverbend Agreement commence following the manufacturing facility completion date, which occurs upon the arrival of manufacturing equipment, the receipt of certain permits, and other specified items.  We have agreed to spend or incur approximately $5 billion in combined capital, operational expenses, costs of goods sold and other costs in the State of New York during the 10 year period following full production.  We expect to meet these obligations through our operations in the Manufacturing Facility, and generally within the State of New York. These committed amounts commence with $130.0 million in cumulative investments in the first year after the Riverbend manufacturing completion date, and require us to pay a $41.2 million “program payment” in any year that we do not meet these requirements, all as set forth in the Riverbend Agreement. The amounts that we are committed to spend under the Riverbend Agreement and that we believe necessary to meet the operational deadlines set forth in the Riverbend Agreement are included in our estimate of amounts to be spent within the next 12 months.

The amount of our liquidity and capital resources as of a given date is also dependent upon, among other things, the relative timing of our investments in solar energy systems and the timing of subsequent draws on our financing funds and utilization of our credit facilities. As a result, the amount of our liquidity and capital resources may significantly fluctuate within a reporting period by amounts that are not reflected by comparing our cash and cash equivalents balances at each balance sheet date. For example, solar energy systems deployed towards the end of a fiscal quarter may not be transferred to a financing fund in sufficient time for the funds to be received and reflected in our cash and cash equivalents balance as of the quarter-end. In addition, downward revisions to our installation projections for a fiscal period are also likely to impact our liquidity and capital resources, for example, in situations where we have already spent funds to purchase components for solar energy systems that are installed in subsequent periods. As our business grows and the megawatts deployed increases, the amounts by which our liquidity and capital resources may fluctuate within a quarter are likely to increase. As a result of our decreased installation forecast for the second half of 2016 and the associated reductions in operating expenses, we anticipate requiring less working capital in 2016 than previously projected.

Our expected cash requirements for the next 12 months are primarily dependent on the number and size of future solar energy systems that we expect to install and our ability to successfully monetize the related future customer payments.  We have provided our forecast of the megawatt capacity of solar energy systems that we anticipate installing in future periods, and our operating plan and projected cash requirements are based on that volume of installations.  In order to meet our expected cash requirements for the next 12 months, in addition to: (i) our existing cash and cash equivalents of $145.7 million, (ii) the funds available under our recourse and non-recourse credit facilities (excluding amounts available under the MyPower revolving credit facility) that may be drawn-down during this period, (iii) the funds available under our existing financing funds that may be drawn-down during this period, and (iv) the continued interest of investors in, and our track record of, entering new financing funds and non-recourse facilities, we anticipate generating additional working capital by issuing equity or debt securities in public or private offerings, selling assets or restructuring existing debt (each on terms that may be highly dilutive), or we may need to further reduce our installation forecast and restructure our operations in order to meet the level of available working capital during this period.

In addition, during the pendency of the proposed acquisition by Tesla or if the proposed acquisition by Tesla does not occur, we may face uncertainty in the markets for financing fund arrangements, recourse and non-recourse credit facilities from banks, asset-backed notes, convertible notes, other debt and equity issuances.  The pendency of the transaction and any developments related to the transaction has caused delays in closing certain financing funds to date and may make it difficult for us to obtain the working capital that we expect or cause us to obtain funding sources on less attractive terms than we expected, and our operations and ability to execute our business strategy could be materially adversely affected.

As of June 30, 2016, we were in compliance with all financial covenants contained in our debt agreements. During the first and second quarters of 2016, the margins of our compliance with these financial covenants decreased, particularly with respect to the amount of unencumbered liquidity. These decreases were largely the result of increased operating expenses, which we anticipate decreasing in the second half of 2016. Based on our current operating plan, which includes assumptions as to the amount, timing and related terms of creating new financing funds, entering into new non-recourse and recourse credit facilities, and entering into additional long-term monetization activities (such as issuances of solar asset-back notes and engaging in cash equity transactions), we expect to remain in compliance with these financial covenants. However, if, our assumptions prove inaccurate and we are unable to adjust our operating plan to comply with these financial covenants, then we would be in default under our credit facilities. In that circumstance, the amounts borrowed under these credit facilities could be accelerated, which would negatively impact our liquidity and capital resources. In particular, under the terms of our secured revolving credit facility, our failure to pay any indebtedness or occurrence of an event of default with respect to a credit facility having an aggregate principal amount of more than $10 million could trigger a cross-default which could result in the acceleration or taking of other remedies under our secured revolving credit facility. In addition, any failure to pay recourse indebtedness at maturity or occurrence of an event of default which results in the acceleration of more than $50 million of such recourse indebtedness could trigger a cross-default which could result in the acceleration or taking of other remedies under the indentures under which our 2.75% Convertible Senior Notes due 2018, our 1.625% Convertible Senior Notes due 2019 and our Zero Coupon Convertible Senior Notes due 2020 were issued.

Under the terms of our secured revolving credit facility, we are subject to the following financial covenants:

Interest Coverage Ratio: We are obligated to maintain an interest coverage ratio of at least 1.5-to-1 as of the end of each quarter. The interest coverage ratio is measured by dividing (a) an amount equal to the excess of (i) our trailing 12-month consolidated gross profit over (ii) 20% of our trailing 12-month consolidated general and administrative expenses by (b) our unconsolidated trailing 12-month cash interest charges excluding interest charges on non-recourse debt.

Unencumbered Liquidity: We are obligated to maintain unencumbered liquidity in an amount equal to at least 20% of the sum of (a) the amounts committed under our secured revolving credit facility plus (b) the aggregate outstanding principal amount of Solar Bonds that mature prior to our secured revolving credit facility’s maturity date, as of the end of each month. However, unencumbered liquidity must always be greater than $50.0 million, as of the end of each month. Unencumbered liquidity is defined as our average daily balance of cash and cash equivalents, in deposit accounts controlled by the borrower or the guarantors of our secured revolving credit facility.

Under the terms of certain borrowings by our subsidiaries, certain of our subsidiaries are subject to the following financial covenants:

Interest Coverage Ratio: One of our subsidiaries is obligated to maintain an interest coverage ratio of at least 1.4-to-1 as of certain specified dates and periods. The interest coverage ratio is measured by dividing (a) such subsidiary’s revenue less certain specified expenses and fees in such specified period by (b) the aggregate outstanding interest due and payable in the specified period.

Debt Service Coverage Ratio: One of our subsidiaries is obligated to maintain a debt service coverage ratio of at least 1.05-to-1 as of certain specified dates and periods. The debt service coverage ratio is measured by dividing (a) the specified cash receipts of such subsidiary less the specified cash payments made by such subsidiary in the specified period by (b) the scheduled principal payments due and payable in the specified period plus the interest payments due and payable in the specified period.

Operating Activities

In the six months ended June 30, 2016, we utilized $389.0 million in net cash from operations due to our continued growth. This cash outflow primarily resulted from a net loss of $533.4 million, reduced by non-cash items such as depreciation, amortization and write-offs of $144.4 million, change in fair value of interest rate swaps of $51.5 million, stock-based compensation of $44.0 million, the tax impact of stock option exercises of $5.8 million and non-cash interest and other expense of $4.6 million mainly related to financing obligations, and increased by a reduction in financing obligations of $21.1 million, and a net decrease of deferred contingent consideration of $6.2 million. The cash outflow also increased in part due to an increase in restricted cash of $87.4 million, an increase of $22.2 million for MyPower deferred costs, an increase in accounts receivable of $29.7 million, an increase in rebates receivable of $4.2 million, and a decrease in accounts payable of $149.8 million. This cash outflow was offset by a decrease in inventory of $114.0 million, a decrease in prepaid expenses and other current assets of $25.4 million mainly due to collection of state tax credits that had been outstanding in Hawaii, a decrease in other assets of $4.4 million, an increase in deferred revenue of $46.1 million relating to upfront lease payments received from customers, solar energy system incentive rebate payments received from various state and local governments and deferred investment tax credits revenue and an increase in accrued and other liabilities of $24.9 million.

In the six months ended June 30, 2015, we utilized $311.9 million in net cash from operations due to our continued growth. This cash outflow primarily resulted from a net loss of $302.7 million, reduced by non-cash items such as depreciation and amortization of $74.4 million, stock-based compensation of $36.1 million and non-cash interest and other expense of $7.5 million mainly related to financing obligations and deferred contingent consideration and increased by a reduction in financing obligations of $23.4 million. The cash outflow also increased in part due to an increase in inventories of $62.3 million, an increase of $94.2 million for MyPower deferred costs, an increase in prepaid expenses and other current assets of $15.8 million, an increase in other assets of $18.9 million and an increase in accounts receivable of $11.5 million. This cash outflow was offset by a decrease in restricted cash of $5.5 million, an increase in deferred revenue under our joint venture and lease pass-through structures of $8.0 million relating to upfront lease payments received from customers, solar energy system incentive rebate payments received from various state and local governments and deferred investment tax credits revenue, an increase in accounts payable of $39.8 million and an increase in accrued and other liabilities of $35.7 million.

Investing Activities

Our investing activities consist primarily of purchases of solar energy systems, capital expenditures for our solar module research and development and our solar panel manufacturing and general corporate purchases to support our standard operations. As we increase our solar panel manufacturing operations, we estimate spending an additional $22-$106 million related to the acquisition of solar panel manufacturing equipment in the remainder of 2016.

In the six months ended June 30, 2016, we used $913.3 million in investing activities. Of this amount, we used $857.2 million on the design, acquisition and installation of solar energy systems under operating leases with our customers and the design and installation of solar energy systems under MyPower contracts, and $44.4 million in the purchase of production equipment and renovation of our solar panel manufacturing facilities in Fremont, California and Buffalo, New York. We also paid $13.7 million for the acquisition of noncontrolling interests in the joint venture we had in China and $9.3 million for termination of interest rate swaps. These outflows were offset by $11.2 million from sales and maturities of short-term investments.

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

Financing Activities

In the six months ended June 30, 2016, we generated $1,065.5 million from financing activities. We received $657.4 million, net of lender fees, from long-term debt and repaid $412.7 million of long-term debt. We received $221.5 million, net of issuance costs and discounts, from the issuance of solar asset-backed notes and repaid $8.6 million of the solar asset-backed notes. We received $176.7 million from the issuance of solar bonds and repaid $173.1 million of the solar bonds. We received $33.4 million from fund investors in our financing funds. We paid $5.2 million for capital lease obligations. We also generated $643.6 million from proceeds from investments by various fund investors in our joint ventures, paid distributions to fund investors of $63.8 million and incurred $5.8 million tax liability of stock option exercises.

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

Debt

For a detailed discussion of our indebtedness, refer to Note 6, Indebtedness, to our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

Financing Fund Commitments

We have financing fund commitments from several fund investors that we can draw upon in the future upon the achievement of specific funding criteria. As of June 30, 2016, we had entered into 55 financing funds that had a total of $424.3 million of undrawn committed capital. We allocate customer leases, power purchase agreements and the related economic benefits associated with the solar energy systems to our financing funds, in accordance with the criteria of each fund. Upon such allocation and upon our satisfaction of the conditions precedent to drawing upon such commitments, we are able to draw down on the financing fund commitments. Once received, these proceeds provide working capital to deliver solar energy systems to our customers and form part of our general working capital.

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

Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and reducing our funds available for capital investments, operations or other purposes. In addition, we must use a substantial portion of our cash inflows to service our borrowings, which may affect our ability to make future acquisitions or capital expenditures. A hypothetical 10% change in our interest rates would have increased our interest expense for the six months ended June 30, 2016 and 2015 by $2.4 million and $0.7 million, respectively.

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

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2016, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In July 2012, the Company, along with other companies in the solar energy industry, received a subpoena from the U.S. Treasury Department’s Office of the Inspector General to deliver certain documents in the Company’s possession that were dated, created, revised or referred to after January 1, 2007 and that relate to the Company’s applications for U.S. Treasury grants or communications with certain other solar energy development companies or with certain firms that appraise solar energy property for U.S Treasury grant application purposes. The Inspector General and the Civil Division of the U.S. Department of Justice are investigating the administration and implementation of the U.S Treasury grant program, including possible misrepresentations concerning the fair market value of the solar energy systems submitted by the Company in U.S. Treasury grant applications. If the Inspector General concludes that misrepresentations were made, the U.S. Department of Justice could decide to bring a civil action to recover amounts it believes were improperly paid to the Company. If the U.S. Department of Justice is successful in asserting this action, the Company could then be required to pay material damages and penalties for any funds received based on such misrepresentations, which, in turn, could require the Company to make indemnity payments to certain fund investors. The Company has accrued a reserve for its potential liability associated with this ongoing investigation as of June 30, 2016.

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

In April 2015, Borrego Solar Systems Inc., or Borrego, commenced an arbitration against the Company alleging that the Company wrongfully terminated a construction services agreement. The Company engaged in discovery and participated in an arbitration hearing in February 2016. After the hearing, on April 12, 2016, the arbitrator entered an interim award in favor of Borrego and ultimately entered a final award in the amount of $2.0 million, which the Company has satisfied in full.

On September 18, 2015, a stockholder derivative action was filed in the Court of Chancery of the State of Delaware, purportedly on behalf of the Company and against the board of directors, alleging that the board of directors breached its duties to the Company by approving stock-based compensation to the non-employee directors that the plaintiff claims is excessive compared to the compensation paid to directors of peer companies. At the Company’s 2016 annual meeting of stockholders, the non-employee director compensation plan was approved and ratified, including by a majority of the shares held by the disinterested stockholders of the Company. As a result, the Company expects that the case will be dismissed and the matter resolved, subject to the settlement of legal fees which we do not expect to be material.

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

On June 1, 2016, a putative class action lawsuit, Gibbs v. SolarCity, alleging that the Company made unlawful telephone marketing calls in violation of the federal Telephone Consumer Protection Act, was filed against the Company in the United States District Court for the District of Massachusetts. The two named plaintiffs seek injunctive relief and statutory damages, on behalf of themselves and a certified class. The Company is reviewing the complaint and will respond accordingly. The Company believes that the claims are without merit and intends to defend itself vigorously. The Company is unable to estimate the possible loss, if any, associated with this lawsuit.

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

Risks Related to the Proposed Acquisition by Tesla

The announcement of our agreement to be acquired by Tesla and pendency of the Merger Agreement could have an adverse effect on our business, liquidity and financial condition; and the failure to complete the merger with Tesla could adversely affect our business.

On July 31, 2016, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Tesla Motors, Inc., or Tesla, pursuant to which a wholly-owned subsidiary of Tesla will, subject to the satisfaction or waiver of the conditions contained in the Merger Agreement, merge with and into SolarCity, and SolarCity will survive the merger as a wholly-owned subsidiary of Tesla, or the Merger. Pursuant to the terms of the Merger Agreement and subject to the satisfaction or waiver of the closing conditions set forth in the Merger Agreement, at the effective time of the merger, each share of common stock of SolarCity issued and outstanding immediately prior to the effective time of the Merger will be converted into 0.110 shares of Tesla common stock.

Completion of the merger with Tesla is subject to several conditions, including many beyond our control, that may prevent, delay or otherwise materially adversely affect its completion, including

(i)	the effectiveness of the registration statement on Form S‑4 to be filed with the SEC with respect to the Tesla common stock to be issued pursuant to the Merger;
(ii)

the approval of the Merger and Merger Agreement by our stockholders, including by the holders of a majority of the total votes of shares of SolarCity common stock cast on that matter at the special meeting of the stockholders of SolarCity that are not owned by Mr. Elon Musk and the other directors and named executive officers of Tesla and SolarCity, and certain of their affiliates, other than Nancy E. Pfund and Donald R. Kendall, Jr.;

(iii)

the approval of the Merger and Merger Agreement by Tesla’s stockholders, including by the holders of a majority of the total votes of shares of Tesla common stock cast on that matter at the special meeting of the stockholders of Tesla that are not owned by Mr. Elon Musk and the other directors and named executive officers of Tesla and certain of their affiliates;

(iv)	the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended;
(v)	the approval of the listing on the NASDAQ Global Select Market of the shares of Tesla common stock to be issued in the Merger;
(vi)	the absence of any law, regulation or order that has the effect of making the Merger illegal or otherwise preventing the consummation of the Merger; and
(vii)	our ability to maintain target net working capital balance.

It is also possible that a change, event, fact, effect or circumstance could occur that could lead to a material adverse effect to us, which may give Tesla the ability to not complete the Merger.  We cannot predict with certainty whether and when any of the required closing conditions will be satisfied or if another uncertainty may arise.

If the Merger does not receive, or timely receive, the required U.S. regulatory approvals and clearance, or if another event occurs delaying or preventing the Merger, such delay or failure to complete the Merger may cause uncertainty or other negative consequences that may materially and adversely constrain our liquidity, affect our sales, financial performance and operating results, and the price per share for our common stock and perceived acquisition value. Additional risks related to the delay or failure of the proposed acquisition include the following:

•

we would not realize any or all of the potential benefits of the acquisition, including any synergies that could result from combining the resources of us and Tesla, which could have a negative effect on our stock price;

•

to the extent that the current market price of our common stock reflects an increase resulting from a market assumption that the transaction will be completed, the market price of our common stock may decline by the value attributed to this assumption, or could decline further;

•

we will remain liable for significant transaction costs, including legal, accounting, financial advisory and other costs relating to the transaction regardless of whether the acquisition is consummated;

•	the attention of our management and employees may be diverted from day-to-day operations during the period up to the completion or failure of the acquisition;
•

our business may be disrupted by customer uncertainty over any delay or failure of the acquisition or customers’ and investors’ perception of us as a standalone company; our ability to raise additional financing when needed; and

•	our ability to retain current key employees or attract new employees may be harmed by any delay or failure of the proposed acquisition.

Since the announcement of Tesla’s proposal to acquire SolarCity, we have experienced some delays in obtaining financing and entering into new financing arrangements.  In the event that we continue to experience such delays or encounter additional delays and difficulties in raising new financing funds and credit arrangements, our business, liquidity and financial condition may be materially adversely affected.

In addition, we could be subject to litigation related to any failure to complete the Merger. If it is not completed, these risks may materially and adversely affect our stock price, operating results and ongoing business. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community. There can be no assurance that our business, these relationships or our financial condition will not be adversely affected, as compared to the condition prior to the announcement of the merger, if the merger is not consummated. The occurrence of any of these events individually or in combination could materially and adversely affect our results of operations and stock price.

While the Merger is pending, we are subject to business uncertainties and contractual restrictions that could materially adversely affect our operations and the future of our business or result in a loss of employees.

The Merger Agreement includes restrictions on the conduct of our business prior to the completion of the Merger, generally requiring us to conduct our businesses in the ordinary course, consistent with past practice, and subjecting us to a variety of specified limitations absent Tesla’s prior written consent. We may find that these and other contractual arrangements in the Merger Agreement may delay or prevent us from or limit our ability to respond effectively to financing needs, competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management and board of directors think they may be advisable. In addition, we have diverted, and will continue to divert, significant management and other resources towards the completion of the transaction, which could materially adversely affect our business and operations. Our employees, customers and financial counterparties may have uncertainties about the effects of the Merger. In connection with the pending Merger, it is possible that some customers, financial counterparties and other persons with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationship with us as a result of the Merger (particularly to the extent that such third parties view Tesla as a competitor). Similarly, current and prospective employees may experience uncertainty about their future roles with us following completion of the Merger, which may materially adversely affect our ability to attract and retain key employees. If any of these effects were to occur, it could materially and adversely impact our revenues, earnings and cash flows and other business results and financial condition, as well as the market price of our common stock and our perceived acquisition value, regardless of whether the Merger is completed. In addition, whether or not the Merger is completed, while it is pending we will continue to incur costs, fees, expenses and charges related to the proposed Merger, which may materially and adversely affect our business results and financial condition.

If the Merger Agreement is terminated, we may, under certain circumstances, be obligated to pay a termination fee to Tesla and these costs could require us to use available cash that would have otherwise been available for general corporate purposes.

If the Merger Agreement is terminated, in certain circumstances, we would be required to pay Tesla a termination fee of either $26.1 million or $78.2 million under certain circumstances. If the Merger Agreement is terminated, the termination fee we may be required to pay, if any, under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes. We do not currently anticipate having to pay such a termination fee, and being forced to do so would have a significant adverse effect on our cash position, liquidity and ability to obtaining financing for our operations.  For these and other reasons, a failed Merger could materially and adversely affect our business, operating results or financial condition, which in turn would materially and adversely affect our business, liquidity or financial condition, the price per share of our common stock or our perceived acquisition value.

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

In other jurisdictions, it has been proposed that additional fees and other charges be assessed on customers purchasing energy from solar energy systems. In particular, the Salt River Project, or SRP, in Arizona has imposed anticompetitive penalties on new solar customers in an attempt to exclude rooftop solar, and in response in March 2015 we filed a lawsuit in federal court in Arizona, asking the court to stop SRP’s anti-competitive behavior. In 2016, other utilities in Arizona proposed changes to their electric rate designs that would result in a significant reduction in the amount of bill credit for energy generated by a customer’s solar energy system that is exported to the grid in excess of electric load used by the customer and/or require us to lower the price of our solar energy systems to compete with the price of electricity from the electric grid. In the event that effective net metering programs are limited in California, Arizona and other key markets or any such fees or charges are imposed, our ability to attract new customers and compete with the price of electricity generated by local utilities in these jurisdictions may be severely limited, and such unaccounted for increases in the fees or charges applicable to existing customer agreements may increase the cost of energy to those customers and result in an increased rate of defaults under our customer agreements. Any of these results could reduce demand for our solar energy systems, harm our business, prospects, financial condition and results of operations.

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

Our leases and power purchase agreements are third-party ownership arrangements. Sales of electricity by third parties face regulatory challenges in some states and jurisdictions. Other challenges pertain to whether third-party owned systems qualify for the same levels of rebates or other non-tax incentives available for customer-owned solar energy systems, whether third-party owned systems are eligible at all for these incentives and whether third-party owned systems are eligible for net metering and the associated significant cost savings. In some states and utility territories, third parties that own solar energy systems are limited in the way that they may deliver solar energy to their customers. In jurisdictions such as Arizona, Florida, Kentucky, North Carolina, Oklahoma and the Los Angeles Department of Water and Power service territory, laws have been interpreted to prohibit the sale of electricity pursuant to our standard power purchase agreement. This has led us and other solar energy system providers that utilize third-party ownership arrangements to offer leases rather than power purchase agreements in such jurisdictions. Imposition of such limitations in additional jurisdictions or reductions in, or eliminations of, incentives for third-party owned systems could reduce demand for our systems, adversely impact our access to capital and cause us to increase the price we charge our customers for energy.

We need to enter into additional substantial financing arrangements to facilitate our customers’ access to our solar energy systems, and if this financing is not available to us on acceptable terms, if and when needed, our ability to grow our business would be materially adversely impacted.

Our future success depends on our ability to raise capital from third-party fund investors to help finance the deployment of our residential and commercial solar energy systems. In particular, our strategy is to reduce the cost of capital through these arrangements to improve our margins, offset future reductions in government incentives and maintain the price competitiveness of our solar energy systems. If we are unable to establish new financing funds when needed, or on desirable terms, to enable our customers’ access to our solar energy systems with little or no upfront cost, we may be unable to finance installation of our customers’ systems, or our cost of capital could increase and our liquidity may be significantly constrained, any of which would have a material adverse effect on our business, financial condition and results of operations. If we are unable to establish new financing funds when needed or at all, or on desirable terms, to enable our customers’ access to our solar energy systems with little or no upfront cost, we may encounter difficulty financing installation of our customers’ systems, or our cost of capital could increase, either of which would have a material adverse effect on our business, financial condition and results of operations. To date, we have raised capital sufficient to finance installation of our customers’ solar energy systems from a number of financial institutions and other large companies (including some that may be considered competitors to Tesla).

Our ability to draw on financing commitments is subject to the conditions of the agreements underlying our financing funds, including the mix of types of energy contracts that we contribute and measures of customer credit. If we do not satisfy such conditions due to events related to our business or a specific financing fund, developments in our industry (including related to the Department of Treasury Inspector General investigation) or otherwise, and as a result we are unable to draw on existing commitments, it could have a material adverse effect on our business, liquidity, financial condition and prospects. If any of the financial institutions or large companies that currently invest in our financing funds decide not to invest in future financing funds to finance our solar energy systems due to concerns regarding our proposed acquisition by Tesla, general market conditions, concerns about our business or prospects, the pendency of the Department of Treasury Inspector General investigation or any other reason, or materially change the terms under which they are willing to provide future financing, we will need to identify new financial institutions and companies to invest in our financing funds and negotiate new financing terms.

In the past, challenges raising new funds have caused us to delay deployment of a substantial number of solar energy systems for which we had already signed leases or power purchase agreements with customers. For example, since the announcement of Tesla’s proposal to acquire SolarCity, we have experienced some delays in obtaining some financing and entering into new financing arrangements.  In the event that we continue to experience such delays or encounter additional delays and difficulties in raising new financing funds and credit arrangements, our business, liquidity and financial condition may be materially adversely affected. Our future ability to obtain additional financing depends on the continued confidence of banks and other financing sources in our business model and the solar energy industry as a whole. It could also be impacted by the liquidity needs of such financing sources. In addition, attracting future financing could be more difficult or costly to secure if the quality of our customer contracts, as perceived by our fund investors, were to decrease as a result of an increase in customer default rates, lower credit rating requirements for new customers or other factors. Solar energy has yet to achieve broad market acceptance and depends on continued support in the form of performance-based incentives, rebates, tax credits and other incentives from federal, state, local and foreign governments. If this support diminishes, our ability to obtain external financing, on acceptable terms or otherwise could be materially adversely affected. In addition, we face competition for these third-party investor funds. If we are unable to continue to offer a competitive investment profile, we may lose access to these funds or they may only be available on less favorable terms than are available to our competitors. Our current financing sources may be inadequate to support the anticipated growth in our business plans. Moreover, we will require additional capital in the near term, and we continue to look for opportunities to optimize our capital structure. We plan to pursue sources of such capital through various financing transactions and arrangements. Our inability to secure financing could lead to cancellations and could impair our ability to accept new projects and customers. In addition, our borrowing costs could increase, which would have a material adverse effect on our business, financial condition and results of operations.

Servicing our debt requires a significant amount of cash and we may not have sufficient cash flow from our business to pay our substantial debt; other actions we are forced to take to satisfy our obligations under our indebtedness may not be successful, and the announcement of our proposed acquisition by Tesla and our decreased liquidity may impair our ability to respond.

Our total consolidated indebtedness was $3,245.7 million as of June 30, 2016. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not be able to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing our operations and operating expenses, selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. In addition, our 2.75% Convertible Senior Notes due 2018 issued in November 2013 (the “2018 Notes”), our 1.625% Convertible Senior Notes due 2019 issued in September and October 2014 (the “2019 Notes”) and our Zero Coupon Convertible Senior Notes due 2020 issued in December 2015 (the “2020 Notes” and together with the 2018 Notes and the 2019, the “Notes”), are convertible into shares of common stock, and we may engage in similar issuances of convertible securities in the future to fund our operating and expansion plans.

Our ability to issue additional securities and to refinance our existing indebtedness will depend on the capital markets and our financial condition at such time, and the occurrence of certain events, such as our proposed acquisition by Tesla, concerns regarding our business and liquidity, and general market conditions may make it difficult for us to access the capital markets or to raise funds on acceptable terms. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations or otherwise significantly limit our ability to respond to periods of increased liquidity pressure.

We expect to incur substantially more debt or take other actions which would intensify the risks discussed above.

Our financial strategy is to monetize the customer payments and incentives associated with the deployment of solar energy systems under our long-term energy contracts to finance our operations. We and our subsidiaries expect to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. Incurring such additional debt could have the effect of diminishing our ability to make payments on existing indebtedness, including the Notes, when due and otherwise limiting our ability to respond to periods of increased liquidity pressure. Although certain of our existing credit facilities restrict our ability to incur additional indebtedness, including secured indebtedness, we may be able to obtain amendments and waivers of such restrictions or may not be subject to such restrictions under the terms of any subsequent indebtedness. As the total amount of recourse and non-recourse indebtedness we carry increases, we may be unable to enter into new credit facilities or refinance existing credit facilities and other indebtedness on acceptable terms, any such failure could constrain our liquidity and adversely impact our business, results of operations and future growth.

We may have trouble refinancing our credit facilities or obtaining new financing for our working capital, equipment financing and other needs in the future or complying with the terms of existing credit facilities. If credit facilities are not available to us on acceptable terms, if and when needed, or if we are unable to comply with their terms, our ability to respond to periods of constrained liquidity and to operate our business in accordance with current operating plans would be adversely impacted.

As of June 30, 2016, we had the ability to draw up to an additional $428.0 million under all of our credit facilities. Our secured revolving credit facility, our primary working capital facility, currently has a maximum size of $500 million (with $398.5 million currently committed from several lenders and an additional $101.5 million subject to further conditions) that matures in December 2017. The working capital facility requires us to comply with certain financial, reporting and other requirements. During the first and second quarters of 2016, the margins of our compliance with these financial covenants decreased, particularly with respect to the amount of unencumbered liquidity. While our lenders have given us waivers of certain covenants we have not satisfied in the past, there is no assurance that the lenders will waive or forbear from exercising their remedies with respect to any future defaults that might occur. In addition, we have amended our secured revolving credit facility to provide that our proposed acquisition by Tesla would not be treated as a “change of control,” and to engage in other transactions such as the issuance of the 2020 Notes and issue Solar Bonds debt securities. While we believe that some of the financial and other covenants are generally more favorable to us following these changes, a breach of our covenants may still occur in the future.

Further, there is no assurance that we will be able to enter into new financing funds and credit facilities on acceptable terms. If we are unable to satisfy financial covenants and other terms under existing or new facilities or obtain associated waivers or forbearance from our lenders or if we are unable to obtain refinancing or new financings for our working capital, equipment and other needs on acceptable terms if and when needed, our business would be adversely affected.

We may not have the ability to raise the funds necessary to repurchase the Notes, including upon a fundamental change, and one of our current credit facilities prohibits us from repurchasing the issued Notes upon a fundamental change.

Although our proposed acquisition by Tesla in an all-stock transaction is not anticipated to result in a “fundamental change,” holders of the Notes will have the right to require us to repurchase their Notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. However, at such time that we may be required to repurchase the Notes, we may not have sufficient available cash or be able to obtain sufficient financing to allow for repurchase. In addition, one of our existing credit facilities prohibits us from repurchasing the Notes upon a fundamental change. We may enter into agreements in the future that similarly restrict our ability to repurchase the Notes and other securities. Our failure to repurchase the Notes when required would constitute a default which could also result in defaults under other agreements governing our existing or future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof. Our ability to repurchase the Notes may also be limited by law or by regulatory authority. Although the proposed acquisition by Tesla is structured so as not to result in a “fundamental change,” the potential of being required to repurchase the Notes may deter alternative acquirers seeking alternative structures to an acquisition.

We have incurred losses and may be unable to achieve or sustain profitability in the future.

We have incurred net losses in the past, and we had an accumulated deficit of $397.2 million as of June 30, 2016. We may incur net losses from operations as we increase our spending to finance the expansion of our operations, expand our installation, engineering, administrative, sales and marketing staffs, engage in additional product development activities (including module manufacturing and solar-integrated roofing products) and implement internal systems and infrastructure to support our growth. We do not know whether our revenue will grow rapidly enough to absorb these costs, and our limited operating history makes it difficult to assess the extent of these expenses or their impact on our operating results. Our ability to achieve profitability depends on a number of factors, including:

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

In July 2012, we and other companies that are significant participants in both the solar industry and the cash grant program under Section 1603 of the American Recovery and Reinvestment Act of 2009 received subpoenas from the U.S. Department of Treasury’s Office of the Inspector General to deliver certain documents in our respective possession. In particular, our subpoena requested, among other things, documents dated, created, revised or referred to since January 1, 2007 that relate to our applications for U.S. Treasury grants or communications with certain other solar companies or certain firms that appraise solar energy property for U.S. Treasury grant application purposes. The Inspector General is working with the Civil Division of the U.S. Department of Justice to investigate the administration and implementation of the U.S. Treasury grant program, including possible misrepresentations concerning the fair market value of the solar power systems submitted for grant under that program made in grant applications by solar companies, including us. We intend to cooperate fully with the Inspector General and the Department of Justice and continue to produce information as requested by the Inspector General. We are unable to anticipate when the Inspector General will conclude its review. If, at the conclusion of the investigation, the Inspector General concludes that misrepresentations were made, the Department of Justice could bring a civil action to recover amounts it believes were improperly paid to us. If the Department of Justice were successful in asserting such an action, we could then be required to pay damages and penalties for any funds received based on such misrepresentations (which, in turn, could require us to make indemnity payments to certain of our fund investors). Such consequences could have a material adverse effect on our business, liquidity, financial condition and prospects. Additionally, the period of time necessary to resolve the investigation is uncertain and this matter could require significant management and financial resources that could otherwise be devoted to the operation of our business.

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

If the Internal Revenue Service or the U.S. Treasury Department were to object to amounts we have claimed as too high of a fair market value on such systems, it could have a material adverse effect on our business, financial condition and prospects. For example, a hypothetical 5% downward adjustment in the fair market value of the $501.2 million of U.S. Department of Treasury grant applications that have been awarded from the beginning of the U.S. Treasury grant program through June 30, 2016 would obligate us to repay up to $25.1 million to our fund investors.

We have historically benefited from the declining cost of solar panels, and our business and financial results may be harmed as a result of increases in the cost of solar panels or tariffs on imported solar panels imposed by the U.S. government.

The declining cost of solar panels and the raw materials necessary to manufacture them has been a key driver in the pricing of our solar energy systems and customer adoption of this form of renewable energy. With an increase of solar panel and raw materials prices, our growth could slow, and our financial results could suffer. Further, the cost of solar panels and raw materials could potentially increase in the future due to a variety of factors which we cannot control, including the imposition of duties, subsidies and/or safeguards or other trade-related costs or penalties or shortages of essential components. Currently, global production of solar panels is at a point of oversupply, and prices are continuing to decline.  As we increase our solar panel manufacturing operations, future price declines may harm our ability to compete and produce solar panels at prices equal to or less than our competitors.

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

In September 2014, we acquired Silevo, a solar panel technology and manufacturing company with manufacturing operations in China. In May 2015, we were contacted by the U.S. Customs and Border Protection (CBP) to provide information regarding our importation of solar panels from China. Based upon the information we provided, CBP agreed that our solar panels were not subject to the scope of antidumping and countervailing duty Orders on Crystalline Silicon Photovoltaic Cells/Modules from China (Orders); however, CBP instructed us to obtain a determination from the Department of Commerce (DOC). In June 2016, the DOC issued its final determination finding that Silevo’s solar panels, manufactured in China, are within the scope of the antidumping and countervailing Orders. We are currently challenging that final determination in the Court of International Trade (CIT). However, until this issue is resolved, we have not and do not intend on importing Silevo solar panels produced in China for our U.S. operations without depositing the applicable antidumping and countervailing duties.

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

We currently anticipate commencing solar module manufacturing sooner than expected, in the second quarter of 2017 with photovoltaic cells sourced from external vendors.  We are working with the State of New York to finalize orders of manufacturing equipment related to solar module production.

We have recently identified potential modifications to the manufacturing equipment and factory layout related to the solar cell manufacturing line that may offer the ability to increase the production capacity of the Manufacturing Facility above 1 gigawatt per year. We believe that the short delay in finalizing the overall configuration will help maintain the long-term competitiveness of the Manufacturing Facility. However, this is an aggressive schedule and we may experience additional delays.

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

In addition, our Triex technology is novel and involves proprietary and complex manufacturing techniques, which may result in undetected errors or defects in the solar cells produced. Any defects in our solar panels delivered to customers could cause us to incur significant warranty, non-warranty and re-engineering costs, divert the attention of our engineering personnel, result in indemnification liability to our fund investors and significantly affect our customer relations and business reputation.

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

The Manufacturing Facility is designed to be a high-technology volume-manufacturing facility. In constructing the Manufacturing Facility, including local utility infrastructure upgrades and procurement of manufacturing equipment, the State of New York is making a significant investment in the Buffalo-area economy. However, the solar panel manufacturing market is characterized by continually changing technology that requires improved features, such as increased efficiency, higher power output and enhanced aesthetics. In the time it takes us to achieve volume production of our Triex technology, it is possible that additional innovations in solar technology could result in our technology and the Manufacturing Facility becoming less competitive or obsolete, which could harm our costs and adversely affect our business operations. This risk requires us to continuously focus on research and development, and will require significant on-going research and development expenses. If we cannot continually improve the efficiency and power output of our solar panels and reduce the cost of production, we could become less competitive in the market and our financial condition and operating results could be adversely affected.

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
•

fluctuations in currency exchange rates relative to the U.S. dollar; for example, some of the manufacturing equipment that we have ordered for the Riverbend Manufacturing Facility has been purchased from international vendors under contracts denominated in local currencies, a significant adverse change in the currency exchange rates may significantly increase the costs of the equipment to us.

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

In connection with our acquisitions of Silevo, Zep Solar and Paramount Solar, we issued approximately 10.4 million shares of our common stock. We may issue additional common stock with an aggregate value of up to $100.0 million, subject to adjustments and as determined in connection with the merger agreement, upon the timely achievement of future earnout related milestones. In addition, we typically offer additional equity compensation to continuing employees of these businesses. If we are unable to successfully integrate these businesses and technologies or are unable to otherwise achieve the anticipated benefits of these acquisitions, the related issuances of our securities may be highly dilutive to our existing stockholders.

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

In connection with this quarterly report on Form 10-Q, our management has performed an evaluation of our internal control over financial reporting as of June 30, 2016 pursuant to Section 404 of the Sarbanes-Oxley Act, and has concluded that our internal control over financial reporting and our disclosure controls and procedures were effective as of June 30, 2016.

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

The installation of solar energy systems requires our employees to work at heights with complicated and potentially dangerous electrical systems. The evaluation and installation of our energy-related products requires our employees to work in locations that may contain potentially dangerous levels of asbestos, lead or mold. We also maintain a fleet of thousands of vehicles that our employees use in the course of their work. There is substantial risk of serious injury or death if proper safety procedures are not followed. Our operations are subject to regulation under the U.S. Occupational Safety and Health Act, or OSHA, and equivalent state laws. Changes to OSHA requirements, or stricter interpretation or enforcement of existing laws or regulations, could result in increased costs. If we fail to comply with applicable OSHA regulations, even if no work-related serious injury or death occurs, we may be subject to civil or criminal enforcement and be required to pay substantial penalties, incur significant capital expenditures or suspend or limit operations. In the past, we have had workplace accidents and received citations from OSHA regulators for alleged safety violations, resulting in fines and operational delays for certain projects. Any such accidents, citations, violations, injuries or failure to comply with industry best practices may subject us to adverse publicity, damage our reputation and competitive position and adversely affect our business.

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

The operation of our manufacturing and research and development facilities, including in Hangzhou, China, Buffalo, New York and Fremont, California, involves the use of hazardous chemicals and materials which may subject us to liabilities for any releases or other failures to comply with applicable laws, regulations and policies. Any failure by us to maintain effective controls regarding the use of hazardous materials or to obtain and maintain all necessary permits could subject us to potentially significant fines and damages or interrupt our operations.

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

•

the laws of other countries in which we manufacture our solar products, such as China and other countries in the Asia/Pacific region, may offer little or no protection for our proprietary technology; and

•

reports we may be required to file in connection with any government-sponsored research contracts may disclose some of our sensitive confidential information because they are or will be generally available to the public.

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

The trading price of our common stock has been volatile since our initial public offering. Since shares of our common stock were sold in our initial public offering in December 2012 at a price of $8.00 per share, the reported high and low sales prices of our common stock on The NASDAQ Stock Market has ranged from $9.20 to $88.35 per share, through August 8, 2016. The market price of our common stock may fluctuate widely in response to many risk factors listed in this section and others beyond our control, including:

•	the pendency, delay or failure of our proposed acquisition by Tesla;
•	changes in laws or regulations applicable to our industry, products or services, including the effects of tariffs and other anti-competitive actions;
•	additions or departures of key personnel;
•	actual or anticipated changes in expectations regarding our performance by investors or securities analysts;
•	price and volume fluctuations in the overall stock market;
•	volatility in the market price and trading volume of companies in our industry or companies that investors consider comparable;
•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•	addition or loss of significant customers;
•	our ability to protect our intellectual property and other proprietary rights;
•	sales of our common stock by us or our stockholders, including as a result of recent, proposed or new offerings and acquisitions;
•	litigation involving us, our industry or both;
•	major catastrophic events; and
•	general economic and market conditions and trends.

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

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. Such sales may occur in connection with our acquisitions, such as our issuance of approximately 10.4 million shares in the aggregate for our acquisitions of Silevo, Zep Solar and certain assets of Paramount Solar. We may issue additional common stock with an aggregate value of up to $100.0 million, subject to adjustments and as determined in connection with the merger agreement, upon the timely achievement of future earnout related milestones. In addition, holders of a substantial amount of our common stock are entitled to rights with respect to registration of these shares under the Securities Act pursuant to an investors’ rights agreement. If these holders of our common stock, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our common stock. If we file a registration statement for the purposes of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired.

Insiders have substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control.

As of June 30, 2016, our directors and executive officers and their affiliates, in the aggregate, owned approximately 33% of the outstanding shares of our common stock. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might affect the market price of our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In connection with our acquisition of Silevo, following the achievement of the first of three earnout related milestones pursuant to the merger agreement, we issued an additional 1.6 million shares of our common stock on May 5, 2016 to the former securityholders of Silevo. These shares were issued pursuant to a permit granted under Sections 25121 and 25142 of the California Corporate Securities Law of 1968, and were exempt from registration under federal securities laws by virtue of the exemption provided by Section 3(a)(10) of the Securities Act.

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

Date: August 9, 2016

SOLARCITY CORPORATION

By:	/s/ Lyndon R. Rive
Lyndon R. Rive
Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.2a

Amendment No. 1 to Stock Purchase Agreement, dated as of June 30, 2016, by and among SolarCity Corporation, Solar Explorer, LLC, Solar Voyager, LLC, Tatiana Alejandra Arelle Caraveo, Manuel Vegara Llanes and ILIOSSON, S.A. de C.V.

2.3

Agreement and Plan of Merger, dated as of July 31, 2016, by and among SolarCity Corporation, Tesla Motors, Inc. and D Subsidiary, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 1, 2016).

3.2a

First Amendment to the Amended and Restated Bylaws of SolarCity Corporation, effective as of July 29, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 1, 2016).

10.3a*	Amended and Restated 2012 Equity Incentive Plan.

10.10q	Twelfth Amendment to the Amended and Restated Credit Agreement, dated as of July 24, 2016, by and among the Registrant, the Lenders party thereto and Bank of America, N.A., as administrative agent.

10.10r	Thirteenth Amendment to the Amended and Restated Credit Agreement, dated as of July 25, 2016, by and among the Registrant, the Lenders party thereto and Bank of America, N.A., as administrative agent.

10.17c**

Omnibus Amendment, dated June 25, 2015, by and among FTE Solar I, LLC, SolarCity Finance Company, LLC, the Registrant, the purchasers party thereto, the funding agents party thereto, Credit SolarCity Suisse AG, New York Branch, as administrative agent and U.S. Bank National Association.

10.17d**

Omnibus Amendment No. 2, dated September 30, 2015, by and among FTE Solar I, LLC, SolarCity Finance Company, LLC, the Registrant, the purchasers party thereto, the funding agents party thereto, Credit SolarCity Suisse AG, New York Branch, as administrative agent and U.S. Bank National Association.

10.17e**

Omnibus Amendment No. 3, dated December 16, 2015, by and among FTE Solar I, LLC, SolarCity Finance Company, LLC, the Registrant, the purchasers party thereto, the funding agents party thereto, Credit SolarCity Suisse AG, New York Branch, as administrative agent and U.S. Bank National Association.

10.17f

Omnibus Amendment No. 4, dated July 29, 2016, by and among FTE Solar I, LLC, SolarCity Finance Company, LLC, the Registrant, the purchasers party thereto, the funding agents party thereto, Credit SolarCity Suisse AG, New York Branch, as administrative agent and U.S. Bank National Association.

10.19n**

Required Group Agent Action No. 15, dated as of April 25, 2016, by and among by and among Megalodon Solar, LLC (an indirect wholly-owned subsidiary of the Registrant), as borrower, the Registrant, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the group agents party thereto.

10.19o**

Required Group Agent Action No. 16, dated as of May 2, 2016, by and among by and among Megalodon Solar, LLC (an indirect wholly-owned subsidiary of the Registrant), as borrower, the Registrant, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the group agents party thereto.

10.19p**

Required Group Agent Action No. 17, dated as of May 16, 2016, by and among by and among Megalodon Solar, LLC (an indirect wholly-owned subsidiary of the Registrant), as borrower, the Registrant, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the group agents party thereto.

10.19q**

Administrative Agent Action No. 18, dated as of May 27, 2016, by and among by and among Megalodon Solar, LLC (an indirect wholly-owned subsidiary of the Registrant), as borrower, the Registrant, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the group agents party thereto.

10.19r

Required Group Agent Action No. 19, dated as of June 1, 2016, by and among by and among Megalodon Solar, LLC (an indirect wholly-owned subsidiary of the Registrant), as borrower, the Registrant, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the group agents party thereto.

10.19s**

Administrative Agent Action No. 20, dated as of June 27, 2016, by and among by and among Megalodon Solar, LLC (an indirect wholly-owned subsidiary of the Registrant), as borrower, the Registrant, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the group agents party thereto.

Exhibit Number	Exhibit Description

10.21b**

Amendment No. 2 to Credit Agreement, dated as of April 22, 2016, by and among the Registrant and certain of its subsidiaries, Bank of America, N.A., as administrative agent and collateral agent, the Registrant, as limited guarantor, and the guarantors and lenders party thereto.

10.22a**

Amendment No. 1 to the Credit Agreement, dated as of July 15, 2016, among Domino Solar Ltd. (an indirect subsidiary of the Registrant), as borrower, the Registrant, Dom Solar Lessor I, LP (an indirect subsidiary of the Registrant), as original lessor, Credit Suisse AG, New York Branch, as agent for the Lenders, the Lenders party thereto, the Funding Agents party thereto, and U.S. Bank National Association, as paying agent and custodian.

10.22b

Amendment No. 2 to the Credit Agreement, dated as of July 29, 2016, among Domino Solar Ltd. (an indirect subsidiary of the Registrant), as borrower, the Registrant, Dom Solar Lessor I, LP (an indirect subsidiary of the Registrant), as original lessor, Credit Suisse AG, New York Branch, as agent for the Lenders, the Lenders party thereto, the Funding Agents party thereto, and U.S. Bank National Association, as paying agent and custodian.

10.23

Voting and Support Agreement, dated as of July 31, 2016, by and among SolarCity Corporation, Elon Musk and the Elon Musk Revocable Trust dated July 22, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 1, 2016).

10.24*	Barnard Transition Agreement dated July 29, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 3, 2016).

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Labels Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.
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