Form 10-Q
period 2016-09-30
SOLARCITY CORP
filed 2016-11-09
CIK 1408356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

The number of shares outstanding of the registrant’s common stock as of September 30, 2016 was 100,739,878.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SolarCity Corporation

Consolidated Balance Sheets

(In Thousands, Except Share Par Values)

	September 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$259,342	$382,544
Short-term investments	—	11,311
Restricted cash	61,079	39,864
Accounts receivable (net of allowances for doubtful accounts of $12,233 and $4,292 as of September 30, 2016 and December 31, 2015, respectively)	65,112	33,998
Rebates receivable (net of reserves of $2,972 and $2,207 as of September 30, 2016 and December 31, 2015, respectively)	11,999	11,545
Inventories	206,205	342,951
Prepaid expenses and other current assets	73,247	79,925
Total current assets	676,984	902,138
Solar energy systems, leased and to be leased – net	5,493,026	4,375,553
Property, plant and equipment – net	250,934	262,387
Build-to-suit lease asset under construction	752,425	284,500
Goodwill and intangible assets – net	472,557	517,109
MyPower customer notes receivable, net of current portion	526,703	488,461
MyPower deferred costs	236,574	215,708
Other assets	271,625	241,262
Total assets(1)	$8,680,828	$7,287,118

	September 30,	December 31,
	2016	2015
	(Unaudited)
Liabilities and equity
Current liabilities:
Accounts payable	$253,077	$364,973
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	25,106	26,769
Current portion of deferred U.S. Treasury grant income	14,549	15,336
Accrued and other current liabilities	236,951	276,506
Current portion of deferred revenue	113,908	103,078
Current portion of long-term debt	285,507	180,048
Current portion of solar bonds	17,385	13,189
Current portion of solar bonds issued to related parties	165,100	165,120
Current portion of solar asset-backed notes	19,658	13,864
Current portion of financing obligation	44,953	34,479
Total current liabilities	1,176,194	1,193,362
Deferred revenue, net of current portion	1,084,442	1,010,491
Long-term debt, net of current portion	1,283,540	1,006,595
Solar bonds, net of current portion	51,488	35,678
Solar bonds issued to related parties, net of current portion	100,100	100
Convertible senior notes	884,679	881,585
Convertible senior notes issued to related parties	12,978	12,975
Solar asset-backed notes, net of current portion	550,695	395,667
Long-term deferred tax liability	71	1,373
Financing obligation, net of current portion	71,772	68,940
Deferred U.S. Treasury grant income, net of current portion	351,738	382,283
Build-to-suit lease liability	752,425	284,500
Other liabilities and deferred credits	361,996	279,006
Total liabilities(1)	6,682,118	5,552,555
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests in subsidiaries	284,158	320,935
Stockholders' equity:
Common stock, $0.0001 par value - authorized, 1,000,000 shares as of September 30, 2016 and December 31, 2015; issued and outstanding, 100,740 and 97,864 shares as of September 30, 2016 and December 31, 2015, respectively	10	10
Additional paid-in capital	1,315,874	1,195,246
Accumulated deficit	(343,952)	(316,690)
Total stockholders' equity	971,932	878,566
Noncontrolling interests in subsidiaries	742,620	535,062
Total equity	1,714,552	1,413,628
Total liabilities and equity	$8,680,828	$7,287,118

(1)

SolarCity Corporation’s, or the Company’s, consolidated assets as of September 30, 2016 and December 31, 2015 included $3,887,972 and $2,866,882, respectively, of assets of variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs. These assets included solar energy systems, leased and to be leased - net of $3,731,864 and $2,779,363 as of September 30, 2016 and December 31, 2015, respectively; property, plant and equipment - net of $0 and $21,960 as of September 30, 2016 and December 31, 2015, respectively; cash and cash equivalents of $47,267 and $33,537 as of September 30, 2016 and December 31, 2015, respectively; inventory of $0 and $1,000 as of September 30, 2016 and December 31, 2015, respectively; restricted cash, current, of $20,108 and $522 as of September 30, 2016 and December 31, 2015, respectively; accounts receivable - net of $31,336 and $10,267 as of September 30, 2016 and December 31, 2015, respectively; prepaid expenses and other current assets of $2,321 and $2,713 as of September 30, 2016 and December 31, 2015, respectively; rebates receivable of $7,524 and $6,220 as of September 30, 2016 and December 31, 2015, respectively; and other assets of $47,552 and $11,300 as of September 30, 2016 and December 31, 2015, respectively. The Company’s consolidated liabilities as of September 30, 2016 and December 31, 2015 included $407,740 and $33,475, respectively, of liabilities of VIEs whose creditors have no recourse to the Company. These liabilities included distributions payable to noncontrolling interests in subsidiaries and redeemable noncontrolling interests in subsidiaries of $25,106 and $26,769 as of September 30, 2016 and December 31, 2015, respectively; accounts payable of $7 and $1,954 as of September 30, 2016 and December 31, 2015, respectively; customer deposits of $2,276 and $2,928 as of September 30, 2016 and December 31, 2015, respectively; accrued liabilities and other payables of $4,178 and $1,824 as of September 30, 2016 and December 31, 2015, respectively; current portion of long-term debt of $10,352 and $0 as of September 30, 2016 and December 31, 2015, respectively; long-term debt, net of current portion of $365,821 and $0 as of September 30, 2016 and December 31, 2015, respectively.

See the further description in Note 8, VIE Arrangements.

See accompanying notes.

SolarCity Corporation

Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Revenue from periodic billings:
Periodic operating lease billings and incentives	$96,837	$63,215	$245,931	$158,968
Sale of solar renewable energy credits	7,518	4,455	18,313	10,011
Revenue from solar energy systems under long-term loan arrangements	18,253	9,071	83,708	18,385
Total revenue from periodic billings	122,608	76,741	347,952	187,364
Solar energy systems and components sales revenue	57,522	19,727	105,219	47,641
Revenue from operating lease prepayments and upfront incentives	20,421	17,389	55,736	49,134
Total revenue	200,551	113,857	508,907	284,139
Cost of revenue:
Cost of periodic billings revenue (exclusive of depreciation and amortization)	24,189	17,907	59,996	38,397
Cost of solar energy systems and components sales revenue (exclusive of amortization and warranty)	49,025	20,523	108,851	48,854
Depreciation, amortization and warranty	55,745	50,139	167,180	106,517
Total cost of revenue	128,959	88,569	336,027	193,768
Gross profit	71,592	25,288	172,880	90,371
Operating expenses:
Sales and marketing	102,639	129,284	345,369	329,115
General and administrative	87,423	69,423	260,446	168,288
Pre-production expense	19,335	—	55,107	—
Restructuring and other	34,158	—	63,241	—
Research and development	14,129	17,652	42,423	42,173
Total operating expenses	257,684	216,359	766,586	539,576
Loss from operations	(186,092)	(191,071)	(593,706)	(449,205)
Interest and other expenses:
Interest expense (excluding amortization of debt discounts and fees) - recourse debt	10,974	8,215	29,890	19,932
Interest expense (excluding amortization of debt discounts and fees) - non-recourse debt	20,512	8,096	52,614	19,682
Other interest expense and amortization of debt discounts and fees, net	10,670	9,551	29,258	25,266
Other (income) expense, net	(2,058)	16,851	54,143	21,723
Total interest and other expenses	40,098	42,713	165,905	86,603
Loss before income taxes	(226,190)	(233,784)	(759,611)	(535,808)
Income tax benefit (provision)	848	(482)	907	(1,128)
Net loss	(225,342)	(234,266)	(758,704)	(536,936)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(278,557)	(215,193)	(731,442)	(473,978)
Net income (loss) attributable to stockholders	$53,215	$(19,073)	$(27,262)	$(62,958)
Net income (loss) attributable to common stockholders
Basic	$53,215	$(19,073)	$(27,262)	$(62,958)
Diluted	$56,165	$(19,073)	$(27,262)	$(62,958)
Net income (loss) per share attributable to common stockholders
Basic	$0.53	$(0.20)	$(0.27)	$(0.65)
Diluted	$0.48	$(0.20)	$(0.27)	$(0.65)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders
Basic	100,494,480	97,384,949	99,354,863	97,027,412
Diluted	118,077,365	97,384,949	99,354,863	97,027,412

See accompanying notes.

SolarCity Corporation

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating activities:
Net loss	$(758,704)	$(536,936)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and write-offs	233,825	118,091
Change in fair value of interest rate swaps	48,589	12,570
Non-cash interest and other expense	4,368	12,554
Stock-based compensation, net of amounts capitalized	65,686	61,010
Tax impact of stock option exercises	7,738	—
Loss on extinguishment of long-term debt	610	1,093
Deferred income taxes	(1,302)	(102)
Non-cash reduction in financing obligation	(37,106)	(36,431)
Loss on disposal of property, plant and equipment and construction in progress	1,094	92
Changes in operating assets and liabilities:
Restricted cash	(64,430)	(19,814)
Accounts receivable	(31,114)	(15,623)
Rebates receivable	(454)	14,977
Inventories	137,300	(91,624)
Prepaid expenses and other current assets	9,134	(42,305)
MyPower deferred costs	(21,325)	(150,267)
Other assets	22,614	(12,769)
Accounts payable	(110,830)	56,695
Accrued and other liabilities	23,730	92,321
Deferred revenue	44,757	10,151
Net cash used in operating activities	(425,820)	(526,317)
Investing activities:
Payments for the cost of solar energy systems, leased and to be leased	(1,230,064)	(1,134,929)
Purchase of property, plant and equipment	(53,445)	(147,784)
Investment in promissory notes receivable and other advances	—	(1,189)
Purchases of short-term investments	—	(44,592)
Proceeds from sales and maturities of short-term investments	11,243	136,560
Acquisition of business, net of cash acquired	—	(9,509)
Payments for the acquisition of noncontrolling interests	(13,664)	—
Payments for settlements of interest rate swaps	(12,703)	—
Net cash used in investing activities	(1,298,633)	(1,201,443)

	Nine Months Ended September 30,
	2016	2015
Financing activities:
Investment fund financings, bank and other borrowings:
Borrowings under long-term debt	1,002,796	783,123
Repayments of long-term debt	(630,892)	(211,976)
Proceeds from issuance of solar bonds	32,613	41,594
Proceeds from issuance of solar bonds issued to related parties	265,010	165,010
Repayments of borrowings under solar bonds	(12,581)	—
Repayments of borrowings under solar bonds issued to related parties	(165,010)	—
Proceeds from issuance of solar asset-backed notes	221,035	119,790
Repayments of borrowings under solar asset-backed notes	(61,914)	(13,859)
Payment of deferred purchase consideration	—	(3,747)
Proceeds from financing obligation	41,538	26,398
Repayments of financing obligation	(358)	(5,136)
Repayment of capital lease obligations	(7,098)	(3,223)
Proceeds from investment by noncontrolling interests and redeemable noncontrolling interests in subsidiaries	1,022,687	754,916
Distributions paid to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	(102,377)	(67,154)
Net cash provided by financing activities before equity and convertible notes issuances	1,605,449	1,585,736
Equity issuances:
Proceeds from exercise of stock options	3,540	10,391
Tax impact of stock option exercises	(7,738)	—
Net cash provided by equity issuances	(4,198)	10,391
Net cash provided by financing activities	1,601,251	1,596,127
Net decrease in cash and cash equivalents	(123,202)	(131,633)
Cash and cash equivalents, beginning of period	382,544	504,383
Cash and cash equivalents, end of period	$259,342	$372,750
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$79,162	$34,418
Cash paid during the period for taxes, net of refunds	$10,843	$257

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

Merger Agreement with Tesla

On July 31, 2016, the Company entered into an Agreement and Plan of Merger, or the Merger Agreement, with Tesla Motors, Inc., or Tesla, pursuant to which a wholly-owned subsidiary of Tesla would, subject to the satisfaction or waiver of the closing conditions set forth in the Merger Agreement, merge with and into the Company, and the Company would survive the merger as a wholly-owned subsidiary of Tesla. Pursuant to the terms of the Merger Agreement and subject to the satisfaction or waiver of the closing conditions set forth in the Merger Agreement, at the effective time of the merger, each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the merger would be converted into 0.110, or the Exchange Ratio, shares of Tesla’s common stock. The Company’s outstanding option and restricted stock unit awards would be converted into corresponding equity awards of Tesla’s common stock based on the Exchange Ratio, with the awards retaining the same vesting and other terms and conditions as in effect immediately prior to the effective time of the merger (except for certain Founder Awards granted in 2015, which would be cancelled for no consideration). The Company intends the merger to qualify as a “reorganization” for U.S. federal income tax purposes.

The consummation of the merger is subject to, among other things, approval by the stockholders of both Tesla and the Company. If the Company terminates the Merger Agreement, it may be required to pay Tesla a termination fee ranging from $26.1 million to $78.2 million. The Company’s special meeting of stockholders to vote on the merger is scheduled to take place on November 17, 2016.

2. Summary of Significant Accounting Policies and Procedures

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, including the regulations of the Securities and Exchange Commission, or GAAP. Certain information and disclosures normally included in annual financial statements have been condensed or omitted for these interim financial statements, in accordance with GAAP. As such, these interim financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company’s annual report on Form 10-K dated February 10, 2016. These interim financial statements have been prepared on the same basis as annual financial statements and, in the opinion of management, reflect all adjustments (all of which are normal and recurring) necessary to present fairly the Company’s financial results. However, the results of interim periods are not necessarily indicative of the results to be expected for future interim or annual periods.

The condensed consolidated financial statements reflect the accounts and operations of the Company and those of its subsidiaries in which the Company has a controlling financial interest. In accordance with the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 810, Consolidation, the Company consolidates any variable interest entity, or VIE, of which it is the primary beneficiary. The Company forms VIEs with its financing fund investors in the ordinary course of business in order to facilitate the funding and monetization of certain attributes associated with its solar energy systems. The typical condition for a controlling financial interest ownership is holding a majority of the voting interests of an entity; however, a controlling financial interest may also exist in entities, such as VIEs, through arrangements that do not involve controlling voting interests. ASC 810 requires a variable interest holder to consolidate a VIE if that party has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company does not consolidate a VIE in which it has a majority ownership interest when the Company is not considered the primary beneficiary. The Company has determined that it is the primary beneficiary of a number of VIEs (see Note 8, VIE Arrangements). The Company evaluates its relationships with all the VIEs on an ongoing basis to ensure that it continues to be the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (continued)

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

As of July 1, 2016, Management increased its estimate of the useful lives of new solar energy systems from 30 years to 35 years. This updated estimate was the result of new engineering studies of recently deployed solar energy systems across the industry. The Company is applying this change in estimate on a prospective basis to solar energy systems placed in service on or after July 1, 2016.

Interest Rate Swaps

In the second quarter of 2015, the Company began entering into fixed-for-floating interest rate swap agreements to swap variable interest payments on certain debt for fixed interest payments, as required by its lenders. The Company has not designated any interest rate swaps as hedging instruments. Accordingly, all interest rate swaps are recognized at fair value on the consolidated balance sheets within other assets or other liabilities and deferred credits, with any changes in fair value recognized as other income or expense in the consolidated statements of operations and with any cash flows recognized as investing activities in the consolidated statements of cash flows. As of and for the periods ended September 30, 2016, the Company had interest rate swaps outstanding as follows (in thousands):

			Gross Gains		Gross Losses
	Aggregate	Gross	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	Notional	Liability at	September 30,	September 30,	September 30,	September 30,
	Amount	Fair Value	2016	2016	2016	2016
Interest rate swaps	$777,298	$47,425	$3,252	$3,630	$387	$52,215

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (continued)

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

As of September 30, 2016, the assets and liabilities carried at fair value on a recurring basis included cash equivalents, interest rate swaps and contingent consideration, and their fair values were as follows (in thousands):

	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$3,437	$—	$—
Liabilities:
Interest rate swaps	$—	$47,425	$—
Contingent consideration	$—	$—	$83,973

The Company classified its money market funds within Level 1 because their fair values are based on their quoted market prices. The Company classified its interest rate swaps within Level 2 because their fair values are determined using models that utilized market observable inputs, including current and forward interest rates. The Company classified its contingent consideration within Level 3 because its fair value is determined using unobservable probability estimates and unobservable estimated discount rates applicable to the acquisition. During the nine months ended September 30, 2016, there were no transfers between the levels of the fair value hierarchy.

The contingent consideration is dependent on the achievement of the specified production milestones for the acquired business. The Company determined the fair value of the contingent consideration using a probability-weighted expected return methodology that considers the timing and probabilities of achieving these milestones and uses discount rates that reflect the appropriate cost of capital. The Company reassesses the valuation assumptions each reporting period, with any changes in the fair value accounted for in the consolidated statements of operations. The fair value of the contingent consideration is directly proportional to the estimated probabilities of achieving these milestones. On March 31, 2016, the Company determined that the first milestone was achieved and adjusted the accrued contingent consideration balance associated with the first milestone to the full amount payable of $48.3 million. On May 5, 2016, the Company issued 1.6 million shares of its common stock, valued at $34.2 million based on its stock price on the issuance date, to settle the liability. Accordingly, the Company recognized a gain of $14.1 million upon the settlement of the liability associated with the first milestone, which is included as an offset to general and administrative expense. The fair value of the contingent consideration balance related to the remaining milestones was determined using an estimated probability of achievement of 95% and discount rates ranging between 6% and 7%, which is included under other liabilities and deferred credits in the consolidated balance sheets. The following table summarizes the activity of the Level 3 contingent consideration balance in the nine months ended September 30, 2016 (in thousands):

Balance - beginning of the period	$123,008
Settlement of liability	(34,170)
Change in fair value	(4,865)
Balance - end of the period	$83,973

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (continued)

The Company’s financial instruments that are not carried at fair value include accounts receivable, customer notes receivable, rebates receivable, accounts payable, customer deposits, distributions payable to noncontrolling interests and redeemable noncontrolling interests, the participation interest, solar asset-backed notes, solar loan-backed notes, convertible senior notes, Solar Bonds and long-term debt. The carrying values of these financial instruments other than customer notes receivable, the participation interest, solar asset-backed notes, solar loan-backed notes, convertible senior notes, Solar Bonds and long-term debt approximated their fair values due to the fact that they were short-term in nature at September 30, 2016.

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

	September 30, 2016
	Carrying Value	Fair Value
Participation interest	$16,585	$14,937
Solar asset-backed notes	$439,988	$439,082
Solar loan-backed notes	$130,365	$134,933
Convertible senior notes	$897,657	$697,750
MyPower customer notes receivable	$533,534	$533,534
Long-term debt	$1,569,047	$1,569,047
Solar bonds	$334,073	$334,073

Warranties

The Company provides a warranty on the installation and components of the solar energy systems it sells, including solar energy systems sold under Solar Loans, for periods typically between 10 to 30 years. The manufacturer’s warranty on the solar energy systems’ components, which is typically passed-through to customers, ranges from one to 25 years. For the solar energy systems under lease contracts or power purchase agreements, the Company does not accrue a warranty liability because those systems are owned by consolidated subsidiaries of the Company. Instead, any repair costs on those solar energy systems are expensed when they are incurred as a component of operating leases and solar energy systems incentives cost of revenue. The changes in the accrued warranty balance, recorded as a component of accrued and other current liabilities on the consolidated balance sheets, consisted of the following (in thousands):

As of and for the
Nine Months Ended
September 30,
2016
Balance - beginning of the period	$22,993
Increase in liability (including 3,772 related to MyPower contracts)	5,803
Change in estimate	1,587
Less warranty claims	(235)
Balance - end of the period	$30,148

Solar Energy Systems Performance Guarantees

The Company guarantees certain specified minimum solar energy production output for certain systems leased or sold to customers generally for a term of up to 30 years. The Company monitors the solar energy systems to ensure that these outputs are being achieved. The Company evaluates if any amounts are due to its customers and makes any payments periodically as specified in the customer contracts. As of September 30, 2016 and December 31, 2015, the Company recorded liabilities of $5.2 million and $3.1 million, respectively, under accrued and other current liabilities in the consolidated balance sheets, relating to these guarantees based on the Company’s assessment of its current exposure.

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (continued)

Solar Loans

In the second quarter of 2016, the Company began offering Solar Loans, whereby a third-party lender provides financing directly to a qualified customer to enable the customer to purchase and own a solar energy system installed by the Company. The Company and the customer enter into a standard solar energy system sale agreement. Separately, the customer enters into a loan agreement with one of the third-party lenders, who finances the full purchase price. The Company is not a party to the loan agreement between the customer and the third-party lender, and the third-party lender has no recourse against the Company with respect to the loan. Solar Loans are offered as the replacement for the MyPower program. The Company accounts for Solar Loans under its revenue recognition policy for solar energy systems and components sales. However, any fees that are paid or payable from the Company to the lender of a Solar Loan would be recognized as an offset against solar energy systems and components sales revenue, in accordance with ASC 605-50, Customer Payments and Incentives.

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

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (continued)

with early adoption permitted. Adoption of the ASU is modified retrospective. The Company is currently assessing the impact of the ASU on its condensed consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, to reduce the diversity in practice with respect to the presentation of certain cash flows. The ASU is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. Adoption of the ASU is retrospective. The Company is currently assessing the impact of the ASU on its condensed consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, to require the recognition of the income tax effects from an intra-entity transfer of an asset other than inventory. The ASU is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. Adoption of the ASU is modified retrospective. The Company is currently assessing the impact of the ASU on its condensed consolidated financial statements.

3. Restructuring and Other Activities

In the second quarter of 2016, the Company commenced certain restructuring activities in order to reduce costs and improve efficiency. Consequently, during the nine months ended September 30, 2016, the Company recognized $5.9 million of one-time employee termination benefits.

Additionally, the Company commenced winding-down its solar module manufacturing operations in China due to the tariffs imposed by the U.S. government on solar panels manufactured in China. As a result, the Company revised the remaining useful lives of its manufacturing equipment in China and recognized an impairment charge of $13.9 million during the nine months ended September 30, 2016. Furthermore, the Company concluded that certain acquired sales and marketing-related intangible assets were fully impaired and recognized an impairment charge of $21.2 million during the nine months ended September 30, 2016.

As of September 30, 2016, the outstanding restructuring liability was $3.2 million, which will be substantially settled in the fourth quarter of 2016.

In addition, during the nine months ended September 30, 2016, the Company incurred $5.8 million of pre-acquisition expenses arising from the Tesla Merger Agreement.

Moreover, during the three months ended September 30, 2016, certain amounts due to the Company since 2014 related to an uninstalled commercial project, but not related to any customer contracts or loans, were determined to be unrecoverable. Accordingly, the Company recognized a charge of $16.1 million. Despite this charge, the Company intends to continue its efforts to obtain reimbursement of these amounts.

4. Goodwill and Intangible Assets

Goodwill

As of September 30, 2016, the carrying value of goodwill was $321.9 million. There were no changes to the carrying value of goodwill during the nine months ended September 30, 2016.

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (continued)

Intangible Assets

The following is a summary of intangible assets as of September 30, 2016 (in thousands):

	Weighted-
	average
	useful life		Accumulated
	(in years)	Gross	amortization	Write-offs	Net
Developed technology - Silevo	10	$115,000	$(23,221)	$—	91,779
Developed technology - Zep Solar	7	60,100	(24,137)	—	35,963
Trademarks and trade names	7	24,700	(9,903)	—	14,797
Marketing database	5	17,427	(11,579)	(5,848)	—
PowerSaver agreement	10	17,077	(4,815)	(12,262)	—
Non-compete agreements	5	7,189	(4,043)	(3,035)	111
Customer relationships	6	6,190	(1,368)	—	4,822
Other	6	10,028	(6,721)	(87)	3,220
Total	8.76	$257,711	$(85,787)	$(21,232)	$150,692

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

All intangible assets are amortized over their estimated useful lives. The changes to the carrying value of intangible assets were as follows (in thousands):

September 30, 2016
Balance - beginning of the period	$195,244
Amortization	(23,320)
Write-offs	(21,232)
Balance - end of the period	$150,692

Amortization expense from intangible assets for the nine months ended September 30, 2016 and 2015 was allocated as follows (in thousands):

	Nine Months Ended September 30,
	2016	2015
Included in depreciation, amortization and warranty	$15,534	$15,551
Included in sales and marketing	7,786	8,953
Total amortization expense	$23,320	$24,504

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (continued)

The intangible assets related to the PowerSaver agreement, the non-compete agreements and the marketing database were fully impaired during the nine months ended September 30, 2016 following the restructuring of the Company’s operations. The impairment charge is included in restructuring and other expense (see Note 3, Restructuring and Other Activities). No intangible assets were impaired during the nine months ended September 30, 2015.

As of September 30, 2016, the total future amortization expense from intangible assets was as follows (in thousands):

	Depreciation, amortization and warranty	Sales and marketing	Total
Three months ending December 31, 2016	$5,166	$1,170	$6,336
2017	20,541	4,678	25,219
2018	20,541	4,657	25,198
2019	20,541	4,621	25,162
2020	19,821	4,423	24,244
Thereafter	44,533	—	44,533
Total	$131,143	$19,549	$150,692

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (continued)

5. Selected Balance Sheet Components

Selected components of the consolidated balance sheets were as follows (in thousands):

	September 30, 2016	December 31, 2015
Inventories:
Raw materials	$182,834	$335,439
Work in progress	23,371	7,512
Total	$206,205	$342,951

Solar Energy Systems, Leased and To Be Leased - Net:
Solar energy systems leased to customers	$4,675,091	$3,619,214
Initial direct costs related to customer solar energy system lease acquisition costs	509,487	383,506
	5,184,578	4,002,720
Less accumulated depreciation and amortization	(398,806)	(275,158)
	4,785,772	3,727,562
Solar energy systems under construction	364,281	358,010
Solar energy systems to be leased to customers	342,973	289,981
Solar energy systems, leased and to be leased - net(1)(2)	$5,493,026	$4,375,553

Property, Plant and Equipment - Net
Manufacturing facilities - Fremont, California:
Manufacturing and lab equipment	$91,694	$84,418
Leasehold improvements	55,841	53,902
Manufacturing facilities - China:
Manufacturing and lab equipment(3)	21,793	21,714
Land and buildings	6,706	6,711
Vehicles	35,335	44,036
Computer hardware and software	56,186	41,294
Furniture and fixtures	15,249	13,611
Leasehold improvements - other	23,015	19,546
Other(4)	44,935	30,861
	350,754	316,093
Less accumulated depreciation and amortization	(99,820)	(53,706)
Property, plant and equipment - net	$250,934	$262,387

Accrued and Other Current Liabilities:
Accrued expenses	$82,884	$69,034
Income tax payable	—	41,016
Accrued compensation	83,784	64,988
Current portion of contingent consideration	—	42,912
Accrued warranty	30,148	22,993
Accrued professional services fees	12,327	9,915
Current portion of capital lease obligation	11,588	8,208
Other current liabilities	16,220	17,440
Total	$236,951	$276,506

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (continued)

	September 30, 2016	December 31, 2015
Other Liabilities and Deferred Credits:
Deferred gain on sale-leaseback transactions, net of current portion	$49,114	$51,547
Deferred rent expense	14,132	16,184
Interest rate swaps liability	47,425	11,544
Deferred solar renewable energy credits income	20,458	8,855
Capital lease obligation	37,210	39,475
Liability for receipts from an investor(5)	47,088	17,975
Contingent consideration	83,973	80,096
Participation interest	16,585	15,919
Other non-current liabilities	46,011	37,411
Total	$361,996	$279,006

(1)

Included in solar energy systems leased to customers as of September 30, 2016 and December 31, 2015 was $66.4 million for each period related to capital leased assets with an accumulated depreciation of $12.7 million and $10.6 million, respectively.

(2)

Included in solar energy systems, leased and to be leased to customers as of September 30, 2016 and December 31, 2015 was $13.8 million and $6.3 million, respectively, related to energy storage systems with an accumulated depreciation of $0.8 million and $0.5 million, respectively.

(3)

The manufacturing equipment in China was fully impaired during the nine months ended September 30, 2016 as the Company restructured its operations in China. The impairment charge is included in restructuring and other expense (see Note 3, Restructuring and Other Activities).

(4)

Included in other property, plant and equipment - net as of September 30, 2016 and December 31, 2015 was $37.1 million and $29.1 million, respectively, related to capital leased assets with an accumulated depreciation of $11.0 million and $5.6 million, respectively.

(5)

The liability for receipts from an investor represents amounts received from an investor under a lease pass-through fund arrangement for monetization of investment tax credits, or ITCs, for assets not yet placed in service. This amount is reclassified to deferred revenue when the assets are placed in service.

6. Cash Equity Financings

On May 2, 2016, the Company pooled and transferred its interests in certain financing funds into a special purpose entity, or SPE, and issued $121.7 million in aggregate principal of debt of the SPE (see Note 7, Indebtedness) and also issued $100.7 million of equity interests in the SPE, both to the same investor. The debt is secured by, among other things, the SPE’s interests in the financing funds. The Company has determined that the SPE is a variable interest entity and that the Company is the primary beneficiary of the SPE by reference to the power and benefits criterion under ASC 810, Consolidation. Accordingly, the Company consolidates the SPE in its consolidated financial statements and accounts for the investor’s equity interest in the SPE as a noncontrolling interest (see Note 8, VIE Arrangements). The Company did not recognize a gain or loss on the transfer of its interests in the financing funds and continues to consolidate the financing funds. The cash distributed from the financing funds to the SPE is used to service the principal payments, the interest payments, the SPE’s expenses and the distributions to the investor. Any remaining cash would be distributed to a wholly owned subsidiary of the Company. The SPE’s assets and cash flows are not available to the other creditors of the Company, and the investor has no recourse to the Company’s other assets. Of the net proceeds from this transaction, $125.0 million was used to partially prepay the revolving aggregation credit facility due in December 2018, $25.7 million was used to partially prepay the term loan due in December 2016 and the remaining amount was retained by the Company to fund its operations.

On September 8, 2016, the Company pooled and transferred its interests in certain financing funds into a SPE and issued $210.0 million in aggregate principal of debt of the SPE (see Note 7, Indebtedness) to a syndicate of banks and also issued $95.2 million of equity interests in the SPE to an investor. The debt is secured by, among other things, the SPE’s interests in the financing funds. The Company has determined that the SPE is a variable interest entity and that the Company is the primary beneficiary of the SPE by reference to the power and benefits criterion under ASC 810, Consolidation. Accordingly, the Company consolidates the SPE in its consolidated financial statements and accounts for the investor’s equity interest in the SPE as a noncontrolling interest (see Note 8, VIE Arrangements). The Company did not recognize a gain or loss on the transfer of its interests in the financing funds and continues to consolidate the financing funds. The cash distributed from the financing funds to the SPE is used to service the principal payments, the interest payments, the SPE’s expenses and the distributions to the investor. Any remaining cash would be distributed to a wholly owned subsidiary of the Company. The SPE’s assets and cash flows are not available to the other creditors of the Company, and the lenders and the investor have no recourse to the Company’s other assets. Of the net proceeds

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (continued)

from this transaction, $192.3 million was used to partially prepay the revolving aggregation credit facility due in December 2018 and the remaining amount was retained by the Company to fund its operations.

7. Indebtedness

The following is a summary of the Company’s debt as of September 30, 2016 (dollars in thousands):

	Unpaid			Unused
	Principal	Net Carrying Value		Borrowing
	Balance	Current	Long-Term	Capacity	Interest Rate	Maturity Dates
Recourse debt:
Secured revolving credit facility	$364,000	$22,769	$338,562	$4,920	3.8%-5.8%	December 2016 - December 2017
Vehicle and other loans	23,515	15,171	8,344	—	2.9%-7.6%	March 2017 - June 2019
2.75% convertible senior notes due in 2018	230,000	—	226,908	—	2.8%	November 2018
1.625% convertible senior notes due in 2019	566,000	—	557,941	—	1.6%	November 2019
Zero-coupon convertible senior notes due in 2020	113,000	—	112,808	—	0.0%	December 2020
Solar Bonds	334,407	182,485	151,588	*	1.1%-6.5%	October 2016 - January 2031
Total recourse debt	1,630,922	220,425	1,396,151	4,920
Non-recourse debt:
Term loan due in December 2016	86,759	86,488	—	—	4.0%	December 2016
Term loan due in December 2017	52,015	—	49,967	68,590	4.0%	December 2017
Term loan due in January 2021	153,841	4,638	144,772	4,001	4.2%	January 2021
MyPower revolving credit facility	134,287	133,552	—	55,713	3.7%-6.2%	January 2017
Revolving aggregation credit facility	415,097	—	403,567	344,903	3.8%-4.4%	December 2018
Solar Renewable Energy Credit Term Loan	35,866	12,538	22,473	1,542	6.6%-9.9%	April 2017 - July 2021
Cash Equity Debt I	120,582	3,211	116,340	—	5.7%	July 2033
Cash Equity Debt II	210,000	7,140	199,515	—	5.3%	July 2034
Solar Asset-backed Notes, Series 2013-1	43,013	3,400	36,867	—	4.8%	November 2038
Solar Asset-backed Notes, Series 2014-1	61,801	2,976	56,247	—	4.6%	April 2044
Solar Asset-backed Notes, Series 2014-2	186,851	7,055	173,569	—	4.0%-Class A 5.4%-Class B	July 2044
Solar Asset-backed Notes, Series 2015-1	119,199	1,511	112,886	—	4.2%-Class A 5.6%-Class B	August 2045
Solar Asset-backed Notes, Series 2016-1	50,119	1,202	44,275	—	5.3%-Class A 7.5%-Class B	September 2046
Solar Loan-backed Notes, Series 2016-A	140,586	3,514	126,851	—	4.8%-Class A 6.9%-Class B	September 2048
Total non-recourse debt	1,810,016	267,225	1,487,329	474,749
Total debt	$3,440,938	$487,650	$2,883,480	$479,669

*

Out of the $350.0 million authorized to be issued by the Company’s board of directors, $15.6 million remained available to be issued. See below and Note 13, Related Party Transactions, for Solar Bonds issued to related parties.

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

#

Out of the $350.0 million authorized to be issued by the Company’s board of directors, $135.7 million remained available to be issued. See below and Note 13, Related Party Transactions, for Solar Bonds issued to related parties.

Recourse debt refers to debt that is recourse to the Company’s general assets. Non-recourse debt refers to debt that is recourse to only specified assets or subsidiaries of the Company. The differences between the unpaid principal balances and the net carrying values are due to debt discounts and deferred financing costs. As of September 30, 2016, the Company was in compliance with all financial debt covenants. The Company’s debt is described further below except for the vehicle and other loans and the convertible senior notes, which did not change materially in the nine months ended September 30, 2016.

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

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (continued)

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

In August 2016, the Chairman of the Company’s board of directors, the Company’s Chief Executive Officer and the Company’s Chief Technology Officer purchased $100.0 million in aggregate principal amount of 6.50% Solar Bonds due in February 2018.

SpaceX, the Chairman of the Company’s board of directors, the Company’s Chief Executive Officer and the Company’s Chief Technology Officer are considered related parties; the Company has also issued Solar Bonds to other related parties; and such Solar Bonds are separately presented on the consolidated balance sheets (see Note 13, Related Party Transactions).

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

Term Loan Due in December 2016

On February 4, 2014, a subsidiary of the Company entered into an agreement with a syndicate of banks for a term loan of $100.0 million. On February 20, 2014, the agreement was amended to increase the maximum term loan availability to $220.0 million. On March 20, 2014, the agreement was further amended to increase the maximum term loan availability to $250.0 million. The term loan bears interest at an annual rate of LIBOR plus 3.25% or, at the Company’s option, 3.25% plus the highest of (i) the Federal Funds Rate plus 0.50%, (ii) Bank of America’s published “prime rate” or (iii) LIBOR plus 1.00%. The term loan is secured by the assets and cash flows of the subsidiary and is non-recourse to the Company’s other assets. In the first nine months of 2016, the Company repaid $25.7 million of the principal outstanding under the term loan.

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

Term Loan Due in January 2021

In January 2016, a subsidiary of the Company entered into an agreement with a syndicate of banks for a term loan of $160.0 million. The term loan bears interest at an annual rate of three-month LIBOR plus 3.50%. The term loan is secured by substantially all of the assets of the subsidiary, including its interests in certain financing funds, and is non-recourse to the Company’s other assets. In the first nine months of 2016, the Company repaid $2.2 million of the principal outstanding under the term loan.

MyPower Revolving Credit Facility

On January 9, 2015, a subsidiary of the Company entered into a $200.0 million revolving credit agreement with a syndicate of banks to obtain funding for the MyPower customer loan program. The MyPower revolving credit facility initially provided up to

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (continued)

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

Solar Renewable Energy Credit Term Loans

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

On July 14, 2016, the same subsidiary entered into an agreement for another term loan with a total committed amount of $36.4 million. The term loan bears interest at an annual rate of one-month LIBOR plus 5.75% or, at the Company’s option, 4.75% plus the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the prime rate or (iii) one-month LIBOR plus 1.00%. The term loan is secured by substantially all of the assets of the subsidiary, including its rights under forward contracts to sell solar renewable energy credits, and is non-recourse to the Company’s other assets.

In the first nine months of 2016, the Company repaid $14.0 million of the principal outstanding under the term loans.

Cash Equity Debt I

In connection with the cash equity financing on May 2, 2016 discussed in Note 6, the Company issued $121.7 million in aggregate principal of debt that bears interest at a fixed rate of 5.65% per annum. This debt is secured by, among other things, the Company’s interests in certain financing funds and is non-recourse to the Company’s other assets.

Cash Equity Debt II

In connection with the cash equity financing on September 8, 2016 discussed in Note 6, the Company issued $210.0 million in aggregate principal of debt that bears interest at a fixed rate of 5.25% per annum. This debt is secured by, among other things, the Company’s interests in certain financing funds and is non-recourse to the Company’s other assets.

Solar Asset-backed Notes, Series 2013-1

In November 2013, the Company pooled and transferred qualifying solar energy systems and the associated customer contracts into a SPE and issued $54.4 million in aggregate principal of Solar Asset-backed Notes, Series 2013-1, backed by these solar assets to certain investors. The SPE is wholly owned by the Company and is consolidated in the Company’s financial statements. Accordingly, the Company did not recognize a gain or loss on the transfer of these solar assets. As of September 30, 2016, these solar assets had a carrying value of $134.4 million and are included under solar energy systems, leased and to be leased — net, in the consolidated balance sheets. The Solar Asset-backed Notes were issued at a discount of 0.05%. The cash flows generated by these solar assets are used to service the monthly principal and interest payments on the Solar Asset-backed Notes and satisfy the SPE’s expenses, and any

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (continued)

remaining cash is distributed to a wholly owned subsidiary of the Company. The Company recognizes revenue earned from the associated customer contracts in accordance with the Company’s revenue recognition policy. The assets and cash flows generated by the qualifying solar energy systems are not available to the other creditors of the Company, and the creditors of the SPE, including the Solar Asset-backed Note holders, have no recourse to the Company’s other assets. The Company contracted with the SPE to provide operations and maintenance and administrative services for the qualifying solar energy systems.

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

Solar Asset-backed Notes, 2014-1

In April 2014, the Company pooled and transferred qualifying solar energy systems and the associated customer contracts into a SPE and issued $70.2 million in aggregate principal of Solar Asset-backed Notes, Series 2014-1, backed by these solar assets to certain investors. The SPE is wholly owned by the Company and is consolidated in the Company’s financial statements. Accordingly, the Company did not recognize a gain or loss on the transfer of these solar assets. As of September 30, 2016, these solar assets had a carrying value of $126.0 million and are included under solar energy systems, leased and to be leased — net, in the consolidated balance sheets. The Solar Asset-backed Notes were issued at a discount of 0.01%. The cash flows generated by these solar assets are used to service the monthly principal and interest payments on the Solar Asset-backed Notes and satisfy the SPE’s expenses, and any remaining cash is distributed to a wholly owned subsidiary of the Company. The Company recognizes revenue earned from the associated customer contracts in accordance with the Company’s revenue recognition policy. The assets and cash flows generated by the qualifying solar energy systems are not available to the other creditors of the Company, and the creditors of the SPE, including the Solar Asset-backed Note holders, have no recourse to the Company’s other assets. The Company contracted with the SPE to provide operations and maintenance and administrative services for the qualifying solar energy systems.

Solar Asset-backed Notes, Series 2014-2

In July 2014, the Company pooled and transferred qualifying solar energy systems and the associated customer contracts into a SPE and issued $160.0 million in aggregate principal of Solar Asset-backed Notes, Series 2014-2, Class A, and $41.5 million in aggregate principal of Solar Asset-backed Notes, Series 2014-2, Class B, backed by these solar assets to certain investors. The SPE is wholly owned by the Company and is consolidated in the Company’s financial statements. Accordingly, the Company did not recognize a gain or loss on the transfer of these solar assets. As of September 30, 2016, these solar assets had a carrying value of $268.2 million and are included under solar energy systems, leased and to be leased — net, in the consolidated balance sheets. The Solar Asset-backed Notes were issued at a discount of 0.01%. These solar assets and the associated customer contracts are leased to an investor under a lease pass-through arrangement that the Company has accounted for as a borrowing. The rent paid by the investor under the lease pass-through arrangement is used (and, following the expiration of the lease pass-through arrangement, the cash generated by these solar assets will be used) to service the monthly principal and interest payments on the Solar Asset-backed Notes and satisfy the SPE’s expenses, and any remaining cash is distributed to a wholly owned subsidiary of the Company. The Company recognizes revenue earned from the associated customer contracts in accordance with the Company’s revenue recognition policy. The assets and cash flows generated by these solar assets are not available to the other creditors of the Company, and the creditors of the SPE, including the Solar Asset-backed Note holders, have no recourse to the Company’s other assets. The Company contracted with the SPE to provide operations and maintenance and administrative services for the qualifying solar energy systems.

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (continued)

Solar Asset-backed Notes, Series 2015-1

In August 2015, the Company pooled and transferred its interests in certain financing funds into a SPE and issued $103.5 million in aggregate principal of Solar Asset-backed Notes, Series 2015-1, Class A, and $20.0 million in aggregate principal of Solar Asset-backed Notes, Series 2015-1, Class B, backed by these solar assets to certain investors. The SPE is wholly owned by the Company and is consolidated in the Company’s financial statements. Accordingly, the Company did not recognize a gain or loss on the transfer of these solar assets and continues to consolidate the underlying financing funds (see Note 8, VIE Arrangements). The Solar Asset-backed Notes were issued at a discount of 0.05% for Class A and 1.46% for Class B. The cash distributed by the underlying financing funds to the SPE are used to service the semi-annual principal and interest payments on the Solar Asset-backed Notes and satisfy the SPE’s expenses, and any remaining cash is distributed to a wholly owned subsidiary of the Company. The SPE’s assets and cash flows are not available to the other creditors of the Company, and the creditors of the SPE, including the Solar Asset-backed Note holders, have no recourse to the Company’s other assets.

Solar Asset-backed Notes, Series 2016-1

In February 2016, the Company transferred qualifying solar energy systems and the associated customer contracts into a SPE and issued $52.2 million in aggregate principal of Solar Asset-backed Notes, Series 2016-1, backed by these solar assets to certain investors. The SPE is wholly owned by the Company and is consolidated in the Company’s financial statements. Accordingly, the Company did not recognize a gain or loss on the transfer of these solar assets. As of September 30, 2016, these solar assets had a carrying value of $72.4 million and are included under solar energy systems, leased and to be leased — net, in the consolidated balance sheets. The Solar Asset-backed Notes were issued at a discount of 6.71%. These solar assets and the associated customer contracts are leased to an investor under a lease pass-through arrangement that the Company has accounted for as a borrowing. The rent paid by the investor under the lease pass-through arrangement is used (and, following the expiration of the lease pass-through arrangement, the cash generated by these solar assets will be used) to service the semi-annual principal and interest payments on the Solar Asset-backed Notes and satisfy the SPE’s expenses, and any remaining cash is distributed to a wholly owned subsidiary of the Company. The Company recognizes revenue earned from the associated customer contracts in accordance with the Company’s revenue recognition policy. The assets and cash flows generated by these solar assets are not available to the other creditors of the Company, and the creditors of the SPE, including the Solar Asset-backed Note holders, have no recourse to the Company’s other assets. The Company contracted with the SPE to provide operations and maintenance and administrative services for the qualifying solar energy systems.

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

8. VIE Arrangements

The Company has entered into various arrangements with investors to facilitate funding and monetization of solar energy systems.

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (continued)

Wholly owned subsidiaries of the Company and fund investors formed and contributed cash or assets to various solar financing funds and entered into related agreements. The following table shows the number of funds by investor classification, carrying value of the solar energy systems in the funds, total investor contributions received and undrawn investor contributions as of September 30, 2016 (in thousands, except for number of funds) for funds that have been determined to be VIEs:

		Total		Carrying
		Investor	Undrawn	Value of
Investor	Number	Contributions	Investor	Solar Energy
Classification	of Funds	Received	Contributions	Systems
Financial institutions	32	$2,252,194	$174,116	$2,420,245
Corporations	7	993,650	3,110	1,021,052
Utilities	4	278,888	35,033	287,441
Other investors	1	1,788	—	3,126.0
Total	44	$3,526,520	$212,259	$3,731,864

The Company has determined that the funds are VIEs and it is the primary beneficiary of these VIEs by reference to the power and benefits criterion under ASC 810, Consolidation. The Company has considered the provisions within the contractual agreements, which grant it power to manage and make decisions that affect the operation of these VIEs, including determining the solar energy systems and associated customer contracts to be sold or contributed to these VIEs, the redeployment of solar energy systems and management of customer receivables. The Company considers that the rights granted to the fund investors under the contractual agreements are more protective in nature rather than participating.

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

As of September 30, 2016 the Company was contractually required to make payments to a fund investor in order to ensure the investor is projected to achieve a specified minimum return annually. The amounts of any potential future payments under this guarantee are dependent on the amounts and timing of future distributions to the investor from the fund, the tax benefits that accrue to the investor from the fund’s activities and the amount and timing of the Company’s purchase of the investor’s interest in the fund or the amount and timing of the distributions to the investor upon liquidation of the fund. Due to uncertainties associated with estimating the amount and timing of distributions to the investor and the possibility and timing of the liquidation of the fund, the Company is unable to determine the potential maximum future payments that it would have to make under this guarantee.

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

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (continued)

The Company presents the solar energy systems in the VIEs under solar energy systems, leased and to be leased – net in the consolidated balance sheets. The aggregate carrying values of the VIEs’ assets and liabilities, after elimination of intercompany transactions and balances, in the consolidated balance sheets were as follows (in thousands):

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$47,267	$32,105
Restricted cash	20,108	44
Accounts receivable - net	31,336	10,116
Rebates receivable	7,524	6,220
Prepaid expenses and other current assets	2,321	1,740
Total current assets	108,556	50,225
Solar energy systems, leased and to be leased - net	3,731,864	2,779,363
Other assets	47,552	11,204
Total assets	$3,887,972	$2,840,792
Liabilities
Current liabilities:
Accounts payable	$7	$—
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	25,106	26,769
Current portion of deferred U.S. Treasury grant income	6,506	6,506
Accrued and other current liabilities	4,178	598
Customer deposits	2,276	2,928
Current portion of deferred revenue	34,986	24,794
Current portion of long-term debt	10,352	—
Total current liabilities	83,411	61,595
Deferred revenue, net of current portion	374,695	308,798
Long-term debt, net of current portion	365,821	—
Deferred U.S. Treasury grant income, net of current portion	159,292	164,191
Other liabilities and deferred credits	63,320	28,460
Total liabilities	$1,046,539	$563,044

The Company is contractually obligated to make certain fund investors whole if they suffer certain losses resulting from the disallowance or recapture of ITCs or U.S. Treasury grants. The Company accounts for distributions due to the fund investors arising from a reduction of anticipated ITCs or U.S. Treasury grants received under distributions payable to noncontrolling interests and redeemable noncontrolling interests in the consolidated balance sheets. As of September 30, 2016 and December 31, 2015, the Company had accrued $2.0 million and $2.7 million, respectively, for this obligation, which is included under distributions payable to noncontrolling interests and redeemable noncontrolling interests on the consolidated balance sheets.

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

Balance at December 31, 2015	$320,935
Contributions from redeemable noncontrolling interests	318,165
Net loss	(304,620)
Distributions to redeemable noncontrolling interests	(36,658)
Acquisition of redeemable noncontrolling interests	(13,664)
Balance at September 30, 2016	$284,158

The acquisition of redeemable noncontrolling interests above relates to the Company’s purchase of the third party investors’ interest in the Chinese joint venture between one of its subsidiaries, Silevo, and the investors, for $13.7 million.

10. Equity

The changes in total stockholders’ equity and noncontrolling interests in subsidiaries were as follows (in thousands):

	Total	Noncontrolling
	Stockholders'	Interests in	Total
	Equity	Subsidiaries	Equity
Balance, December 31, 2015	$878,566	$535,062	$1,413,628
Contributions from noncontrolling interests	—	704,522	704,522
Tax impact of stock option exercises	(7,738)	—	(7,738)
Stock-based compensation expense	90,025	—	90,025
Issuance of common stock upon exercise of stock options for cash	3,540	—	3,540
Issuance of stock to settle accrued compensation	631	—	631
Issuance of stock on settlement of Silevo contingent consideration	34,170	—	34,170
Net loss	(27,262)	(426,823)	(454,085)
Distributions to noncontrolling interests	—	(70,141)	(70,141)
Balance, September 30, 2016	$971,932	$742,620	$1,714,552

11. Equity Award Plans

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

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (continued)

A summary of stock option activity is as follows (in thousands, except per share amounts):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value
Outstanding - December 31, 2015	18,315	$38.43	7.74	$293,855
Granted (weighted-average fair value of $15.14)	1,292	25.97
Exercised	(524)	6.75		9,173
Canceled	(1,983)	54.50
Outstanding - September 30, 2016	17,098	$36.60	7.15	$73,468
Options vested and exercisable - September 30, 2016	8,454	$24.86	5.56	$72,910
Options vested and expected to vest - September 30, 2016	15,222	$35.38	6.93	$73,453

As of September 30, 2016, 70.7% of the non-vested stock options outstanding have a performance feature that is required to be satisfied before they become vested and exercisable, including 5.0 million non-vested stock options outstanding under the Founder Awards. The grant date fair market value of the stock options that vested in the three months ended September 30, 2016 and 2015 was $22.8 million and $15.9 million, respectively, and the grant date fair market value of the stock options that vested in the nine months ended September 30, 2016 and 2015 was $71.2 million and $55.0 million, respectively.

As of September 30, 2016 and December 31, 2015, there was $200.8 million and $265.3 million, respectively, of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock options, which are expected to be recognized over the weighted-average period of 6.03 years and 5.56 years, respectively; including $101.8 million as of September 30, 2016 from the Founder Awards.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Dividend yield	*	0%	0%	0%
Annual risk-free rate of return	*	2.27%	1.50%	2.16%
Expected volatility	*	55.88%	61.94%	58.72%
Expected term (years)	*	4.97	6.28	5.16

*	Assumptions were not applicable since the Company did not grant any stock option awards in the three months ended September 30, 2016.

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

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (continued)

Restricted Stock Units

The Company began granting restricted stock units, or RSUs, to employees, directors and consultants in 2012 under the Company’s 2012 Equity Incentive Plan. A summary of RSU activity is as follows (in thousands, except per share amounts):

		Weighted-
	Restricted	Average
	Stock	Fair
	Units	Value
Outstanding - December 31, 2015	3,577	$49.53
Granted	2,029	19.58
Vested	(838)	45.80
Cancelled	(1,080)	41.73
Outstanding - September 30, 2016	3,688	$36.18
Expected to vest - September 30, 2016	2,246	$36.73

The grant date fair value of RSUs vested was $13.2 million and $8.1 million for the three months ended September 30, 2016 and 2015, respectively, and $38.4 million and $13.8 million for the nine months ended September 30, 2016 and 2015, respectively. Under ASC 718, the Company determines the fair value of RSUs on each grant date based on the fair value of the Company’s common stock on each grant date and applies the straight-line method of expense attribution. As of September 30, 2016 and December 31, 2015, there was $100.8 million and $121.5 million, respectively, of total unrecognized stock-based compensation expense, net of estimated forfeitures, from RSUs, which are expected to be recognized over the weighted-average period of 3.08 years and 3.31 years, respectively.

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

The amount of stock-based compensation expense recognized during the three months ended September 30, 2016 and 2015 was $28.6 million and $33.4 million, respectively, and during the nine months ended September 30, 2016 and 2015 was $89.8 million and $83.4 million, respectively. The amount of capitalized stock-based compensation expense was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Capitalized under:
Inventories	$169	$253	$169	$253
Other assets	$30	$848	$666	$2,462
Property, plant and equipment - net	$1,399	$711	$3,780	$2,096
Solar energy systems, leased and to be leased - net	$5,809	$6,902	$20,137	$17,555

Stock-based compensation expense was included in cost of revenue and operating expenses as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total cost of revenue	$876	$489	$2,718	$1,665
Sales and marketing	$3,498	$7,048	$16,355	$17,266
General and administrative	$13,633	$13,305	$37,628	$31,325
Pre-production expense	$174	$—	$322	$—
Research and development	$2,997	$3,866	$8,038	$10,754

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (continued)

12. Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based on the differences between the carrying amounts and the tax bases of assets and liabilities and are measured using the enacted tax rate expected to apply to the taxable income in the periods in which the differences are expected to be reversed.

The Company has applied a valuation allowance against its deferred tax assets net of the expected income from the reversal of its deferred tax liabilities. The valuation allowance is determined in accordance with the provisions of ASC 740, Income Taxes, which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. Based on the available objective evidence and the Company’s history of losses, the Company believes it is more likely than not that its net deferred tax assets will not be realized.

The income tax provision for the three months ended September 30, 2016 and 2015 was determined based on the Company’s estimated consolidated effective income tax rates of negative 0.11% and 0%, respectively. The income tax provision for the nine months ended September 30, 2016 and 2015 was determined based on the Company’s estimated consolidated effective income tax rates of negative 0.12% and 0.21%, respectively. The differences between the estimated consolidated effective income tax rates and the U.S. federal statutory rates were primarily attributable to the valuation allowance, the amortization of the prepaid tax expense, a true-up of the prepaid tax expense amortization and additional prepaid tax expense due to intra-entity sales.

As part of its asset monetization strategy, the Company has agreements to sell solar energy systems to its financing funds. The gains on the sales are eliminated in the condensed consolidated financial statements because the sales are treated as intra-entity sales. As such, income taxes are not recognized on the sales until the Company no longer benefits from the underlying assets. Specifically, the Company defers the income tax expense and amortizes it over the estimated useful life of the underlying assets, which has been estimated to be 30 to 35 years. The deferral of the income tax expense results in the recognition of a prepaid tax expense that is included in the consolidated balance sheets as other assets. The amortization of the prepaid tax expense makes-up the major component of the income tax provision for each period.

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

13. Related Party Transactions

The Company’s operations included the following related party transactions (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Solar energy systems sales to related parties	$—	$—	$12	$79
Expenditures:
Purchases of inventories or equipment from related parties	$4,324	$2,450	$10,690	$4,147
Interest paid or payable to related parties (included in interest expense (excluding amortization of debt discounts and fees) - recourse debt)	$2,467	$828	$4,682	$1,298

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (continued)

Related party balances were comprised of the following (in thousands):

	September 30, 2016	December 31, 2015
Due from related parties (included in accounts receivable)	$22	$30
Due to related parties (included in accounts payable)	$1,080	$3,961
Solar bonds issued to related parties	$265,200	$165,220
Convertible senior notes issued to related parties	$12,978	$12,975
Due to related parties (included in accrued and other current liabilities)	$1,578	$1,249

The related party transactions were primarily purchases of batteries from Tesla; issuances and maturities of Solar Bonds held by SpaceX, the Chairman of the Company’s board of directors, the Company’s Chief Executive Officer and the Company’s Chief Technology Officer; and issuances of convertible senior notes to an entity affiliated with the Chairman of the Company’s board of directors and the Company’s Chief Executive Officer. Tesla is considered a related party because the Chairman of the Company’s board of directors is the Chief Executive Officer and Chairman of Tesla, other members of the Company’s board of directors also serve as members of Tesla’s board of directors and some members of the Company’s board of directors and executive management are also investors in Tesla. SpaceX is considered a related party because the Chairman of the Company’s board of directors is the Chief Executive Officer, Chief Designer, Chairman and a significant stockholder of SpaceX; other members of the Company’s board of directors also serve as members of SpaceX’s board of directors; and some members of the Company’s board of directors and executive management are also investors in SpaceX.

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

In August 2016, the Chairman of the Company’s board of directors, the Company’s Chief Executive Officer and the Company’s Chief Technology Officer purchased $100.0 million in aggregate principal amount of 6.50% Solar Bonds due in February 2018.

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

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (continued)

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

Due to the Company’s involvement with the construction of the facility, its exposure to any potential cost overruns and its other commitments under the agreement, the Company is deemed to be the owner of the facility and the manufacturing equipment owned by the Foundation for accounting purposes during the construction phase. Accordingly, the Company recognizes a non-cash investment in build-to-suit lease asset under construction and a corresponding non-cash build-to-suit lease liability on the consolidated balance sheets. The non-cash investing activities and the non-cash financing activities related to this arrangement in the three months ended September 30, 2016 and 2015 amounted to $75.4 million and $79.4 million, respectively, and in the nine months ended September 30, 2016 and 2015 amounted to $445.9 million and $211.6 million, respectively.

Indemnification and Guaranteed Returns

As disclosed in Note 8, VIE Arrangements, the Company is contractually committed to compensate certain fund investors for any losses that they may suffer in certain limited circumstances resulting from reductions in U.S. Treasury grants or ITCs. Generally, such obligations would arise as a result of reductions to the value of the underlying solar energy systems as assessed by the U.S. Treasury Department for purposes of claiming U.S. Treasury grants or as assessed by the IRS for purposes of claiming ITCs or U.S. Treasury grants. For each balance sheet date, the Company assesses and recognizes, when applicable, the potential exposure from this obligation based on all the information available at that time, including any guidelines issued by the U.S. Treasury Department on solar energy system valuations for purposes of claiming U.S. Treasury grants and any audits undertaken by the IRS. The Company believes that any payments to the fund investors in excess of the amount already recognized by the Company for this obligation are not probable based on the facts known at the reporting date.

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

As disclosed in Note 8, VIE Arrangements, the Company is contractually required to make payments to one fund investor to ensure that the fund investor achieves a specified minimum internal rate of return. The fund investor has already received a significant portion of the projected economic benefits from U.S. Treasury grant distributions and tax depreciation benefits. The contractual provisions of the fund state that the fund has an indefinite term unless the members agree to dissolve the fund. Based on the Company’s current financial projections regarding the amount and timing of future distributions to the fund investor, the Company does not expect to make any payments as a result of this guarantee and has not accrued any liabilities for this guarantee. The amount of potential future payments under this guarantee is dependent on the amount and timing of future distributions to the fund investor and future tax benefits that accrue to the fund investor. Due to the uncertainties surrounding estimating the amounts of these factors, the Company is unable to estimate the maximum potential payments under this guarantee. To date, the fund investor has achieved the specified minimum internal rate of return as determined in accordance with the contractual provisions of the fund.

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

Letters of Credit

As of September 30, 2016, the Company had $29.6 million of unused letters of credit outstanding, which carry a fee of 3.4% per annum.

Other Contingencies

In July 2012, the Company, along with other companies in the solar energy industry, received a subpoena from the U.S. Treasury Department’s Office of the Inspector General to deliver certain documents in the Company’s possession that were dated, created, revised or referred to after January 1, 2007 and that relate to the Company’s applications for U.S. Treasury grants or communications with certain other solar energy development companies or with certain firms that appraise solar energy property for U.S Treasury grant application purposes. The Inspector General and the Civil Division of the U.S. Department of Justice are investigating the administration and implementation of the U.S Treasury grant program, including possible misrepresentations concerning the fair market value of the solar energy systems submitted by the Company in U.S. Treasury grant applications. If the Inspector General concludes that misrepresentations were made, the U.S. Department of Justice could decide to bring a civil action to recover amounts it believes were improperly paid to the Company. If the U.S. Department of Justice is successful in asserting this action, the Company could then be required to pay material damages and penalties for any funds received based on such misrepresentations, which, in turn, could require the Company to make indemnity payments to certain fund investors. The Company has accrued a reserve for its potential liability associated with this ongoing investigation as of September 30, 2016.

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

On March 28, 2014, a purported stockholder class action lawsuit was filed in the United States District Court for the Northern District of California against the Company and two of its officers. The complaint alleges violations of federal securities laws and seeks unspecified compensatory damages and other relief on behalf of a purported class of purchasers of the Company’s securities from March 6, 2013 to March 18, 2014. After a series of amendments to the original complaint, the District Court dismissed the amended complaint and entered a judgment in the Company’s favor on August 9, 2016. The plaintiffs have filed a notice of appeal. The Company believes that the claims are without merit and intends to defend itself vigorously. The Company is unable to estimate the possible loss, if any, associated with this lawsuit.

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

On September 18, 2015, a stockholder derivative action was filed in the Court of Chancery of the State of Delaware, purportedly on behalf of the Company and against the board of directors, alleging that the board of directors breached its duties to the Company by approving stock-based compensation to the non-employee directors that the plaintiff claims is excessive compared to the compensation paid to directors of peer companies. At the Company’s 2016 annual meeting of stockholders, the non-employee director compensation plan was approved and ratified, including by a majority of the shares held by disinterested stockholders of the

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (continued)

Company. As a result, the Company expects that the case will be dismissed and the matter resolved, subject to the settlement of legal fees, which the Company does not expect to be material.

On November 6, 2015, a putative class action lawsuit was filed in the United States District Court for the Northern District of California against the Company. The complaint alleges that the Company made unlawful telephone marketing calls to the plaintiff and others, in violation of the federal Telephone Consumer Protection Act. The plaintiff seeks injunctive relief and statutory damages, on behalf of himself and a certified class. The Company filed a motion to dismiss the complaint, which the District Court denied on April 6, 2016. Discovery has commenced. The Company believes that the claims are without merit and intends to defend itself vigorously. The Company is unable to estimate the possible loss, if any, associated with this lawsuit.

On June 1, 2016, a putative class action lawsuit, Gibbs v. SolarCity, alleging that the Company made unlawful telephone marketing calls in violation of the federal Telephone Consumer Protection Act was filed against the Company in the United States District Court for the District of Massachusetts. The two named plaintiffs seek injunctive relief and statutory damages, on behalf of themselves and a certified class. The Company has moved to dismiss the complaint; the hearing on that motion is set for December 8, 2016. The Company believes that the claims are without merit and intends to defend itself vigorously. The Company is unable to estimate the possible loss, if any, associated with this lawsuit.

On August 15, 2016, a purported stockholder class action lawsuit was filed in the United States District Court for the Northern District of California against the Company, two of its officers and a former officer. The complaint alleges that the Company made projections of future sales and installations that the Company failed to achieve and that these projections were fraudulent when made. The plaintiffs claim violations of federal securities laws and seek unspecified compensatory damages and other relief on behalf of a purported class of purchasers of the Company’s securities from May 5, 2015 to February 16, 2016. The Company believes that the claims are without merit and intends to defend itself vigorously. The Company is unable to estimate the possible loss, if any, associated with this lawsuit.

On September 26, 2016, Cogenra Solar Inc., or Cogenra, and Khosla Ventures III, L.P. filed a lawsuit in the United States District Court for the Northern District of California alleging that the Company and its subsidiary, Silevo, had misappropriated trade secrets obtained from Cogenra during interactions governed by non-disclosure agreements and during the course of diligence in 2014, when the Company considered acquiring Cogenra. The Company believes that the claims are without merit and intends to defend itself vigorously. The Company is unable to estimate the possible loss, if any, associated with this lawsuit.

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

SolarCity Corporation

Notes to Condensed Consolidated Financial Statements (continued)

15. Basic and Diluted Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the periods presented (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss) attributable to stockholders	$53,215	$(19,073)	$(27,262)	$(62,958)
Net income (loss) attributable to common stockholders, basic	$53,215	$(19,073)	$(27,262)	$(62,958)
Net income (loss) attributable to common stockholders, diluted	$56,165	$(19,073)	$(27,262)	$(62,958)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, basic	100,494,480	97,384,949	99,354,863	97,027,412
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, diluted	118,077,365	97,384,949	99,354,863	97,027,412
Net income (loss) per share attributable to common stockholders, basic	$0.53	$(0.20)	$(0.27)	$(0.65)
Net income (loss) per share attributable to common stockholders, diluted	$0.48	$(0.20)	$(0.27)	$(0.65)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Common stock options	14,474,596	14,197,584	18,057,579	13,852,111
Restricted stock units	3,363,304	2,763,268	3,718,782	2,082,446
Convertible senior notes	—	10,505,947	13,930,186	10,505,947

16. Subsequent Events

On October 11, 2016, the Company formed a new non-recourse financing fund with an existing fund investor with an aggregate financing commitment of $250.0 million. Contemporaneously, the Company committed to loan to an affiliate of the fund investor up to $55.0 million, which would have variable interest rates and would mature on October 31, 2023.

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

In the second quarter of 2016, we began offering Solar Loans, whereby a third-party lender provides financing directly to a qualified customer to enable the customer to purchase and own a solar energy system installed by us. We and the customer enter into a standard solar energy system sale agreement. Separately, the customer enters into a loan agreement with the third-party lender, who finances the full purchase price. We are not a party to the loan agreement between the customer and the third-party lender, and the third-party lender has no recourse against us with respect to the loan. Solar Loans are offered as the replacement for our MyPower program. We account for Solar Loans under our revenue recognition policy for solar energy systems and components sales. However, any fees that are paid or payable from us to the lender of a Solar Loan would be recognized as an offset against solar energy systems and components sales revenue, in accordance with ASC 605-50, Customer Payments and Incentives.

Merger Agreement with Tesla

On July 31, 2016, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Tesla Motors, Inc., or Tesla, pursuant to which a wholly-owned subsidiary of Tesla would, subject to the satisfaction or waiver of the closing conditions set forth in the Merger Agreement, merge with and into us, and we would survive the merger as a wholly-owned subsidiary of Tesla. The Merger Agreement was approved by our board of directors following the recommendation by a special committee of our board of directors. The recommendation of the special committee followed a thorough review of our strategic alternatives, which included (i) evaluating our long-term business plan and stand-alone opportunities for value creation, reviewing the capital market and fundraising environment against a broad range of strategic alternatives, including the merger and the improved access to capital and lower capital costs that it would provide, (ii) conducting due diligence on the strength of Tesla’s operations, opportunities for synergies and business prospects, (iii) making outbound inquiries to other potential acquirers and strategic partners and (iv) receiving a fairness opinion from the special committee’s financial advisor that the consideration for in the Merger Agreement is fair, from a financial point of view, to holders of our common stock (other than Mr. Musk and his affiliates and certain other excluded holders).

Pursuant to the terms of the Merger Agreement and subject to the satisfaction or waiver of the closing conditions set forth in the Merger Agreement, at the effective time of the merger, each share of our common stock issued and outstanding immediately prior to the effective time of the merger would be converted into 0.110, or the Exchange Ratio, shares of Tesla’s common stock. Our outstanding option and restricted stock unit awards would be converted into corresponding equity awards of Tesla’s common stock based on the Exchange Ratio, with the awards retaining the same vesting and other terms and conditions as in effect immediately prior to the effective time of the merger (except for certain Founder Awards granted in 2015, which would be cancelled for no consideration). We intend the merger to qualify as a “reorganization” for U.S. federal income tax purposes. Our special meeting of stockholders to vote on the merger is scheduled to take place on November 17, 2016.

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

The following table sets forth our cumulative number of installed customers as of the dates presented:

	September 30, 2016	December 31, 2015
Cumulative installed customers	305,936	232,710

Megawatts Deployed and Megawatts Installed

We track megawatts deployed, or the megawatt production capacity of our solar energy systems that have had all required building department inspections completed during the applicable period. This metric includes solar energy systems deployed under energy contracts (residential, commercial or government lease, power purchase agreement or MyPower contracts), as well as solar energy system direct sales and Solar Loans. Because the size of our solar energy systems varies greatly, we believe that tracking the megawatt production capacity of deployed systems is an indicator of our growth rate and cost efficiency of our solar energy system business. We track the megawatts deployed in a given period as an indicator of asset growth and efficiency of the scale of our operations in the period. We track cumulative megawatts deployed as of the end of a given period as an indicator of our historical growth.

The following table sets forth the megawatt production capacity of solar energy systems that we have deployed during the periods presented and the cumulative megawatts deployed as of the end of each period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Megawatts deployed	189	205	645	525
Cumulative megawatts deployed	2,492	1,594	2,492	1,594

In addition, we track megawatts installed, or the megawatt production capacity of solar energy systems for which (i) all solar panels, inverters, mounting and racking hardware and system wiring have been installed, (ii) the system inverter is connected and a successful direct current string test has been completed confirming the production capacity of the system and (iii) the system is capable of being grid connected (including pending a utility disconnect procedure), in each case, as of the latest of which criteria is completed during the applicable period. This metric includes solar energy systems installed under energy contracts, as well as solar energy system direct sales and Solar Loans. The following table sets forth the megawatt production capacity of solar energy systems that we have installed during the periods presented and the cumulative megawatts installed as of the end of each period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Megawatts installed	187	256	602	598
Cumulative megawatts installed	2,547	1,674	2,547	1,674

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies or estimates during the nine months ended September 30, 2016 from those disclosed in our annual report on Form 10-K for the year ended December 31, 2015, except as described below.

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

Restructuring and other: Restructuring and other expense is comprised of restructuring charges, including impairments of assets and severance for employees, and pre-acquisition costs arising from the Tesla Merger Agreement.

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

Updated Estimate of Solar Energy System Useful Life

As of July 1, 2016, we increased our estimate of the useful lives of new solar energy systems from 30 years to 35 years. This updated estimate was the result of new engineering studies of recently deployed solar energy systems across the industry. We are applying this change in estimate on a prospective basis to our solar energy systems placed in service on or after July 1, 2016.

Results of Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated (in thousands, except share and per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Revenue from periodic billings:
Periodic operating lease billings and incentives	$96,837	$63,215	$245,931	$158,968
Sale of solar renewable energy credits	7,518	4,455	18,313	10,011
Revenue from solar energy systems under long-term loan arrangements	18,253	9,071	83,708	18,385
Total revenue from periodic billings	122,608	76,741	347,952	187,364
Solar energy systems and components sales revenue	57,522	19,727	105,219	47,641
Revenue from operating lease prepayments and upfront incentives	20,421	17,389	55,736	49,134
Total revenue	200,551	113,857	508,907	284,139
Cost of revenue:
Cost of periodic billings revenue (exclusive of depreciation and amortization)	24,189	17,907	59,996	38,397
Cost of solar energy systems and components sales revenue (exclusive of amortization and warranty)	49,025	20,523	108,851	48,854
Depreciation, amortization and warranty	55,745	50,139	167,180	106,517
Total cost of revenue	128,959	88,569	336,027	193,768
Gross profit	71,592	25,288	172,880	90,371
Operating expenses:
Sales and marketing	102,639	129,284	345,369	329,115
General and administrative	87,423	69,423	260,446	168,288
Pre-production expense	19,335	—	55,107	—
Restructuring and other	34,158	—	63,241	—
Research and development	14,129	17,652	42,423	42,173
Total operating expenses	257,684	216,359	766,586	539,576
Loss from operations	(186,092)	(191,071)	(593,706)	(449,205)
Interest and other expenses:
Interest expense (excluding amortization of debt discounts and fees) - recourse debt	10,974	8,215	29,890	19,932
Interest expense (excluding amortization of debt discounts and fees) - non-recourse debt	20,512	8,096	52,614	19,682
Other interest expense and amortization of debt discounts and fees, net	10,670	9,551	29,258	25,266
Other (income) expense, net	(2,058)	16,851	54,143	21,723
Total interest and other expenses	40,098	42,713	165,905	86,603
Loss before income taxes	(226,190)	(233,784)	(759,611)	(535,808)
Income tax benefit (provision)	848	(482)	907	(1,128)
Net loss	(225,342)	(234,266)	(758,704)	(536,936)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(278,557)	(215,193)	(731,442)	(473,978)
Net income (loss) attributable to stockholders	$53,215	$(19,073)	$(27,262)	$(62,958)
Net income (loss) attributable to common stockholders
Basic	$53,215	$(19,073)	$(27,262)	$(62,958)
Diluted	$56,165	$(19,073)	$(27,262)	$(62,958)
Net income (loss) per share attributable to common stockholders
Basic	$0.53	$(0.20)	$(0.27)	$(0.65)
Diluted	$0.48	$(0.20)	$(0.27)	$(0.65)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders
Basic	100,494,480	97,384,949	99,354,863	97,027,412
Diluted	118,077,365	97,384,949	99,354,863	97,027,412

Three Months Ended September 30, 2016 and 2015

Revenue

	Three Months Ended September 30,		Change
(Dollars in thousands)	2016	2015	$	%
Revenue from periodic billings:
Periodic operating lease billings and incentives	$96,837	$63,215	$33,622	53%
Sale of solar renewable energy credits	7,518	4,455	3,063	69%
Revenue from solar energy systems under long-term loan arrangements	18,253	9,071	9,182	101%
Total Revenue from periodic billings	122,608	76,741	45,867	60%
Solar energy systems and components sales revenue	57,522	19,727	37,795	192%
Revenue from operating lease prepayments and upfront incentives	20,421	17,389	3,032	17%
Total revenue	$200,551	$113,857	$86,694	76%

Total revenue increased by $86.7 million, or 76%, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.

Periodic operating lease billings and incentives revenue increased by $33.6 million, or 53%, for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. This increase was primarily attributable to the increase in solar energy systems placed in service under leases and power purchase agreements. The average aggregate megawatt production capacity of solar energy systems placed in service under leases during the three months ended September 30, 2016 increased by 47% as compared to the average during the three months ended September 30, 2015. In addition, the megawatt hours produced by solar energy systems under power purchase agreements increased by 59% during the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. The impact of the installed base on the increase in revenue varied in part by the mix between solar energy systems under leases, for which revenue is recognized on a straight-line basis over the lease term, and under power purchase agreements, for which revenue is recognized based on energy produced and when the systems were placed in service.

Sale of solar renewable energy credits increased by $3.1 million, or 69%, for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. This increase was primarily due to the cumulative increase in solar energy systems placed in service under leases and power purchase agreements and the resulting increase in solar renewable energy credits generated and sold.

Revenue from solar energy systems under long-term loan arrangements increased by $9.2 million, or 101%, for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. This increase was primarily due to the increase in customer repayments under MyPower contracts, which are recognized into revenue as cash is received, resulting from the cumulative increase in sales under MyPower contracts. In the third quarter of 2016, we completely discontinued offering MyPower contracts, and we have been offering Solar Loans as the replacement, which are accounted for as sales of solar energy systems and components.

Sales of solar energy systems and components increased by $37.8 million, or 192%, for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. This increase was primarily due to the $36.4 million increase in revenue from solar energy systems sold under Solar Loans and the $5.9 million increase in revenue from cash sales to residential customers. These increases were partially offset by the $3.0 million decrease in revenue from sales to commercial customers and the $2.0 million decrease in revenue from sales to government entities. Revenue from sales of solar energy systems and components has varied considerably in the past, and as we expect that direct sales and Solar Loans will increase as a percentage of future customer contracts, we expect revenue from sales of solar energy systems and components to increase in future periods as well..

Revenue from operating lease prepayments and upfront incentives revenue increased by $3.0 million, or 17%, for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. This increase was primarily attributable to the cumulative increase in solar energy systems placed in service under leases and power purchase agreements that qualified for upfront incentives, which resulted in higher periodic amortization.

Cost of Revenue, Gross Profit and Gross Profit Margin

	Three Months Ended September 30,		Change
(Dollars in thousands)	2016	2015	$	%
Cost of periodic billings revenue (exclusive of depreciation and amortization)	$24,189	$17,907	$6,282	35%
Cost of solar energy systems and components sales (exclusive of amortization and warranty)	49,025	20,523	28,502	139%
Depreciation, amortization and warranty	55,745	50,139	5,606	11%
Total cost of revenue	$128,959	$88,569	$40,390	46%

Cost of periodic billings revenue (exclusive of depreciation and amortization) increased by $6.3 million, or 35%, for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. This increase was primarily due to the increase in costs incurred on customer contracts that were ultimately canceled, costs from our dedicated operations and maintenance department and other costs to maintain our operating leases.

Cost of solar energy systems and components sales (exclusive of amortization and warranty) increased by $28.5 million, or 139%, for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. This increase was mainly due to the introduction of our Solar Loan product offering and an increase in residential sales. Additionally, in the three months ended September 30, 2016, we recorded $7.6 million of additional inventory reserves.

Depreciation, amortization and warranty increased by $5.6 million, or 11%, for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. This increase was primarily due to the $14.5 million increase in depreciation expense arising from the higher aggregate cost of solar energy systems placed in service and generating revenue under solar energy system leases and power purchase agreements. Additionally, the periodic expense recognition of MyPower contract deferred costs increased by $2.0 million. These increases were partially offset by a decrease in warranty expense of $12.8 million. The decrease in warranty expense was related to sales under Solar Loans in the three months ended September 30, 2016 being lower than sales under MyPower contracts in the three months ended September 30, 2015.

Operating Expenses

	Three Months Ended September 30,		Change
(Dollars in thousands)	2016	2015	$	%
Sales and marketing	$102,639	$129,284	$(26,645)	(21)%
General and administrative	87,423	69,423	18,000	26%
Pre-production expense	19,335	—	19,335
Restructuring and other	34,158	—	34,158
Research and development	14,129	17,652	(3,523)	(20)%
Total operating expenses	$257,684	$216,359	$41,325	19%

Sales and marketing expense decreased by $26.6 million, or 21%, for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. This decrease was primarily due to our restructuring and the corresponding decrease in the average number of personnel in sales and marketing departments. As a result of this decline in headcount, employee compensation costs decreased by $14.1 million and facilities & operations costs decreased by $1.0 million. In addition, we reduced promotional marketing expenses by $9.9 million as part of our focus on increasing the efficiency of sales operations.

General and administrative expense increased by $18.0 million, or 26%, for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. This increase was primarily due to the increase in the average number of personnel in general and administrative departments. As a result of this growth in headcount along with increased policy spending, employee compensation costs increased by $5.0 million and facilities & operations costs increased by $8.8 million. Furthermore, Ilioss, which we acquired in August 2015, incurred $1.3 million of additional expenses in the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. However, as a result of our restructuring activities, the number of personnel in general and administrative departments has decreased since June 30, 2016.

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

We recorded $34.2 million of restructuring and other expenses in the three months ended September 30, 2016, primarily consisting of certain amounts due to us since 2014 related to an uninstalled commercial project (but not related to any customer contracts or loans) that were determined to be unrecoverable, certain acquired sales and marketing-related intangible assets that became fully impaired, a revision of the useful lives of our manufacturing equipment in China, one-time employee termination benefit expenses due to our restructuring activities and pre-acquisition expenses arising from the proposed Tesla acquisition.

Research and development expense decreased by $3.5 million, or 20%, for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. This decrease was primarily due to the on-going shift of Silevo's activities from research and development to pre-production at our Fremont, California manufacturing facility.

Interest and Other Expenses

	Three Months Ended September 30,		Change
(Dollars in thousands)	2016	2015	$	%
Interest expense (excluding amortization of debt discounts and fees) - recourse debt	$10,974	$8,215	$2,759	34%
Interest expense (excluding amortization of debt discounts and fees) - non-recourse debt	20,512	8,096	12,416	153%
Other interest expense and amortization of debt discounts and fees, net	10,670	9,551	1,119	12%
Other (income) expense, net	(2,058)	16,851	(18,909)	(112)%
Total interest and other expenses, net	$40,098	$42,713	$(2,615)	(6)%

Interest expense (excluding amortization of debt discounts and fees) – recourse debt increased by $2.8 million, or 34%, for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. This increase was primarily due to the 15% increase in the average carrying balances of interest bearing recourse debt for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, as well as the increase in interest rates for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015.

Interest expense (excluding amortization of debt discounts and fees) – non-recourse debt increased by $12.4 million, or 153%, for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. This increase was primarily due to the 103% increase in the average carrying balances of non-recourse debt for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, as well as the increase in interest rates for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015.

Other interest expense and amortization of debt discounts and fees, net, increased by $1.1 million, or 12%, for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. This increase was primarily due to the higher average balances of debt discounts and issuance costs related to our debt for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015.

Other expense, net, decreased by $18.9 million, or 112%, for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. This decrease was mainly due to the $2.9 million gain from the changes in the fair value of our interest rate swaps in the third quarter of 2016 as compared to the $12.3 million loss from the changes in the fair value of our interest rate swaps in the third quarter of 2015. We account for our interest rate swaps as non-hedging derivatives.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended September 30,		Change
(Dollars in thousands)	2016	2015	$	%
Net loss attributable to noncontrolling interests and redeemable noncontrolling	$(278,557)	$(215,193)	$(63,364)	(29)%

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

The net loss allocation to noncontrolling interests and redeemable noncontrolling interests for the three months ended September 30, 2016 was $278.6 million compared to the $215.2 million loss allocation for the three months ended September 30, 2015. The net loss allocation to noncontrolling interests and redeemable noncontrolling interests for the three months ended September 30, 2016 was primarily due to the $276.5 million loss allocation from new financing funds into which we are selling or contributing assets. The net loss allocation to noncontrolling interests and redeemable noncontrolling interests for the three months ended September 30, 2015 was primarily due to the $214.0 million loss allocation from new financing funds into which we are selling or contributing assets.

Nine Months Ended September 30, 2016 and 2015

Revenue

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2016	2015	$	%
Revenue from periodic billings:
Periodic operating lease billings and incentives	$245,931	$158,968	$86,963	55%
Sale of solar renewable energy credits	18,313	10,011	8,302	83%
Revenue from solar energy systems under long-term loan arrangements	83,708	18,385	65,323	355%
Total Revenue from periodic billings	347,952	187,364	160,588	86%
Solar energy systems and components sales revenue	105,219	47,641	57,578	121%
Revenue from operating lease prepayments and upfront incentives	55,736	49,134	6,602	13%
Total revenue	$508,907	$284,139	$224,768	79%

Total revenue increased by $224.8 million, or 79%, for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015.

Periodic operating lease billings and incentives revenue increased by $87.0 million, or 55%, for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. This increase was primarily attributable to the increase in solar energy systems placed in service under leases and power purchase agreements. The average aggregate megawatt production capacity of solar energy systems placed in service under leases during the nine months ended September 30, 2016 increased by 50% as compared to the average during the nine months ended September 30, 2015. In addition, the megawatt hours produced by solar energy systems under power purchase agreements increased by 69% during the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. The impact of the installed base on the increase in revenue varied in part by the mix between solar energy systems under leases, for which revenue is recognized on a straight-line basis over the lease term, and under power purchase agreements, for which revenue is recognized based on energy produced and when the systems were placed in service.

Sale of solar renewable energy credits increased by $8.3 million, or 83%, for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. This increase was primarily due to the cumulative increase in solar energy systems placed in service under leases and power purchase agreements and the resulting increase in solar renewable energy credits generated and sold.

Revenue from solar energy systems under long-term loan arrangements increased by $65.3 million, or 355%, for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. This increase was primarily due to the increase in customer repayments under MyPower contracts, which are recognized into revenue as cash is received, resulting from the cumulative increase in sales under MyPower contracts and customers applying the amounts received from their ITCs towards repayments in the second quarter of 2016. In the third quarter of 2016, we completely discontinued offering MyPower contracts, and we have been offering Solar Loans as the replacement, which are accounted for as sales of solar energy systems and components.

Sales of solar energy systems and components increased by $57.6 million, or 121%, for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. This increase was primarily due to the $40.8 million increase in revenue from solar energy systems due to the introduction of Solar Loans, the $13.0 million increase in revenue from solar energy systems sold under long-term installation contracts recognized on the percentage-of-completion basis and the $10.2 million increase in revenue from cash sales to residential customers. These increases were partially offset by the $4.1 million decrease in revenue from sales to government entities and the $2.5 million decrease in revenue from sales to commercial customers. Revenue from sales of solar energy systems and components has varied considerably in the past, and as we expect that direct sales and Solar Loans will increase as a percentage of future customer contracts, we expect revenue from sales of solar energy systems and components to increase in future periods as well.

Revenue from operating lease prepayments and upfront incentives revenue increased by $6.6 million, or 13%, for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. This increase was primarily attributable to the cumulative increase in solar energy systems placed in service under leases and power purchase agreements that qualified for upfront incentives, which resulted in higher periodic amortization.

Cost of Revenue, Gross Profit and Gross Profit Margin

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2016	2015	$	%
Cost of periodic billings revenue (exclusive of depreciation and amortization)	$59,996	$38,397	$21,599	56%
Cost of solar energy systems and components sales (exclusive of amortization and warranty)	108,851	48,854	59,997	123%
Depreciation, amortization and warranty	167,180	106,517	60,663	57%
Total cost of revenue	$336,027	$193,768	$142,259	73%

Cost of periodic billings revenue (exclusive of depreciation and amortization) increased by $21.6 million, or 56%, for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. This increase was primarily due to the increase in costs incurred on customer contracts that were ultimately canceled, costs from our dedicated operations and maintenance department and other costs to maintain our operating leases.

Cost of solar energy systems and components sales (exclusive of amortization and warranty) increased by $60.0 million, or 123%, for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. This increase was mainly due to higher sales of solar energy systems and components, including sales under Solar Loans. Additionally, in the nine months ended September 30, 2016, we recorded an additional $17.9 million of inventory reserves.

Depreciation, amortization and warranty increased by $60.7 million, or 57%, for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. This increase was primarily due to the $41.5 million increase in depreciation expense arising from the higher aggregate cost of solar energy systems placed in service and generating revenue under solar energy system leases and power purchase agreements. Additionally, the periodic expense recognition of MyPower contract deferred costs increased by $23.0 million. These increases were partially offset by a decrease in warranty expense of $7.6 million. The decrease in warranty expense was related to sales under Solar Loans in the nine months ended September 30, 2016 being lower than sales under MyPower contracts in the nine months ended September 30, 2015.

Operating Expenses

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2016	2015	$	%
Sales and marketing	$345,369	$329,115	$16,254	5%
General and administrative	260,446	168,288	92,158	55%
Pre-production expense	55,107	—	55,107
Restructuring and other	63,241	—	63,241
Research and development	42,423	42,173	250	1%
Total operating expenses	$766,586	$539,576	$227,010	42%

Sales and marketing expense increased by $16.3 million, or 5%, for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. This increase was primarily due to the increase in the average number of personnel in sales and marketing departments. As a result of this growth in headcount, employee compensation costs increased by $13.6 million and facilities & operations costs increased by $6.1 million. However, as part of our focus on increasing the efficiency of sales operations, we reduced promotional marketing expenses by $1.8 million. Additionally, the number of personnel in sales and marketing departments has decreased since March 31, 2016.

General and administrative expense increased by $92.2 million, or 55%, for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. This increase was primarily due to the increase in the average number of personnel in general and administrative departments. As a result of this growth in headcount along with increased policy spending, employee compensation costs increased by $43.8 million and facilities & operations costs increased by $20.4 million. Furthermore, Ilioss, which we acquired in August 2015, incurred $8.7 million of additional expenses in the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. In addition, professional fees increased by $10.9 million primarily due to increased legal costs. However, as a result of our restructuring activities, the number of personnel in general and administrative departments has decreased since June 30, 2016.

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

We recorded $63.2 million of restructuring and other expenses in the nine months ended September 30, 2016, primarily consisting of certain amounts due to us since 2014 related to an uninstalled commercial project (but not related to any customer contracts or loans) that were determined to be unrecoverable, certain acquired sales and marketing-related intangible assets that became fully impaired, a revision of the useful lives of our manufacturing equipment in China, one-time employee termination benefit expenses due to our restructuring activities and pre-acquisition expenses arising from the proposed Tesla acquisition.

Interest and Other Expenses

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2016	2015	$	%
Interest expense (excluding amortization of debt discounts and fees) - recourse debt	$29,890	$19,932	$9,958	50%
Interest expense (excluding amortization of debt discounts and fees) - non-recourse debt	52,614	19,682	32,932	167%
Other interest expense and amortization of debt discounts and fees, net	29,258	25,266	3,992	16%
Other expense, net	54,143	21,723	32,420	149%
Total interest and other expenses, net	$165,905	$86,603	$79,302	92%

Interest expense (excluding amortization of debt discounts and fees) – recourse debt increased by $10.0 million, or 50%, for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. This increase was primarily due to the 26% increase in the average carrying balances of interest bearing recourse debt for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, as well as the increase in interest rates for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015.

Interest expense (excluding amortization of debt discounts and fees) – non-recourse debt increased by $32.9 million, or 167%, for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. This increase was primarily due to the 126% increase in the average carrying balances of non-recourse debt for the nine months ended September 30, 2016, as compared to the nine months ended September, 2015, as well as the increase in interest rates for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015.

Other interest expense and amortization of debt discounts and fees, net, increased by $4.0 million, or 16%, for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. This increase was primarily due to the higher average balances of debt discounts and issuance costs related to our debt for the nine months ended September 30, 2016, as compared to the nine months ended June 30, 2015.

Other expense, net, increased by $32.4 million, or 149%, for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. This increase was mainly due to the $48.6 million loss from the changes in the fair value of our interest rate swaps in the nine months ended September 30, 2016 as compared to the $12.6 million loss from the changes in the fair value of our interest rate swaps in the nine months ended September 30, 2015. We account for our interest rate swaps as non-hedging derivatives.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2016	2015	$	%
Net loss attributable to noncontrolling interests and redeemable noncontrolling	$(731,442)	$(473,978)	$(257,464)	(54)%

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

The net loss allocation to noncontrolling interests and redeemable noncontrolling interests for the nine months ended September 30, 2016 was $731.4 million compared to the $474.0 million loss allocation for the nine months ended September 30, 2015. The net loss allocation to noncontrolling interests and redeemable noncontrolling interests for the nine months ended September 30, 2016 was primarily due to the $698.7 million loss allocation from new financing funds into which we are selling or contributing assets. The net loss allocation to noncontrolling interests and redeemable noncontrolling interests for the nine months ended September 30, 2015 was primarily due to the $466.4 million loss allocation from new financing funds into which we are selling or contributing assets.

Liquidity and Capital Resources

The following table summarizes our consolidated cash flows:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Consolidated cash flow data:
Net cash used in operating activities	$(425,820)	$(526,317)
Net cash used in investing activities	(1,298,633)	(1,201,443)
Net cash provided by financing activities	1,601,251	1,596,127
Net decrease in cash and cash equivalents	$(123,202)	$(131,633)

We finance our operations, including the costs of acquisition and installation of solar energy systems, mainly through a variety of financing fund arrangements that we have formed with fund investors, recourse and non-recourse credit facilities from banks, asset-backed notes, convertible notes, Solar Bonds, equity issuances from time-to-time and cash generated from our operations. As described below under “Financing Fund Commitments,” as of September 30, 2016, we had $489.7 million of available commitments from our fund investors. Our ability to draw-down the available commitments from our fund investors is dependent on our ability to originate and transfer qualifying solar energy systems and the associated customer lease or power purchase agreements into the financing funds. The available commitments from our fund investors represent funding for approximately 314 megawatts of solar energy systems for future deployment. Some of the financing funds have restrictions regarding the mix of customer leases or power purchase agreements that can be assigned to them, as well as measures of minimum customer credit. We expect to be able to draw-down on substantially all of the available commitments from our fund investors within the next 12 months. The proceeds from our financing fund arrangements are available for general working capital purposes.

As described below under “Financing Fund Commitments,” as of September 30, 2016, we had $424.0 million of unused borrowing capacity available under our credit facilities (or $479.7 million including the $55.7 million available under the MyPower revolving credit facility), subject to our continuing compliance with the terms and covenants of our credit facilities. Of this amount, $4.9 million was available under the secured revolving credit facility and $419.1 million was available under our non-recourse debt facilities (excluding the MyPower revolving credit facility). The secured revolving credit facility requires us to have unused commitments and a sufficient borrowing base in order to both borrow additional amounts and to allow borrowed funds to remain outstanding. We anticipate maintaining a sufficient borrowing base to support substantially all of the committed capital under our secured revolving credit facility in the next 12 months; such borrowings are available for general working capital purposes. Our non-recourse debt facilities require us to have unused commitments, to provide qualified security, such as solar energy systems or our interests in financing funds, and to remain in compliance with the terms of the facilities to make additional borrowings. In the event that we fail to meet specific terms for additional borrowings, our ability to borrow unused commitments may be suspended until we resume compliance. We anticipate that our operations will provide an adequate amount of solar assets and interests in financing funds, and that we will be in compliance with the terms of the facilities to draw on substantially all of the committed capital under our non-recourse debt facilities in the next 12 months; such borrowings are available for general working capital purposes, subject to nominal reserve requirements. The MyPower revolving credit facility is only available for funding costs associated with sales under MyPower arrangements; as we have discontinued offering MyPower arrangements, we do not expect to incur additional borrowings under the MyPower revolving credit facility.

In future periods, we expect to incur additional capital expenditures as we invest further in our solar module manufacturing operations, technology platform and proprietary mounting and racking hardware. At this time we anticipate that an additional $50 million of capital expenses will be required for the manufacturing operations at the Riverbend Manufacturing Facility in Buffalo, New York over the next 12 months.  These estimates are based on our current assumptions regarding the timing of placing orders, the build timeline and payment-based milestones, and our receipt of equipment.  The proposed manufacturing collaboration with Panasonic, which is described in a non-binding letter of intent between Tesla and Panasonic and is contingent upon the consummation of our proposed acquisition by Tesla, is expected to significantly reduce the amounts that we may invest into the Riverbend Manufacturing Facility.

We have agreed to spend or incur approximately $5 billion in combined capital, operational expenses, costs of goods sold and other costs in the State of New York during the 10-year period following full production. Generally, these obligations commence following the manufacturing facility completion date, which occurs upon the arrival of manufacturing equipment, the receipt of certain permits, and other specified items.  These committed amounts commence with $130.0 million in cumulative investments in the first year after the Riverbend manufacturing completion date, and require us to pay a $41.2 million “program payment” in any year that we do not meet these requirements. We anticipate meeting these obligations through our operation of the Manufacturing Facility and other operations within the State of New York over the 10-year term of the agreement, and we do not believe that we face a significant risk of default. According to the Solar Energy Industries Association, New York was ranked fourth in total U.S. solar jobs in 2015 and is among the top 10 ranked states based on cumulative installed solar capacity as of December 2015. We are currently New York’s largest residential solar installer and we anticipate New York remaining a key state for our operations. The amounts that we are committed to spend under the Riverbend Agreement and that we believe necessary to meet the operational milestones set forth in the Riverbend Agreement are included in our estimate of amounts to be spent within the next 12 months.

The amount of our liquidity and capital resources as of a given date is also dependent upon, among other things, the relative timing of our investments in solar energy systems and the timing of subsequent draws on our financing funds and utilization of our credit facilities. As a result, the amount of our liquidity and capital resources may significantly fluctuate within a reporting period by amounts that are not reflected by comparing our cash and cash equivalents balances at each balance sheet date. For example, solar energy systems deployed towards the end of a fiscal quarter may not be transferred to a financing fund in sufficient time for the funds to be received and reflected in our cash and cash equivalents balance as of the quarter-end. In addition, any delays in large commercial projects are also likely to impact our liquidity and capital resources, for example, in situations where we have already spent funds to purchase and install components for solar energy systems that are deployed in subsequent periods. As our business grows and the megawatts deployed increases, the amounts by which our liquidity and capital resources may fluctuate within a quarter are likely to increase. As a result of our restructuring activities and installation forecast for the remainder of 2016, we anticipate requiring less working capital in the remainder of 2016 than previously projected.

Our expected cash requirements for the next 12 months are primarily dependent on the cost, number and size of future solar energy systems that we expect to install and our ability to successfully monetize the related future customer payments, as well as the mix of sales that involve upfront cash proceeds and long-term contracted payments. We have provided our forecast of the megawatt capacity of solar energy systems that we anticipate installing in future periods, and our operating plan and projected cash requirements are based on that volume of installations. We believe that the cash requirements of our operations (including repayment or refinancing of our recourse indebtedness) will be satisfied for at least the next 12 months by: (i) our existing cash and cash equivalents of $259.3 million, (ii) an improving mix of direct system sales and solar loan contracts that provide upfront cash proceeds, (iii) the funds available under our recourse and non-recourse credit facilities (excluding amounts available under the MyPower revolving credit facility) that may be drawn-down during this period, (iv) the funds available under our existing financing funds that may be drawn-down during this period, and (v) the continued interest of investors in, and our track record of, entering new financing funds and non-recourse facilities.

In addition, during the pendency of the proposed Tesla acquisition or if the proposed Tesla acquisition does not occur, we may face uncertainty in the markets for financing fund arrangements, recourse and non-recourse credit facilities from banks, asset-backed notes, convertible notes, other debt and equity issuances. The pendency of the transaction and any developments related to the transaction has caused delays in closing certain financing funds to date and may make it difficult for us to obtain the working capital that we expect or cause us to obtain funding sources on less attractive terms than we expected, and our operations and ability to execute our business strategy could be materially adversely affected.

As of September 30, 2016, we were in compliance with all financial covenants contained in our debt agreements. During the first six months of 2016, the margins of our compliance with these financial covenants decreased, particularly with respect to the amount of unencumbered liquidity. These decreases were largely the result of increased operating expenses, which we anticipate decreasing in the remainder of 2016. Based on our current operating plan; which includes assumptions as to the amount, timing, and terms of new financing funds; entering into new recourse and non-recourse indebtedness; and entering into additional long-term monetization activities (such as issuances of solar asset-backed notes and engaging in cash equity transactions); we expect to remain in compliance with these financial covenants. However, if our assumptions prove inaccurate and we are unable to adjust our operating plan to comply with these financial covenants, then we could be in default under our debt agreements. In that circumstance, the amounts outstanding under our debt agreements could be accelerated, which would negatively impact our liquidity and capital resources. In particular, under the terms of our secured revolving credit facility, the occurrence of an event of default with respect to a credit facility (including both recourse and non-recourse indebtedness) having an aggregate principal amount of more than $10.0 million could trigger a cross-default that could result in the acceleration of or the taking of other remedies under our secured revolving credit facility. In addition, the occurrence of an event of default that results in the acceleration of more than $50.0 million of recourse indebtedness could trigger a cross-default that could result in the acceleration of or the taking of other remedies under our 2.75% convertible senior notes due in 2018, our 1.625% convertible senior notes due in 2019 or our zero-coupon convertible senior notes due in 2020.

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

Operating Activities

In the nine months ended September 30, 2016, we utilized $425.8 million in net cash from operations due to our continued growth. This cash outflow primarily resulted from a net loss of $758.7 million, reduced by non-cash items such as depreciation, amortization and write-offs of $233.8 million, change in fair value of interest rate swaps of $48.6 million, stock-based compensation of $65.7 million, the tax impact of stock option exercises of $7.7 million and non-cash interest and other expense of $4.4 million mainly related to financing obligations, and increased by a reduction in financing obligations of $37.1 million. The cash outflow also increased in part due to an increase in restricted cash of $64.4 million, an increase of $21.3 million for MyPower deferred costs, an increase in accounts receivable of $31.1 million, and a decrease in accounts payable of $110.8 million. This cash outflow was offset by a decrease in inventory of $137.3 million, a decrease in prepaid expenses and other current assets of $9.1 million mainly due to collection of state tax credits that had been outstanding in Hawaii, an increase in deferred revenue of $44.8 million relating to upfront lease payments received from customers, solar energy system incentive rebate payments received from various state and local governments and deferred investment tax credits revenue, a decrease in other assets of $22.6 million, and an increase in accrued and other liabilities of $23.7 million.

In the nine months ended September 30, 2015, we utilized $526.3 million in net cash from operations due to our continued rapid growth. This cash outflow primarily resulted from a net loss of $536.9 million, reduced by non-cash items such as depreciation and amortization of $118.1 million, change in fair value of interest rate swaps of $12.6 million, stock-based compensation of $61.0 million and non-cash interest and other expense of $12.6 million mainly related to financing obligations and deferred contingent consideration and increased by a reduction in financing obligations of $36.4 million. The cash outflow also increased in part due to an increase in restricted cash of $19.8 million, an increase in inventories of $91.6 million, an increase of $150.3 million for MyPower deferred costs, an increase in prepaid expenses and other current assets of $42.3 million, an increase in other assets of $12.8 million and an increase in accounts receivable of $15.6 million. This cash outflow was offset by an increase in deferred revenue under our joint venture and lease pass-through structures of $10.2 million relating to upfront lease payments received from customers, solar energy system incentive rebate payments received from various state and local governments and deferred investment tax credits revenue, an increase in accounts payable of $56.7 million, an increase in accrued and other liabilities of $92.3 million and a decrease in rebates receivable of $15.0 million.

Investing Activities

Our investing activities consist primarily of purchases of solar energy systems, capital expenditures for our solar module research and development and our solar panel manufacturing and general corporate purchases to support our standard operations. At this time we anticipate that an additional $50 million of capital expenses will be required for the manufacturing operations at the Riverbend Manufacturing Facility in Buffalo, New York over the next 12 months.

In the nine months ended September 30, 2016, we used $1,298.6 million in investing activities. Of this amount, we used $1,230.1 million on the design, acquisition and installation of solar energy systems under operating leases with our customers and the design and installation of solar energy systems under MyPower contracts, and $53.4 million in the purchase of production equipment and renovation of our solar panel manufacturing facilities in Fremont, California and Buffalo, New York. We also paid $13.7 million for the acquisition of noncontrolling interests in the joint venture we had in China and $12.7 million for settlements of interest rate swaps. These outflows were offset by $11.2 million from sales and maturities of short-term investments.

In the nine months ended September 30, 2015, we used $1,201.4 million in investing activities. Of this amount, we used $1,134.9 million on the design, acquisition and installation of solar energy systems under operating leases with our customers, and $147.8 million in the acquisition of solar panel manufacturing equipment, vehicles, office equipment, leasehold improvements and furniture. We also invested $44.6 million in short-term investments in highly rated corporate debt securities and asset-backed securities. These expenditures were offset by $136.6 million from sales and maturities of short-term investments. As we increase our solar panel manufacturing operations, including the start of operations at our one-gigawatt manufacturing facility in Buffalo, New York and our research and development focused Fremont, California manufacturing facility, we estimate investing approximately an additional $60.0 million in the remainder of the 2015 and approximately an additional $120.0 million in 2016 related to the acquisition of solar panel manufacturing equipment.

Financing Activities

In the nine months ended September 30, 2016, we generated $1,601.3 million from financing activities. We received $1,002.8 million, net of lender fees, from long-term debt and repaid $630.9 million of long-term debt. We received $221.0 million, net of issuance costs and discounts, from the issuance of solar asset-backed notes and repaid $61.9 million of the solar asset-backed notes. We received $297.6 million from the issuance of solar bonds and repaid $177.6 million of the solar bonds. We received $41.5 million from fund investors in our financing funds. We paid $7.1 million for capital lease obligations. We also generated $1,022.7 million from proceeds from investments by various fund investors in our joint ventures, paid distributions to fund investors of $102.4 million and incurred $7.7 million tax liability of stock option exercises.

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

Debt

For a detailed discussion of our indebtedness, refer to Note 7, Indebtedness, to our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

Financing Fund Commitments

We have financing fund commitments from several fund investors that we can draw upon in the future upon the achievement of specific funding criteria. As of September 30, 2016, we had entered into 60 financing funds that had a total of $489.7 million of undrawn committed capital. We allocate customer leases, power purchase agreements and the related economic benefits associated with the solar energy systems to our financing funds, in accordance with the criteria of each fund. Upon such allocation and upon our satisfaction of the conditions precedent to drawing upon such commitments, we are able to draw down on the financing fund commitments. Once received, these proceeds provide working capital to deliver solar energy systems to our customers and form part of our general working capital.

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

Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and reducing our funds available for capital investments, operations or other purposes. In addition, we must use a substantial portion of our cash inflows to service our borrowings, which may affect our ability to make future acquisitions or capital expenditures. A hypothetical 10% change in our interest rates would have increased our interest expense for the nine months ended September 30, 2016 and 2015 by $3.8 million and $1.4 million, respectively.

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

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2016, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In July 2012, the Company, along with other companies in the solar energy industry, received a subpoena from the U.S. Treasury Department’s Office of the Inspector General to deliver certain documents in the Company’s possession that were dated, created, revised or referred to after January 1, 2007 and that relate to the Company’s applications for U.S. Treasury grants or communications with certain other solar energy development companies or with certain firms that appraise solar energy property for U.S Treasury grant application purposes. The Inspector General and the Civil Division of the U.S. Department of Justice are investigating the administration and implementation of the U.S Treasury grant program, including possible misrepresentations concerning the fair market value of the solar energy systems submitted by the Company in U.S. Treasury grant applications. If the Inspector General concludes that misrepresentations were made, the U.S. Department of Justice could decide to bring a civil action to recover amounts it believes were improperly paid to the Company. If the U.S. Department of Justice is successful in asserting this action, the Company could then be required to pay material damages and penalties for any funds received based on such misrepresentations, which, in turn, could require the Company to make indemnity payments to certain fund investors. The Company has accrued a reserve for its potential liability associated with this ongoing investigation as of September 30, 2016.

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

On March 28, 2014, a purported stockholder class action lawsuit was filed in the United States District Court for the Northern District of California against the Company and two of its officers. The complaint alleges violations of federal securities laws and seeks unspecified compensatory damages and other relief on behalf of a purported class of purchasers of the Company’s securities from March 6, 2013 to March 18, 2014. After a series of amendments to the original complaint, the District Court dismissed the amended complaint and entered a judgment in the Company’s favor on August 9, 2016. The plaintiffs have filed a notice of appeal. The Company believes that the claims are without merit and intends to defend itself vigorously. The Company is unable to estimate the possible loss, if any, associated with this lawsuit.

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

On March 2, 2015, the Company filed a lawsuit in the United States District Court for the District of Arizona against the Salt River Project Agricultural Improvement and Power District and the Salt River Valley Water Users’ Association, or SRP, alleging that SRP’s imposition of distribution charges and demand charges on new solar energy customers in its territory violates state and federal antitrust laws. On June 23, 2015, SRP moved to dismiss the complaint. On October 27, 2015, the District Court denied SRP’s motion to dismiss in part and granted it in part. In particular, the District Court held that the Company may proceed on its antitrust claims against SRP to seek an injunction blocking SRP’s new charges and may proceed with claims for damages under state laws other than antitrust laws. Furthermore, the District Court held that the Company may not recover monetary damages on its antitrust theories and dismissed two of its antitrust claims while allowing the others to proceed. Discovery has concluded. On September 20, 2016, the District Court entered a stay of the litigation while SRP appeals the District Court’s earlier decision, holding that SRP is subject to state and federal antitrust laws. The Court of Appeals has set arguments to begin on November 18, 2016. The Company intends to pursue its claims vigorously.

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

On September 18, 2015, a stockholder derivative action was filed in the Court of Chancery of the State of Delaware, purportedly on behalf of the Company and against the board of directors, alleging that the board of directors breached its duties to the Company by approving stock-based compensation to the non-employee directors that the plaintiff claims is excessive compared to the compensation paid to directors of peer companies. At the Company’s 2016 annual meeting of stockholders, the non-employee director compensation plan was approved and ratified, including by a majority of the shares held by the disinterested stockholders of the Company. As a result, the Company expects that the case will be dismissed and the matter resolved, subject to the settlement of legal fees, which the Company does not expect to be material.

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

On November 6, 2015, a putative class action lawsuit was filed in the United States District Court for the Northern District of California against the Company. The complaint alleges that the Company made unlawful telephone marketing calls to the plaintiff and others, in violation of the federal Telephone Consumer Protection Act. The plaintiff seeks injunctive relief and statutory damages, on behalf of himself and a certified class. The Company filed a motion to dismiss the complaint, which the District Court denied on April 6, 2016. Discovery has commenced. The Company believes that the claims are without merit and intends to defend itself vigorously. The Company is unable to estimate the possible loss, if any, associated with this lawsuit.

On June 1, 2016, a putative class action lawsuit, Gibbs v. SolarCity, alleging that the Company made unlawful telephone marketing calls in violation of the federal Telephone Consumer Protection Act, was filed against the Company in the United States District Court for the District of Massachusetts. The two named plaintiffs seek injunctive relief and statutory damages, on behalf of themselves and a certified class. The Company has moved to dismiss the complaint; the hearing on that motion is set for December 8, 2016. The Company believes that the claims are without merit and intends to defend itself vigorously. The Company is unable to estimate the possible loss, if any, associated with this lawsuit.

On August 15, 2016, a purported stockholder class action lawsuit was filed in the United States District Court for the Northern District of California against the Company, two of its officers and a former officer. The complaint alleges that the Company made projections of future sales and installations that the Company failed to achieve and that these projections were fraudulent when made. The plaintiffs claim violations of federal securities laws and seek unspecified compensatory damages and other relief on behalf of a purported class of purchasers of the Company’s securities from May 5, 2015 to February 16, 2016. The Company believes that the claims are without merit and intends to defend itself vigorously. The Company is unable to estimate the possible loss, if any, associated with this lawsuit.

On September 26, 2016, Cogenra Solar Inc., or Cogenra, and Khosla Ventures III, L.P. filed a lawsuit in the United States District Court for the Northern District of California alleging that the Company and its subsidiary, Silevo Inc., had misappropriated trade secrets obtained from Cogenra during interactions governed by non-disclosure agreements and during the course of diligence in 2014, when the Company considered acquiring Cogenra. The Company believes that the claims are without merit and intends to defend itself vigorously. The Company is unable to estimate the possible loss, if any, associated with this lawsuit.

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

(ii)

the approval of the Merger and Merger Agreement by Tesla’s stockholders, including by the holders of a majority of the total votes of shares of Tesla common stock cast on that matter at the special meeting of the stockholders of Tesla that are not owned by Mr. Elon Musk and the other directors and named executive officers of Tesla and certain of their affiliates;

(iii)	the approval of the listing on the NASDAQ Global Select Market of the shares of Tesla common stock to be issued in the Merger;
(iv)	the absence of any law, regulation or order that has the effect of making the Merger illegal or otherwise preventing the consummation of the Merger; and
(v)	our ability to maintain target net working capital balance.

It is also possible that a change, event, fact, effect or circumstance could occur that could lead to a material adverse effect to us, which may give Tesla the ability to not complete the Merger.  We cannot predict with certainty whether and when any of the required closing conditions will be satisfied or if another uncertainty may arise.

If any event occurs delaying or preventing the Merger, such delay or failure to complete the Merger may cause uncertainty or other negative consequences that may materially and adversely constrain our liquidity, affect our sales, financial performance and operating results, and the price per share for our common stock and perceived acquisition value. Additional risks related to the delay or failure of the proposed acquisition include the following:

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

Following the announcement of Tesla’s proposal to acquire SolarCity, we initially experienced some delays in obtaining financing and entering into new financing arrangements.  In the event that we continue to experience such delays or encounter additional delays and difficulties in raising new financing funds and credit arrangements, our business, liquidity and financial condition may be materially adversely affected.

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

Future changes to government or internal utility regulations and policies that favor electric utilities could also reduce our competitiveness, cause a significant reduction in demand for our products and services, and threaten the economics of our existing energy contracts. For example, in October 2015, the Hawaii Public Utilities Commission capped the state’s net metering program at existing levels and net energy metering no longer is available to new customers. In late-December 2015, the Nevada Public Utilities Commission effectively ended the state’s net metering program and net metering no longer is available to new customers. In addition, Nevada’s new rules include significant additional monthly charges on customers who interconnect their solar energy systems and significant reduction in the amount of bill credit for energy generated by their solar energy system that is exported to the grid in excess of electric load used by customers. These new rules have been challenged in Nevada state court and we are pursuing available remedies under state law. As a result of these new rules we ceased our sales and installation operations in Nevada. If these new rules are not overruled legislatively or otherwise, and challenges to these new rules are unsuccessful, demand for solar energy systems and services in Nevada will continue to be significantly impaired.

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

Our ability to sell solar energy systems and the electricity they generate may be adversely impacted by the failure to expand existing limits on the amount of net metering in states that have implemented it, the failure to adopt a net metering policy where it currently is not in place, the imposition of new charges that only or disproportionately impact customers that utilize net metering or reductions in the amount or value of credit that customers receive through net metering. Our ability to sell solar energy systems and the electricity they generate may also be adversely impacted by the unavailability of expedited or simplified interconnection for grid-tied solar energy systems or any limitation on the number of customer interconnections or amount of solar energy that utilities are required to allow in their service territory or some part of the grid. For example, in October 2015, the Hawaii Public Utilities Commission capped the state’s net metering program at existing levels, and in late-December 2015, the Nevada Public Utilities Commission effectively ended the state’s net metering program and net metering is no longer available to new customers. In addition, utilities in some states, such as SRP in Arizona, imposed additional monthly charges on customers who interconnect solar energy systems installed on their homes. If such charges are imposed, the cost savings associated with switching to solar energy may be significantly reduced and our ability to attract future customers and compete with traditional utility providers could be impacted. If such charges are imposed on existing customers in a way that adversely impacts the economics of existing energy contracts, we could further see an increase in the default rate of existing energy contracts or we may find it necessary to renegotiate our pricing of affected customers.

Limits on net metering, interconnection of solar energy systems and other operational policies in key markets could limit the number of solar energy systems installed in those markets. For example, California investor-owned utilities are currently required to provide net metering to their customers until the total generating capacity of net metered systems exceeds 5% of the utilities’ “aggregate customer peak demand.” In January 2016, the California Public Utilities Commission, or the CPUC, issued a decision establishing a new net metering program requiring that new customers utilize a time-of-use tariff with no participation cap after the current 5% cap on the existing program is reached. New York is considering a net metering successor program through the Reforming the Energy Vision docket at the state Public Service Commission. If the caps on net metering in key markets are reached and not extended or if the amount or value of credit that customers receive for net metering is significantly reduced or eliminated, future customers will be unable to recognize the current cost savings associated with net metering and existing customers may not recognize the economic benefits that were available at the time their energy contracts were entered into. We rely substantially on net metering when we establish competitive pricing for our prospective customers and the absence of net metering for new customers could greatly limit demand for our solar energy systems and increase the default rate of existing energy contracts.

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

In the past, challenges raising new funds have caused us to delay deployment of a substantial number of solar energy systems for which we had already signed leases or power purchase agreements with customers. For example, following the announcement of Tesla’s proposal to acquire SolarCity, we initially experienced some delays in obtaining some financing and entering into new financing arrangements.  In the event that we continue to experience such delays or encounter additional delays and difficulties in raising new financing funds and credit arrangements, our business, liquidity and financial condition may be materially adversely affected. Our future ability to obtain additional financing depends on the continued confidence of banks and other financing sources in our business model and the solar energy industry as a whole. It could also be impacted by the liquidity needs of such financing sources. In addition, attracting future financing could be more difficult or costly to secure if the quality of our customer contracts, as perceived by our fund investors, were to decrease as a result of an increase in customer default rates, lower credit rating requirements for new customers or other factors. Solar energy has yet to achieve broad market acceptance and depends on continued support in the form of performance-based incentives, rebates, tax credits and other incentives from federal, state, local and foreign governments. If this support diminishes, our ability to obtain external financing, on acceptable terms or otherwise could be materially adversely affected. In addition, we face competition for these third-party investor funds. If we are unable to continue to offer a competitive investment profile, we may lose access to these funds or they may only be available on less favorable terms than are available to our competitors. Our current financing sources may be inadequate to support the anticipated growth in our business plans. Moreover, we will require additional capital in the near term, and we continue to look for opportunities to optimize our capital structure. We plan to pursue sources of such capital through various financing transactions and arrangements. Our inability to secure financing could lead to cancellations and could impair our ability to accept new projects and customers. In addition, our borrowing costs could increase, which would have a material adverse effect on our business, financial condition and results of operations.

Servicing our debt requires a significant amount of cash and we may not have sufficient cash flow from our business to pay our substantial debt; other actions we are forced to take to satisfy our obligations under our indebtedness may not be successful, and the announcement of our proposed acquisition by Tesla and our decreased liquidity may impair our ability to respond.

Our total consolidated indebtedness was $3,440.9 million as of September 30, 2016. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not be able to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing our operations and operating expenses, selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. In addition, our 2.75% Convertible Senior Notes due 2018 issued in November 2013 (the “2018 Notes”), our 1.625% Convertible Senior Notes due 2019 issued in September and October 2014 (the “2019 Notes”) and our Zero Coupon Convertible Senior Notes due 2020 issued in December 2015 (the “2020 Notes” and together with the 2018 Notes and the 2019, the “Notes”), are convertible into shares of common stock, and we may engage in similar issuances of convertible securities in the future to fund our operating and expansion plans.

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

As of September 30, 2016, we had the ability to draw up to an additional $479.7 million under all of our credit facilities. Our secured revolving credit facility, our primary working capital facility, currently has a maximum size of $500 million (with $398.5 million currently committed from several lenders and an additional $101.5 million subject to further conditions) that matures in December 2017. The working capital facility requires us to comply with certain financial, reporting and other requirements. During the first and second quarters of 2016, the margins of our compliance with these financial covenants decreased, particularly with respect to the amount of unencumbered liquidity. While our lenders have given us waivers of certain covenants we have not satisfied in the past, there is no assurance that the lenders will waive or forbear from exercising their remedies with respect to any future defaults that might occur. In addition, we have amended our secured revolving credit facility to provide that our proposed acquisition by Tesla would not be treated as a “change of control,” and to engage in other transactions such as the issuance of the 2020 Notes and issue Solar Bonds debt securities. While we believe that some of the financial and other covenants are generally more favorable to us following these changes, a breach of our covenants may still occur in the future.

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

We have incurred net losses in the past, and we had an accumulated deficit of $344.0 million as of September 30, 2016. We may incur net losses from operations as we increase our spending to finance the expansion of our operations, expand our installation, engineering, administrative, sales and marketing staffs, engage in additional product development activities (including module manufacturing and solar-integrated roofing products) and implement internal systems and infrastructure to support our growth. We do not know whether our revenue will grow rapidly enough to absorb these costs, and our limited operating history makes it difficult to assess the extent of these expenses or their impact on our operating results. Our ability to achieve profitability depends on a number of factors, including:

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

If the Internal Revenue Service or the U.S. Treasury Department were to object to amounts we have claimed as too high of a fair market value on such systems, it could have a material adverse effect on our business, financial condition and prospects. For example, a hypothetical 5% downward adjustment in the fair market value of the $501.2 million of U.S. Department of Treasury grant applications that have been awarded from the beginning of the U.S. Treasury grant program through September 30, 2016 would obligate us to repay up to $25.1 million to our fund investors.

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

We currently anticipate commencing solar module manufacturing sooner than previously expected, in the second quarter of 2017 with photovoltaic cells sourced from external vendors.  We are working with the State of New York to finalize orders of manufacturing equipment related to solar module production.

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

In connection with this quarterly report on Form 10-Q, our management has performed an evaluation of our internal control over financial reporting as of September 30, 2016 pursuant to Section 404 of the Sarbanes-Oxley Act, and has concluded that our internal control over financial reporting and our disclosure controls and procedures were effective as of September 30, 2016.

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

The trading price of our common stock has been volatile since our initial public offering. Since shares of our common stock were sold in our initial public offering in December 2012 at a price of $8.00 per share, the reported high and low sales prices of our common stock on The NASDAQ Stock Market has ranged from $9.20 to $88.35 per share, through November 8, 2016. The market price of our common stock may fluctuate widely in response to many risk factors listed in this section and others beyond our control, including:

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

As of September 30, 2016, our directors and executive officers and their affiliates, in the aggregate, owned approximately 32% of the outstanding shares of our common stock. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might affect the market price of our common stock.

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

Date: November 9, 2016

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

10.5c	Renewal Notice , between RAR2-Clearview Business Park Owner, LLC, as successor-in-interest to Locon San Mateo, LLC, and the Registrant, dated as of July 13, 2016.

10.19t**

Required Group Agent Action No. 21, dated as of July 29, 2016, by and among by and among Megalodon Solar, LLC (an indirect wholly-owned subsidiary of the Registrant), as borrower, the Registrant, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the group agents party thereto.

10.19u**

Required Group Agent Action No. 22, dated as of September 8, 2016, by and among by and among Megalodon Solar, LLC (an indirect wholly-owned subsidiary of the Registrant), as borrower, the Registrant, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the group agents party thereto.

10.19v

Required Group Agent Action No. 23, dated as of September 15, 2016, by and among by and among Megalodon Solar, LLC (an indirect wholly-owned subsidiary of the Registrant), as borrower, the Registrant, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the group agents party thereto.

10.19w**

Required Group Agent Action No. 24, dated as of September 20, 2016, by and among by and among Megalodon Solar, LLC (an indirect wholly-owned subsidiary of the Registrant), as borrower, the Registrant, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the group agents party thereto.

10.19x**

Administrative Agent Action No. 25, dated as of September 30, 2016, by and among by and among Megalodon Solar, LLC (an indirect wholly-owned subsidiary of the Registrant), as borrower, the Registrant, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the group agents party thereto.

10.19y**

Required Group Agent Action No. 26, dated as of October 5, 2016, by and among by and among Megalodon Solar, LLC (an indirect wholly-owned subsidiary of the Registrant), as borrower, the Registrant, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the group agents party thereto.

10.23

Voting and Support Agreement, dated as of July 31, 2016, by and among SolarCity Corporation, Elon Musk and the Elon Musk Revocable Trust dated July 22, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 1, 2016).

10.24*	Barnard Transition Agreement dated July 29, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 3, 2016).

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit Description

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Labels Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.
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