Form 10-K
period 2016-12-31
SOLARCITY CORP
filed 2017-03-01
CIK 1408356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of voting stock held by non-affiliates of the registrant based on the closing price of $23.93 for shares of the registrant’s common stock as reported by the NASDAQ Global Select Market, was approximately $1,615.7 million.

Since November 21, 2016 and on January 31, 2017, 100 shares of the registrant’s common stock, $0.01 par value, were outstanding, all of which were owned directly by Tesla, Inc.

REDUCED DISCLOSURE FORMAT

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The discussions in this Annual Report on Form 10-K contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, profitability, expected cost reductions, capital adequacy, expectations regarding demand and acceptance for our products, growth opportunities and trends in the markets in which we operate, prospects and plans and objectives of management. The words “anticipates”, “believes”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “will”, “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission. We do not assume any obligation to update any forward-looking statements.

PART I

ITEM 1. BUSINESS

Overview

SolarCity’s founding vision is to accelerate mass adoption of sustainable energy. We believe solar power can and will become the world’s predominant source of energy, and that we can speed widespread adoption of solar power by offering products that save our customers money. In November 2016, we were acquired by Tesla, Inc., or Tesla, with a goal of creating the world’s first vertically integrated sustainable energy company to provide customers with a simple one-stop experience for clean energy generation, storage and transportation.

We sell renewable energy and energy storage solutions to our customers, typically at prices below utility rates, and are focused on reducing the costs of adopting solar energy. We make it easy for our customers to adopt solar energy by designing, permitting, financing, and installing our solar energy and storage systems, and performing maintenance and monitoring services. We offer our customers the ability to go solar for little to no upfront costs, or we sell solar energy and energy storage systems to our customers with a variety of financing alternatives.

2016 Operational Highlights:

Our 2016 operational highlights include the following:

•

Acquisition by Tesla – With our acquisition by Tesla, we have combined to create the world’s only vertically integrated sustainable energy company, offering customer solutions ranging from clean energy generation to storage to transportation.

•

Solar Roof Announcement – With Tesla, we announced the launch of our Solar Roof, seamlessly integrating high-efficiency solar energy production with aesthetically pleasing and extremely durable glass roofing tiles, designed to complement and power customer homes.

•

Manufacturing Relationship with Panasonic – We entered into long-term agreements with Panasonic to manufacture custom solar cell and solar panels at the Riverbend manufacturing facility located in Buffalo, New York, designed to accompany Tesla’s Powerwall and Powerpack energy storage products.

•

Worldwide Microgrid Service – We made continued advancements in our GridLogic microgrid services, with an installation on the island of Ta’u in American Samoa designed to replace the costly need to transport diesel fuel for generators with affordable, reliable solar power.

Our Approach

Through our collaboration with Tesla, our vertically-integrated offerings enable our customers to lower their energy costs with distributed solar energy in a simple and efficient process. We have disrupted the industry status quo by providing renewable energy directly to customers, typically for less than they are currently paying for utility-generated energy. Unlike utilities, we provide energy with a predictable cost structure that does not rely on limited fossil fuels and is insulated from rising retail electricity prices. We also provide assurances to our customers as to the amount of electricity produced by our solar energy systems. Our strategy is to create a best-in-class vertically-integrated operation focused on leveraging differentiated technology and our significant scale to lead the way in driving down the cost of solar energy to an affordable level for more and more people across the country and, eventually, the world. By focusing on technology solutions, we are working to build a cleaner, more affordable, more resilient energy distribution grid. By putting cleaner and more affordable energy in the hands of the consumer, we are building a broad portfolio of customers with relationships we aim to retain for life and ultimately a network of distributed solar energy systems that could transform the way energy is delivered globally.

Our Financial Strategy and Product Offerings

SolarCity is an industry leader in offering innovative financing alternatives for our customers. In 2008, we launched the SolarLease, offering customers a fixed monthly fee at rates that typically translated into lower monthly utility bills with an electricity production guarantee from a SolarCity-owned system. This was followed in 2009 by the launch of the SolarPPA, a power purchase agreement charging customers a fee per kilowatt hour, or kWh, based on the amount of electricity produced by our solar energy systems at rates typically lower than their local utility rate. Our current standard SolarLease and SolarPPA offerings have 20-year terms, and we typically offer the opportunity to renew for up to an additional 10 years. In 2014, we launched our first loan product with a SolarCity-financed loan allowing customers to finance the purchase of a solar energy system, and we followed that in 2016 with our current Solar Loan product. Our current Solar Loan offers third-party financing alternatives to finance the purchase of a solar energy system and allow customers to take direct advantage of federal tax credits to reduce their electricity costs.

Our long-term SolarLeases and SolarPPAs create high-quality recurring payments, investment tax credits, accelerated tax depreciation and other incentives. We perceive our recurring customer payments as high-quality assets because electricity is a necessity, and our customers typically include individuals with high credit scores, commercial businesses and government agencies. In addition, we have experienced extremely low historic default rates on payments from our customers, with average net loss rates in 2016 less than 1%. Our financial strategy is to monetize these assets at the lowest cost of capital. We share the economic benefit of this lower cost of capital with our customers by lowering the price they pay for energy.

Historically, we have monetized the assets created by our customer agreements through financing funds we have formed with fund investors and by leveraging the value of our residual interests. In general, we contribute and sell solar assets to the financing funds in exchange for upfront cash and a residual interest. The allocation of the economic benefits, as well as the timing of receipt of such economic benefits, among us and the fund investors varies depending on the structure of the financing fund. We use the cash received from financing funds and borrowings against the value of our residual interests to cover costs associated with installing the related solar energy systems. At the end of 2016, we had over 54 financing funds with 22 different investors, comprised mostly of large financial institutions and large blue chip corporations, and had engaged in a number of long-term strategic transactions, including securitization and cash equity transactions.

Our customer base is comprised primarily of residential homeowners, commercial businesses, schools and universities, and federal, state and local government entities.  We have completed installations in 28 states, the District of Columbia, Puerto Rico, Canada and Mexico, and maintain operations centers across the United States. We generally group our commercial, educational and governmental customers together for our internal customer management purposes. We intend to expand our footprint domestically and internationally wherever distributed solar energy generation is a viable economic alternative to utility generation.

In addition, we are continuing to develop proprietary microgrid and other battery management systems designed to work seamlessly with Tesla energy storage products to enable remote, fully bidirectional control of distributed energy storage that can potentially provide significant benefits to our customers, utilities and grid operators.

We are organized and operate in a single segment. See Note 2 to our consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

Operations and Suppliers

We purchase major components such as solar panels and inverters directly from multiple manufacturers. As of December 31, 2016, our primary solar panel suppliers were Canadian Solar Inc., Trina Solar Limited, REC Americas LLC, Hanwha Q-Cells America, and LG Electronics, among others, and our primary inverter suppliers were ABB Inc., SolarEdge Technologies, Inc., Fronius USA, LLC, Solectria Renewables, LLC and Delta Electronics, among others. We typically enter into master contractual arrangements with our major suppliers that define the general terms and conditions of our purchases, including warranties, product specifications, indemnities, delivery and other customary terms. We typically purchase solar panels and inverters on an as-needed basis from our suppliers at then-prevailing prices pursuant to purchase orders issued under our master contractual arrangements.

In December 2016, we entered into long-term agreements with Panasonic to manufacture custom solar cells and solar panels at the Riverbend manufacturing facility located in Buffalo, New York, with negotiated pricing provisions and the intent to manufacture 1 Gigawatt of solar panels annually.

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

We also compete with companies that provide products and services in distinct segments of the downstream solar energy and energy-related products value chain. Many companies only install solar energy systems, while others only provide financing for these installations. In the residential solar energy system installation market, our primary competitors include Vivint Solar Inc., Sunrun Inc., Trinity Solar, Sungevity, Inc., and many smaller local solar companies. In the commercial solar energy system installation market, our competitors include SunPower Corporation, Safari Energy, Greenskies Renewable Energy, Borrego Solar Systems, Inc and numerous other companies.

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

As of December 31, 2016, SolarCity and our wholly owned subsidiaries had approximately 131 issued patents and 296 patent applications pending with the U.S. Patent and Trademark Office, 64 patents issued/registered and 135 patent applications pending with foreign patent and trademark offices. These patent assets cover various SolarCity technologies, such as solar cells, installation and mounting hardware, financial products, electrical hardware, monitoring solutions and related software. Our issued patents start expiring in 2025. SolarCity intends to continue to file additional patent applications. In addition, SolarCity and our wholly owned subsidiaries had approximately 60 trademark registrations and 46 pending trademark applications. SolarCity’s registered and unregistered trademarks in the United States and in certain other countries cover, for example, “SolarCity” and “SolarCity and Sun logo.”

All of our employees and independent contractors are required to sign agreements acknowledging that all inventions, trade secrets, works of authorship, developments and other processes generated by them on our behalf are our property and assigning to us any ownership that they may claim in those works.

Securing Our Solar Energy Systems

For solar energy systems installed under our SolarLease and SolarPPA, we file a uniform commercial code financing statement, or UCC-1, on the systems in the real property records where each system is located prior to or when the system is installed. We file the UCC-1 to provide notice of our interests in the solar energy system to anyone who might perform a title search on the address where the system is located.

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

Section 25D of the IRC allows a taxpayer to claim a credit for a residential solar energy system that is owned by the homeowner. This credit is available at 30% for systems that are placed in service by December 31, 2019, at 26% for systems placed in service in 2020, and at 22% for systems placed in service in 2021.  The credit is scheduled to expire effective January 1, 2022. Customers who purchase their solar energy systems for cash or through our Solar Loan are eligible to claim the Section 25D investment tax credit.

Approximately half of U.S. states offer a personal and/or corporate investment or production tax credit for solar, which are additive to the Federal ITC. Further, more than half of U.S. states, and many local jurisdictions, have established property tax incentives for renewable energy systems, which include exemptions, exclusions, abatements and credits.

Some utilities offer rebates or other cash incentives for the installation and operation of a solar energy system or energy-related products. Capital costs or “up-front” rebates provide payments to solar customers based on the cost, size or expected production of a customer’s solar energy system. Performance-based incentives provide cash payments to a system owner based on the energy generated by their solar energy system during a pre-determined period, and they are paid over that time period.

Forty-one states, Washington, D.C. and Puerto Rico have a form of regulatory policy known as net energy metering, or net metering, available to new solar customers. Net metering typically allows solar customers to interconnect their on-site solar energy systems to the utility grid and offset their utility electricity purchases by receiving a bill credit at the utility’s retail rate for energy generated by their solar energy system that is exported to the grid in excess of electric load used by customers. Each of the states where we currently serve customers has adopted a net metering policy except for Texas, where certain individual utilities have adopted net metering or a policy similar to net metering. Typically, at the end of the billing period, the customer simply pays for the net energy used or receives a credit at the retail rate if more energy is produced than consumed.

Some states have established limits on net metering. For example, in October 2015, the Hawaii Public Utilities Commission capped the state’s net metering program at existing levels and net metering no longer is available to new customers. In late December 2015, the Nevada Public Utilities Commission (PUCN) also effectively capped the state’s net metering program at existing levels and net metering no longer was available to new customers. At that time, the PUCN also adopted new rules that include significant additional monthly charges on customers who interconnect their solar energy systems, and a significant reduction in the amount of bill credit customers receive for energy generated by their solar energy system that is exported to the grid in excess of electric load used by customers. Subsequently, the PUCN modified portions of the new rules to be more favorable for solar customers, including providing grandfathering treatment for existing net metering customers and reopening a specified capacity of net metering for new customers in northern Nevada. However, at this time net metering still is not available to new customers in southern Nevada.

California investor-owned utilities are required to provide net metering to their customers until the total generating capacity of net metered systems exceeds 5% of the utilities’ “aggregate customer peak demand.” In January 2016, the California Public Utilities Commission established a new net metering program requiring that customers utilize a time-of-use tariff, with no participation cap that will apply after the utility’s 5% cap on the original net metering program is reached. PG&E and SDG&E have reached their 5% caps on the original program and now offer the uncapped new net metering program to new customers.

Sales of electricity and non-sale equipment leases by third-parties, such as our SolarLeases and SolarPPAs, face regulatory challenges in some states and jurisdictions. Other challenges pertain to whether third-party owned systems qualify for the same levels of rebates or other non-tax incentives available for customer-owned solar energy systems, and whether third-party owned systems are eligible for these incentives.

Many states also have adopted procurement requirements for renewable energy production, such as an enforceable renewable portfolio standard, or RPS, or other mandated renewable capacity policy that requires covered entities to procure a specified percentage of total electricity delivered to customers in the state from eligible renewable energy sources, such as solar energy systems, by a specified date. In addition, several other states have set voluntary goals for renewable generation. Many states with RPS policies require a minimum portion of the RPS be met by solar, with substantial penalties for non-compliance. To prove compliance with such mandates, utilities typically must surrender renewable energy certificates. A solar renewable energy certificate, or SREC, is a tradable credit that represents all of the clean energy benefits of electricity generated from a solar energy system. Every time a solar energy system generates 1,000 kWh of electricity, one SREC is issued or minted by a government agency. The SREC can then be sold or traded separately from the energy produced, generally through brokers and dealers facilitating individually negotiated bilateral arrangements. SRECs are primarily valuable because they help utilities and other energy suppliers comply with RPS standards.

Employees

As of December 31, 2016, we had approximately 12,243 total employees. Approximately 5,332 worked in operations, installations and manufacturing; 4,155 in various sales and marketing related departments and 2,756 in general and administrative and research and development related departments. Our employees are not currently represented by any labor union or subject to any collective bargaining agreement. We have not experienced any work stoppages, and we consider our relationship with our employees to be good.

Corporate Information

We were incorporated in June 2006 as a Delaware corporation. In November 2016, we were acquired by, and now operate as a wholly owned subsidiary of, Tesla, Inc. Our headquarters are located at 3055 Clearview Way, San Mateo, California 94402, and our telephone number is (650) 638-1028. You can access our website at www.solarcity.com. Information contained on our website is not a part of, and is not incorporated into, this annual report on Form 10-K, and the inclusion of our website address in this annual report on Form 10-K is an inactive textual reference only. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act are available free of charge on the Investors portion of the Tesla web site as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below, together with the other information contained in this annual report on Form 10-K, including our consolidated financial statements and related notes. The risks described below are not the only risks facing our company. Any of the following risks and additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition, results or operations. In such case, our ability to repay borrowed amounts when due may be impaired, and you may lose all or part of your original investment.

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

Future changes to government or internal utility regulations and policies could also reduce our competitiveness, cause a significant reduction in demand for our products and services, and threaten the economics of our existing energy contracts. For example, in October 2015, the Hawaii Public Utilities Commission capped the state’s net metering program at existing levels and net energy metering no longer is available to new customers.

In other jurisdictions, it has been proposed that additional fees and other charges be assessed on customers purchasing energy from solar energy systems. In particular, the Salt River Project, or SRP, in Arizona has imposed anticompetitive penalties on new solar customers in an attempt to exclude rooftop solar, and in response in March 2015 we filed a lawsuit in federal court in Arizona, asking the court to stop SRP’s anti-competitive behavior. In 2016, seventy one actions relating to fixed charges were taken by utilities around the country.  In the event that effective net metering programs are limited in California, Arizona and other key markets or any such fees or charges are imposed, our ability to attract new customers and compete with the price of electricity generated by local utilities in these jurisdictions may be severely limited, and such unaccounted for increases in the fees or charges applicable to existing customer agreements may increase the cost of energy to those customers and result in an increased rate of defaults under our customer agreements. Any of these results could reduce demand for our solar energy systems, harm our business, prospects, financial condition and results of operations.

We rely on net metering and related policies to offer competitive pricing to our customers in our key states.

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

Limits on net metering, interconnection of solar energy systems and other operational policies in key markets could limit the number of solar energy systems installed in those markets. For example, in late December 2015, the Nevada Public Utilities Commission (PUCN) effectively capped the state’s net metering program at existing levels and net metering no longer was available to new customers. Subsequently, the PUCN modified portions of the new rules to be more favorable for solar customers, including providing grandfathering treatment for existing net metering customers and reopening a specified capacity of net metering for new customers in northern Nevada. However, at this time net metering still is not available to new customers in southern Nevada. If the caps on net metering in key markets are reached and not extended or if the amount or value of credit that customers receive for net metering is significantly reduced or eliminated, future customers will be unable to recognize the current cost savings associated with net metering and existing customers may not recognize the economic benefits that were available at the time their energy contracts were entered into. We rely substantially on net metering when we establish competitive pricing for our prospective customers and the absence of net metering for new customers could greatly limit demand for our solar energy systems.

Regulatory limitations associated with technical considerations may significantly limit our ability to sell electricity from our solar energy systems in certain states.

Regulatory limits associated with technical considerations may curb our growth in certain key states. For example, the Federal Energy Regulatory Commission has promulgated small generator interconnection procedures that recommend limiting customer-sited intermittent generation resources, such as our solar energy systems, to a certain percentage of peak load on a given electrical feeder circuit. Similar limits have been adopted by various states and could constrain our ability to market to customers in certain geographic areas where the concentration of solar installations exceeds the limit. For example, Hawaiian electric utilities have adopted certain policies that limit distributed electricity generation in certain geographic areas. While these limits have constrained our growth in certain parts of Hawaii, policy developments in Hawaii generally have allowed distributed electricity generation penetration despite the electric utility-imposed limitations. Furthermore, in certain areas, we benefit from policies that allow for expedited or simplified procedures related to connecting solar energy systems to the power grid. If such procedures are changed or cease to be available, our ability to sell the electricity generated by solar energy systems we install may be adversely impacted. As adoption of solar distributed generation increases, along with the operation of large-scale solar generation in key markets such as California, the amount of solar energy being fed into the power grid may surpass the amount planned for relative to the amount of aggregate demand. Some utilities claim that within several years, solar generation resources may reach a level capable of causing an over-generation situation that could require some solar generation resources to be curtailed to maintain operation of the grid. The adverse effects of such curtailment without compensation could adversely impact our business, results of operations and future growth.

Our business currently depends on the availability of rebates, tax credits and other financial incentives. The expiration, elimination or reduction of these rebates, credits and incentives may adversely impact our business.

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

Our leases and power purchase agreements are third-party ownership arrangements. Sales of electricity by third-parties face regulatory challenges in some states and jurisdictions. Other challenges pertain to whether third-party owned systems qualify for the same levels of rebates or other non-tax incentives available for customer-owned solar energy systems, whether third-party owned systems are eligible at all for these incentives and whether third-party owned systems are eligible for net metering and the associated significant cost savings. In some states and utility territories, third-parties that own solar energy systems are limited in the way that they may deliver solar energy to their customers. In jurisdictions such as Arizona, Florida, Kentucky, North Carolina, Oklahoma and the Los Angeles Department of Water and Power service territory, laws have been interpreted to prohibit the sale of electricity pursuant to our standard power purchase agreement. This has led us and other solar energy system providers that utilize third-party ownership arrangements to offer leases rather than power purchase agreements in such jurisdictions. Imposition of such limitations in additional jurisdictions or reductions in, or eliminations of, incentives for third-party owned systems could reduce demand for our systems, adversely impact our access to capital and cause us to increase the price we charge our customers for energy.

We need to enter into additional substantial financing arrangements to facilitate our customers’ access to our solar energy systems, and if this financing is not available to us on acceptable terms, if and when needed, our ability to grow our business would be materially adversely impacted.

Our future success depends on our ability to raise capital from third-party fund investors to help finance the deployment of our residential and commercial solar energy systems. In particular, our strategy is to reduce the cost of capital through these arrangements to improve our margins, offset future reductions in government incentives and maintain the price competitiveness of our solar energy systems. If we are unable to establish new financing funds for third-party ownership arrangements when needed, or on desirable terms, to enable our customers’ access to our solar energy systems with little or no upfront cost, we may be unable to finance installation of our customers’ systems, or our cost of capital could increase and our liquidity may be significantly constrained, any of which would have a material adverse effect on our business, financial condition and results of operations. To date, we have raised capital sufficient to finance installation of our customers’ solar energy systems from a number of financial institutions and other large companies (including some that may be considered competitors to Tesla). In the past, challenges raising new funds have caused us to delay customer installations for brief periods of time.

The availability of this tax-advantaged financing depends upon many factors, including:

•	the continued confidence of banks and other financing sources in the solar energy industry and the quality of our customer contracts;
•	the state of financial and credit markets, and the liquidity needs of banks and other financing sources;
•

our ability to compete with other renewable energy companies for the limited number of potential fund investors, each of which has limited funds and limited appetite for the tax benefits associated with these financings;

•	changes in the legal or tax risks associated with these financings;
•	non-renewal of government incentives or decreases in the associated benefits; and
•	no adverse changes in the regulatory environment affecting the economics of our existing energy contracts.

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

Solar energy has yet to achieve broad market acceptance and depends on continued support in the form of performance-based incentives, rebates, tax credits and other incentives from federal, state, local and foreign governments. If this support diminishes, our ability to obtain external financing, on acceptable terms or otherwise, could be materially adversely affected.

Our ability to draw on financing commitments is subject to the conditions of the agreements underlying our financing funds, including the mix of types of energy contracts that we contribute and measures of customer credit. If we do not satisfy such conditions due to events related to our business or a specific financing fund, developments in our industry (including related to the Department of Treasury Inspector General investigation) or otherwise, and as a result we are unable to draw on existing commitments, it could have a material adverse effect on our business, liquidity, financial condition and prospects. If any of the financial institutions or large companies that currently invest in our financing funds decide not to invest in future financing funds due to general market conditions, concerns about our business or prospects, the pendency of the Department of Treasury Inspector General investigation or any other reason, or materially change the terms under which they are willing to provide future financing, we may be unable to raise sufficient financing to engage in the third-party ownership arrangements that have fueled our growth to date.

Servicing our debt requires a significant amount of cash and we may not have sufficient cash flow from our business to pay our substantial debt; other actions we are forced to take to satisfy our obligations under our indebtedness may not be successful.

Our total consolidated indebtedness was $3,580.4 million as of December 31, 2016, representing outstanding recourse indebtedness of $1,628.8 million and non-recourse indebtedness of $1,951.6 million.

While our non-recourse credit facilities have been structured to be supported solely by the assets that are pledged as collateral, and, to date, we have not experienced any failure to pay such non-recourse indebtedness, our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on such factors as:

•	our future operational and financial performance;
•	global economic, financial, competitive and other factors beyond our control;
•	incorrect assumptions as to the amount of future cash flows to be produced by the solar assets subject to the non-recourse credit facilities;
•	the potential for widespread failure of solar energy systems and related components due to product defects;
•	the potential of widespread disasters for which our insurance coverage proves to be insufficient; and
•	changes in laws, regulations or policies that adversely affect the treatment of third-party owned solar energy systems.

As a result of these and other factors, our business may not be able to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. In addition, we may not fully achieve the full anticipated benefits and other cost reductions as a result of our acquisition by Tesla.  If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing our operations and operating expenses, selling assets, restructuring debt or obtaining additional capital on terms that may be onerous.

Our ability to refinance our existing indebtedness will depend on the financial markets and our financial condition at such time, and the occurrence of certain events and concerns regarding our business and liquidity, and general market conditions may make it difficult for us to access the financial markets or to refinance our existing indebtedness or raise additional funds on acceptable terms. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations or otherwise significantly limit our ability to respond to periods of increased liquidity pressure.

We expect to incur substantially more debt or take other actions which would intensify the risks discussed above.

A major part of our financial strategy is to monetize the customer payments and incentives associated with the deployment of solar energy systems under our third-party ownership arrangements through non-recourse borrowings against our interests to finance our operations. We and our subsidiaries expect to incur substantial additional non-recourse debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. Incurring such additional debt could have the effect of diminishing our ability to make payments on existing indebtedness when due, and otherwise limiting our ability to respond to periods of increased liquidity pressure. Although certain of our existing credit facilities restrict our ability to incur additional indebtedness, including recourse and secured indebtedness, we may be able to obtain amendments and waivers of such restrictions or may not be subject to such restrictions under the terms of any subsequent indebtedness. As the total amount of indebtedness we carry increases, we may be unable to enter into new credit facilities or refinance existing credit facilities and other indebtedness on acceptable terms, any such failure could constrain our liquidity and adversely impact our business, results of operations and future growth.

We may have trouble refinancing our existing indebtedness or obtaining new financing for our working capital, equipment financing and other needs in the future or complying with the terms of existing credit facilities. If credit facilities are not available to us on acceptable terms, if and when needed, or if we are unable to comply with their terms, our ability to respond to periods of constrained liquidity and to operate our business in accordance with current operating plans would be adversely impacted.

As of December 31, 2016, we had the ability to draw up to an additional $468.0 million under all of our credit facilities. Our secured revolving credit facility, our primary working capital facility, currently has a maximum size of $500 million (with $393.5 million currently committed from several lenders and an additional $106.5 million subject to further conditions) that matures in December 2017. The working capital facility requires us to comply with certain financial, reporting and other requirements. During the first and second quarters of 2016, the margins of our compliance with these financial covenants decreased, particularly with respect to the amount of unencumbered liquidity. While our lenders have given us waivers of certain covenants we have not satisfied in the past, there is no assurance that the lenders will waive or forbear from exercising their remedies with respect to any future defaults that might occur.

If we are unable to satisfy financial covenants and other terms under existing or new facilities, obtain associated waivers or forbearance from our lenders, or if we are unable to obtain refinancing or new financings for our working capital, equipment, convertible senior notes and other needs on acceptable terms if and when needed, our business would be adversely affected.

Although our acquisition by Tesla in an all-stock transaction did not result in a “fundamental change,” we continue to be responsible for payments of interest during the term and may need to repay principal at maturity unless the stock price of Tesla significantly appreciates and the convertible senior notes are converted into Tesla common stock. We may need to refinance the convertible senior notes. Our failure to pay amounts when due or repurchase the convertible senior notes when required would constitute a default which could also result in defaults under other agreements governing our existing or future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the convertible senior notes.

We have incurred losses and may be unable to achieve or sustain profitability in the future.

We have incurred net losses in the past, and we had an accumulated deficit of $77.9 million as of December 31, 2016. We may continue to incur net losses from operations if we are unable to fully achieve the anticipated benefits of our acquisition by Tesla, or if we increase our spending to finance any expansion of our operations, engage in additional product development activities (including solar-integrated roofing products) and implement internal systems and infrastructure to support our growth. We do not know whether our revenue will grow rapidly enough to absorb these costs, and our limited operating history in many of these areas makes it difficult to assess the extent of these expenses or their impact on our operating results. Our ability to achieve profitability depends on a number of factors, including:

•	successful integration with Tesla;
•	growing our customer base;
•	increasing the mix of cash sales and loans;
•	finding investors willing to invest in our financing funds;
•	maintaining and further lowering our cost of capital; and
•	reducing the cost of components for our solar energy systems.

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

If the Internal Revenue Service or the U.S. Treasury Department were to object to amounts we have claimed as too high of a fair market value on such systems, it could have a material adverse effect on our business, financial condition and prospects. For example, a hypothetical 5% downward adjustment in the fair market value of the $501.2 million of U.S. Department of Treasury grant applications that have been awarded from the beginning of the U.S. Treasury grant program through December 31, 2016 would obligate us to repay up to $25.1 million to our fund investors.

We have historically benefited from the declining cost of solar panels and other system components, and our business and financial results may be harmed as a result of increases in costs or tariffs imposed by the U.S. government on imported solar panels and other system components.

The declining cost of solar panels and the raw materials necessary to manufacture them has been a key driver in the pricing of our solar energy systems and customer adoption of this form of renewable energy. In the event of a significant increase of solar panel and raw materials prices, our ability to compete and our financial results could suffer. Further, the cost of solar panels and raw materials could potentially increase in the future due to a variety of factors which we cannot control, including the imposition of duties, subsidies and/or safeguards or other trade-related costs or penalties or shortages of essential components. Currently, global production of solar panels is at a point of oversupply, and prices are continuing to decline.  As we increase our solar panel manufacturing operations (including our manufacturing relationship with Panasonic and our solar-integrated roofing products), future price declines may harm our ability to compete and produce solar panels at prices equal to or less than our competitors.

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

In December 2016, we entered into agreements with Panasonic to manufacture solar cells and modules at the Manufacturing Facility.  Our expectations as to the cost of building the Manufacturing Facility, acquiring manufacturing equipment and supporting our manufacturing relationship with Panasonic and other operations may prove incorrect, which could subject us to significant expenses to achieve the desired benefits under the Riverbend Agreement. In the event of any cost overruns in construction, commissioning, acquiring manufacturing equipment or operating the Manufacturing Facility, we may incur additional capital and operating expenses that would have a material adverse effect upon our business operations and prospects.

Our projections as to the time and expense necessary to build the Manufacturing Facility and acquire the manufacturing equipment may prove incorrect and subject us to significant delay and additional expense.

We currently anticipate commencing solar module and solar roof manufacturing in the second half of 2017 with photovoltaic cells sourced from Panasonic, and are working towards ramping production to 1 gigawatt of solar cell production by 2019.  We are working with the State of New York to finalize orders of manufacturing equipment related to solar module production.

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

The majority of our cash flows to date have been from solar energy systems under lease and power purchase agreements that have been monetized under various financing fund and borrowing structures. One of the components of this monetization is the present value of the payment streams from our customers who enter into these leases and power purchase agreements. If the rate of return required by investors rises as a result of a rise in interest rates, it will reduce the present value of the customer payment stream and consequently reduce the total value that we are able to derive from monetizing the payment stream. Interest rates are at historically low levels, partially as a result of intervention by the U.S. Federal Reserve. The U.S. Federal Reserve has taken actions to taper its intervention, and should these actions continue, it is likely that interest rates will rise, which could cause our cost of capital to increase and impede our ability to secure financing. As a result, our business and financial condition could be harmed.

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

Our long-term strategic plans include international expansion and we intend to sell our solar energy products and services in international markets. For example, in August 2015, we acquired S.A. de C.V., or Ilioss to expand our operations into Mexico.

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

•	political and economic instability, including wars, acts of terrorism, political unrest, boycotts, curtailments of trade and other business restrictions;
•	the inability to work successfully with third-parties with local expertise to co-develop international projects;
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

We are subject to the Foreign Corrupt Practices Act of 1977, or the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other anti-bribery and anti-money laundering laws in countries in which we conduct activities. We face significant risks if we fail to comply with the FCPA and other anticorruption laws that prohibit companies and their employees and third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to foreign government officials, political parties, and private-sector recipients for the purpose of obtaining or retaining business. In many foreign countries, particularly in countries with developing economies, it may be a local custom that businesses engage in practices that are prohibited by the FCPA or other applicable laws and regulations. We may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities (for example, Mexico’s electricity sector is federally owned and controlled by the Federal Electricity Commission). We can be held liable for the corrupt or other illegal activities of our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. Any violation of the FCPA, other applicable anticorruption laws, and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions and, in the case of the FCPA, suspension or debarment from U.S. government contracting, which could have a material adverse effect on our business, financial condition, cash flows and reputation. In addition, responding to any enforcement action may result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees.

Our vertical integration and continued international expansion efforts may subject us to additional regulatory risks that may impact our operating results. For example, we will have to ensure we are in compliance with any bilateral and/or multilateral free trade agreements in addition to understanding trade remedies that directly affect those products and components involved in the construction of our solar energy systems, which are procured from vendors and manufacturers outside of the United States.  Some of these components, particularly solar panels and mounting hardware made from aluminum extrusions, may be subject to antidumping and countervailing duties.

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

We may not realize the anticipated benefits of past or future acquisitions, and integration of these acquisitions may disrupt our business.

In August 2015, we acquired Iliosson S.A. de C.V., a commercial and industrial solar project developer in Mexico.  In September 2014, we acquired Silevo, LLC, a solar panel technology and manufacturing company. In 2013, we acquired Zep Solar, Common Assets, certain assets of Paramount Solar and completed other smaller acquisitions. In the future, we may acquire additional companies, project pipelines, products or technologies, or enter into joint ventures or other strategic initiatives. Our ability as an organization to integrate acquisitions is unproven. We may not realize the anticipated benefits of our acquisitions or any other future acquisition or the acquisition may be viewed negatively by customers, financial markets or investors.

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

In the past we have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with this annual report on Form 10-K, our management has performed an evaluation of our internal control over financial reporting as of December 31, 2016 pursuant to Section 404 of the Sarbanes-Oxley Act, and has concluded that our internal control over financial reporting and our disclosure controls and procedures were effective as of December 31, 2016.

If we are not able to maintain effective internal control over financial reporting and disclosure controls and procedures, or if additional material weaknesses are discovered in future periods, a risk that is significantly increased in light of the complexity of our business and investment funds, we may be unable to accurately and timely report our financial position, results of operations, cash flows or key operating metrics, which could result in late filings of our annual and quarterly reports under the Exchange Act, restatements of our consolidated financial statements or other corrective disclosures, an inability to access commercial lending markets, defaults under our secured revolving credit facility and other agreements, or other material adverse effects on our business, reputation, results of operations, financial condition or liquidity.

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

We have guaranteed payments to the investor in one of our financing funds to compensate for payments that the investor would be required to make to a certain third-party as a result of the investor not achieving a specified minimum internal rate of return in this fund, assessed annually. Although the investor has achieved the specified minimum internal rate of return to date, the amounts of any potential future payments under this guarantee depend on the amounts and timing of future distributions to the investor from the fund and the tax benefits that accrue to the investor from the fund’s activities. Because of uncertainties associated with estimating the timing and amounts of future distributions to the investor, we cannot determine the potential maximum future payments that we could have to make under this guarantee. We may agree to similar guarantees in the future if market conditions require it. Any significant payments that we may be required to make under our guarantees could adversely affect our financial condition.

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

We purchase solar panels, inverters and other system components from a limited number of suppliers, which makes us susceptible to quality issues, shortages and price changes. If we fail to develop, maintain and expand our relationships with existing or new suppliers, including our recent long-term manufacturing relationship with Panasonic, we may be unable to adequately meet anticipated demand for our solar energy systems or we may only be able to offer our systems at higher costs or after delays. If one or more of the suppliers that we rely upon to meet anticipated demand ceases or reduces production, we may be unable to satisfy this demand due to an inability to quickly identify alternate suppliers or to qualify alternative products on commercially reasonable terms.

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

The installation of solar energy systems requires our employees to work at heights with complicated and potentially dangerous electrical systems. The evaluation and installation of our energy-storage and related products requires our employees to work in locations that may contain potentially dangerous levels of asbestos, lead or mold. We also maintain a fleet of thousands of vehicles that our employees use in the course of their work. There is substantial risk of serious injury or death if proper safety procedures are not followed. Our operations are subject to regulation under the U.S. Occupational Safety and Health Act, or OSHA, and equivalent state laws. Changes to OSHA requirements, or stricter interpretation or enforcement of existing laws or regulations, could result in increased costs. If we fail to comply with applicable OSHA regulations, even if no work-related serious injury or death occurs, we may be subject to civil or criminal enforcement and be required to pay substantial penalties, incur significant capital expenditures or suspend or limit operations. In the past, we have had workplace accidents and received citations from OSHA regulators for alleged safety violations, resulting in fines and operational delays for certain projects. Any such accidents, citations, violations, injuries or failure to comply with industry best practices may subject us to adverse publicity, damage our reputation and competitive position and adversely affect our business.

Problems with product quality or performance may cause us to incur warranty expenses and performance guarantee expenses, may lower the residual value of our solar energy systems and adversely affect our financial performance and valuation.

Our solar energy system warranties are lengthy. Customers who buy energy from us under leases or power purchase agreements are covered by warranties equal to the length of the term of these agreements—typically 20 years for leases and power purchase agreements. Depending on the state where they live, customers who purchase our solar energy systems for cash are covered by a warranty up to 10 years in duration. We also make extended warranties available at an additional cost to customers who purchase our solar energy systems for cash. In addition, we provide a pass-through of the inverter and panel manufacturers’ warranties to our customers, which generally range from 5 to 30 years. One of these third-party manufacturers could cease operations and no longer honor these warranties, leaving us to fulfill these potential obligations to our customers. For example, Evergreen Solar, Inc., one of our former solar panel suppliers, filed for bankruptcy in August 2011. Further, we provide a performance guarantee with our leased solar energy systems that compensates a customer on an annual basis if their system does not meet the electricity production guarantees set forth in their lease.

We rely upon assumptions and judgments based on our operating history and accelerated life cycle testing regarding a number of factors, including our anticipated rate of warranty claims and the durability, performance and reliability of our solar energy systems. Our assumptions could prove to be materially different from the actual long-term performance of our systems, causing us to incur substantial expense to repair or replace defective solar energy systems in the future or to compensate customers for systems that do not meet their production guarantees. Product failures or operational deficiencies would also reduce our revenue from power purchase agreements because they are dependent on system production. Any widespread product failures or operating deficiencies may damage our market reputation and adversely impact our financial results.

In addition, we amortize the costs of our solar energy systems over 30 to 35 years, which typically exceeds the period of the component warranties and the corresponding payment streams from our operating lease arrangements with our customers. In addition, we typically bear the cost of removing the solar energy systems at the end of the lease term. Furthermore, it is difficult to predict how future environmental regulations may affect the costs associated with the removal, disposal and recycling of our solar energy systems. Consequently, if the residual value of the systems is less than we expect at the end of the lease, after giving effect to any associated removal and redeployment costs, we may be required to accelerate all or some of the remaining unamortized expenses. This could materially impair our future operating results.

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

We would be exposed to product liability claims if one of our solar energy systems or other products injured any property or persons. Because solar energy systems and many of our other current and anticipated products are electricity-producing and storing devices, it is possible that property or persons could be harmed by our products for reasons including product malfunctions, defects or improper installation. We rely on our general liability insurance to cover product liability claims and have not obtained separate product liability insurance. Any product liability claim we face could be expensive to defend and could divert management’s attention.

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

Despite our precautions, it may be possible for third-parties to obtain and use our intellectual property without our consent. Reverse engineering, unauthorized use or other misappropriation of our proprietary technology could enable third-parties to benefit from our technology without compensating us for doing so. In addition, our proprietary technology may not be adequately protected because:

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

•	the laws of other countries in which we do business may offer less protection for our proprietary technology; and
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

Our success in operating our business depends largely on our ability to use and develop our proprietary technologies and manufacturing know-how without infringing or misappropriating the intellectual property rights of third-parties, many of whom have robust patent portfolios, greater capital resources and decades of manufacturing experience. Any claim of infringement by a third-party, even those without merit, could cause us to incur substantial legal costs defending against the claim and could distract our management and technical personnel from our business. In particular, the validity and scope of claims relating to photovoltaic technology patents may be highly uncertain because they involve complex scientific, legal and factual considerations and analysis. Furthermore, we could be subject to a judgment or voluntarily enter into a settlement, either of which could require us to pay substantial damages. A judgment or settlement could also include an injunction, a court order or other agreement that could prevent us from engaging in certain activities. In addition, we might elect or be required to seek a license for the use of third-party intellectual property, which may not be available on commercially reasonable terms or at all, or if available, the payments under such license may harm our operating results and financial condition. Alternatively, we may be required to develop non-infringing technology, redesign our products or alter our manufacturing techniques and processes, each of which could require significant research and development efforts and expenses and may ultimately not be successful. Any of these events could seriously harm our business, operating results and financial condition.

We are subject to legal proceedings and regulatory inquiries and we may be named in additional claims or legal proceedings or become involved in regulatory inquiries, all of which are costly, distracting to our core business and could result in an unfavorable outcome or a material adverse effect on our business, financial condition, results of operations or the trading price for our securities.

We are involved in claims, legal proceedings (such as the class action and derivative lawsuits filed against us) and receive inquiries from government and regulatory agencies (such as the pending Treasury and Department of Labor investigations) that arise from our normal business activities. In addition, from time to time, third-parties may assert claims against us. We evaluate all claims, lawsuits and investigations with respect to their potential merits, our potential defenses and counter claims, settlement or litigation potential and the expected effect on us. In the event that we are involved in significant disputes or are the subject of a formal action by a regulatory agency, we could be exposed to costly and time-consuming legal proceedings that could result in any number of outcomes. Although outcomes of such actions vary, any claims, proceedings or regulatory actions initiated by or against us, whether successful or not, could result in expensive costs of defense, costly damage awards, injunctive relief, increased costs of business, fines or orders to change certain business practices, significant dedication of management time, diversion of significant operational resources or some other harm to our business. In any of these cases, our business, financial condition or results of operations could be negatively impacted.

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

We typically bear the risk of loss and are generally obligated to cover the cost of maintenance and repair on any solar systems that we sell or lease to our fund investors. At the time we sell or lease a solar system to a fund investor, we enter into a maintenance services agreement where we agree to operate and maintain the system for a fixed fee that is calculated to cover our future expected maintenance costs. If our solar systems require an above-average amount of repairs or if the cost of repairing systems were higher than our estimate, we would need to perform such repairs without additional compensation. If our solar systems, a majority of which are located in California, are damaged in a natural disaster beyond our control, losses could be excluded, such as earthquake damage, or exceed insurance policy limits, and we could incur unforeseen costs that could harm our business and financial condition. We may also incur significant costs for taking other actions in preparation for, or in reaction to, such events. We purchase Property and Business Interruption insurance with industry standard coverage and limits approved by an investor’s third-party insurance advisors to hedge against such risk, but such coverage may not cover our losses.

Any unauthorized disclosure or theft of personal customer information we gather, store and use could harm our reputation and subject us to claims or litigation.

We receive, store and use personal information of our customers, including names, addresses, e-mail addresses, credit information and other housing and energy use information. Unauthorized disclosure of such personal information could harm our business, whether through breach of our systems by an unauthorized party, employee theft or misuse, or otherwise. If we were subject to an inadvertent disclosure of such personal information or if a third-party were to gain unauthorized access to customer personal information in our possession, our operations could be seriously disrupted and we could be subject to claims or litigation arising from damages suffered by our customers. In addition, we could incur significant costs in complying with the multitude of federal, state and local laws regarding the unauthorized disclosure of personal customer information. Finally, any perceived or actual unauthorized disclosure of such information could harm our reputation, substantially impair our ability to attract and retain customers and have an adverse impact on our business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our corporate headquarters and executive offices are located in San Mateo, California, where we occupy approximately 68,025 square feet of office space under a lease that expires in December 2021, with a renewal option. We also lease a regional headquarters in Salt Lake City, Utah, as well as larger offices in San Francisco, San Rafael and Fremont, California. In addition, we lease sales offices, warehouses and manufacturing facilities across the United States and in Mexico and China. We also lease sales and support offices in Ontario, Canada. We believe that our existing facilities are adequate for our current needs and that we will be able to lease suitable additional or alternative space on commercially reasonable terms if and when we need it.

ITEM 3. LEGAL PROCEEDINGS

In July 2012, the Company, along with other companies in the solar energy industry, received a subpoena from the U.S. Treasury Department’s Office of the Inspector General to deliver certain documents in the Company’s possession that were dated, created, revised or referred to after January 1, 2007 and that relate to the Company’s applications for U.S. Treasury grants or communications with certain other solar energy development companies or with certain firms that appraise solar energy property for U.S Treasury grant application purposes. The Inspector General and the Civil Division of the U.S. Department of Justice are investigating the administration and implementation of the U.S Treasury grant program relating to the fair market value of the solar energy systems that the Company submitted in U.S. Treasury grant applications. The Company has accrued a reserve for its potential liability associated with this ongoing investigation as of December 31, 2016.

In February 2013, two of the Company’s financing funds filed a lawsuit in the United States Court of Federal Claims against the United States government, seeking to recover approximately $14.0 million that the United States Treasury was obligated to pay, but failed to pay, under Section 1603 of the American Recovery and Reinvestment Act of 2009. In February 2016, the government filed a motion seeking leave to assert a counterclaim against the two plaintiff funds on the grounds that the government, in fact, paid them more, not less, than they were entitled to as a matter of law. The Company believes that the government’s claims are without merit and expects the plaintiff funds to litigate the case vigorously. Trial in the case is set for the latter half of 2017. The Company is unable to estimate the possible loss, if any, associated with this lawsuit.

On March 28, 2014, a purported stockholder class action lawsuit was filed in the United States District Court for the Northern District of California against the Company and two of its officers. The complaint alleges violations of federal securities laws, and seeks unspecified compensatory damages and other relief on behalf of a purported class of purchasers of the Company’s securities from March 6, 2013 to March 18, 2014. After a series of amendments to the original complaint, the District Court dismissed the amended complaint and entered a judgment in the Company’s favor on August 9, 2016. The plaintiffs have filed a notice of appeal. The Company believes that the claims are without merit and intends to defend against this lawsuit vigorously. The Company is unable to estimate the possible loss, if any, associated with this lawsuit.

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

In June 2014, the Company along with Sunrun, Inc., or Sunrun, filed a lawsuit in the Superior Court of Arizona against the Arizona Department of Revenue, or DOR, challenging DOR’s interpretation of Arizona state law to impose property taxes on solar energy systems that are leased by customers. On June 1, 2015, the Superior Court issued an order rejecting the interpretation of the Arizona state law under which the DOR had sought to tax leased solar energy systems. In that same order, the Superior Court held that a separate Arizona statute, which provides that such systems are deemed to have no value for purposes of calculating property tax, violated certain provisions of the Arizona state constitution. Both the DOR and the Company have appealed the Superior Court’s ruling, and the Court of Appeals heard argument on November 15, 2016. The Company will continue to vigorously pursue its claims.

On March 2, 2015, the Company filed a lawsuit in the United States District Court for the District of Arizona against the Salt River Project Agricultural Improvement and Power District and the Salt River Valley Water Users’ Association, or SRP, alleging that SRP’s imposition of distribution charges and demand charges on new solar energy customers in its territory violates state and federal antitrust laws. On June 23, 2015, SRP moved to dismiss the complaint. On October 27, 2015, the District Court denied SRP’s motion to dismiss in part and granted it in part. In particular, the District Court held that the Company may proceed on its antitrust claims against SRP to seek an injunction blocking SRP’s new charges and may proceed with claims for damages under state laws other than antitrust laws. Furthermore, the District Court held that the Company may not recover monetary damages on its antitrust theories and dismissed two of its antitrust claims while allowing the others to proceed. Discovery has concluded. On September 20, 2016, the District Court entered a stay of the litigation while SRP appeals the District Court’s earlier decision, holding that SRP is subject to state and federal antitrust laws. The Court of Appeals heard argument on November 18, 2016. The Company intends to pursue its claims vigorously.

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

On September 18, 2015, a stockholder derivative action was filed in the Court of Chancery of the State of Delaware, purportedly on behalf of the Company and against the board of directors, alleging that the board of directors breached its duties to the Company by approving stock-based compensation to the non-employee directors that the plaintiff claims is excessive compared to the compensation paid to directors of peer companies. At the Company’s 2016 annual meeting of stockholders, the non-employee director compensation plan was approved and ratified, including by a majority of the shares held by the disinterested stockholders of the Company. As a result, the case has been dismissed, and the matter has been resolved.

On September 21, 2015, the Company filed a lawsuit in the United States District Court for the District of Massachusetts against Seaboard Solar Operations LLC, or Seaboard, and its principal, Stuart Longman, alleging breaches of the various written contracts between the Company and Seaboard, fraud, conversion and unfair business practices. The Company sought a declaratory judgment that it owns and has the right to develop the specified projects and of damages of approximately $16.0 million. In December 2015, the Company settled the lawsuit in exchange for $16.1 million to be paid by Seaboard; upon making the payment, Seaboard will have the rights to the projects.

On November 6, 2015, a putative class action lawsuit, Morris v. SolarCity, was filed in the United States District Court for the Northern District of California against the Company. The complaint alleges that the Company made unlawful telephone marketing calls to the plaintiff and others, in violation of the federal Telephone Consumer Protection Act. The plaintiff seeks injunctive relief and statutory damages, on behalf of himself and a certified class. The Company filed a motion to dismiss the complaint, which the District Court denied on April 6, 2016.   Following discovery, plaintiff filed a motion for class certification on December 15, 2016.  Briefing on class certification is expected to be complete in late February 2017, and the certification motion will be heard in March 2017.  SolarCity continues to believe that the claims are without merit and intends to defend itself vigorously. The Company has accrued a reserve for its potential liability associated with this matter and the Gibbs matter described below, as of December 31, 2016.

On June 1, 2016, a putative class action lawsuit, Gibbs v. SolarCity, alleging that the Company made unlawful telephone marketing calls in violation of the federal Telephone Consumer Protection Act, was filed against the Company in the United States District Court for the District of Massachusetts. The two named plaintiffs seek injunctive relief and statutory damages, on behalf of themselves and a certified class. The Company has moved to dismiss the complaint; the hearing on that motion was held on December 8, 2016. The Company believes that the claims are without merit and intends to defend itself vigorously.  The Company has accrued a reserve for its potential liability associated with this matter and the Morris matter described above, as of December 31, 2016

On August 15, 2016, a purported stockholder class action lawsuit was filed in the United States District Court for the Northern District of California against the Company, two of its officers and a former officer. The complaint alleges that the Company made projections of future sales and installations that the Company failed to achieve and that these projections were fraudulent when made. The plaintiffs claim violations of federal securities laws and seek unspecified compensatory damages and other relief on behalf of a purported class of purchasers of the Company’s securities from May 5, 2015 to February 16, 2016. The Company believes that the claims are without merit and intends to defend against them vigorously. The Company is unable to estimate the possible loss, if any, associated with this lawsuit.

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

From time to time, claims have been asserted, and may in the future be asserted, including claims from regulatory authorities related to labor practices and other matters. Such assertions arise in the normal course of the Company’s operations. The resolution of any such assertions or claims cannot be predicted with certainty. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the Company’s results of operations, prospects, cash flows, and financial position.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

On November 21, 2016, Tesla, Inc. completed its acquisition of SolarCity Corporation. Following this date, all SolarCity Corporation common stock is held by Tesla, Inc., and no established public trading market exists for SolarCity Corporation common stock.

SolarCity Corporation has never declared or paid dividends on its capital stock. Any decision to declare and pay dividends in the future will be made at the discretion of SolarCity Corporation’s board of directors.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

Omitted pursuant to General Instruction I(2)(a) of Form 10-K

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes to those statements included elsewhere in this annual report on Form 10-K. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” and elsewhere in this annual report on Form 10-K. Furthermore, the following discussion and analysis has been abbreviated pursuant to General Instruction I(2)(a) of Form 10-K.

Results of Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated (in thousands).

	Year Ended December 31,
	2016	2015	2014
Revenue:
Operating leases and solar energy systems incentives	$422,326	$293,543	$173,636
Solar energy systems and components sales	308,016	106,076	81,395
Total revenue	730,342	399,619	255,031
Cost of revenue:
Operating leases and solar energy systems incentives	253,653	165,546	92,920
Solar energy systems and components sales	225,269	115,245	83,512
Total cost of revenue	478,922	280,791	176,432
Gross profit	251,420	118,828	78,599
Operating expenses:
Sales and marketing	442,590	457,185	238,608
General and administrative	228,980	244,508	156,426
Pre-production expense	69,306	—	—
Restructuring and other	105,922	—	—
Research and development	54,963	64,925	19,162
Total operating expenses	901,761	766,618	414,196
Loss from operations	(650,341)	(647,790)	(335,597)
Interest and other expenses:
Interest expense – recourse debt	42,162	28,145	14,522
Interest expense – non-recourse debt	74,527	29,905	13,537
Other interest expense and amortization of debt discounts and fees, net	39,965	33,889	27,699
Other expense, net	13,660	25,767	10,611
Total interest and other expenses	170,314	117,706	66,369
Loss before income taxes	(820,655)	(765,496)	(401,966)
Income tax benefit (provision)	308	(3,326)	26,736
Net loss	(820,347)	(768,822)	(375,230)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(1,059,121)	(710,492)	(319,196)
Net income (loss) attributable to parent	$238,774	$(58,330)	$(56,034)

Revenue

	Year Ended December 31,			Change 2016 vs. 2015		Change 2015 vs. 2014
(Dollars in thousands)	2016	2015	2014	$	%	$	%
Revenue
Operating leases and solar energy systems incentives	$422,326	$293,543	$173,636	$128,783	44%	$119,907	69%
Solar energy systems and components sales	308,016	106,076	81,395	201,940	190%	24,681	30%
Total revenue	$730,342	$399,619	$255,031	$330,723	83%	$144,588	57%

2016 Compared to 2015

Total revenue increased by $330.7 million, or 83%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015.

Operating leases and solar energy systems incentives revenue increased by $128.8 million, or 44%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015. This increase was primarily attributable to the increase in solar energy systems placed in service under leases and power purchase agreements. The average aggregate megawatt production capacity of solar energy systems placed in service under leases during the year ended December 31, 2016 increased by 47% as compared to the average during the year ended December 31, 2015. In addition, the megawatt hours produced by solar energy systems under power purchase agreements increased by 68% during the year ended December 31, 2016, as compared to the year ended December 31, 2015. The impact of the installed base on the increase in revenue varied in part by the mix between solar energy systems under leases, for which revenue is recognized on a straight-line basis over the lease term, and under power purchase agreements, for which revenue is recognized based on energy produced and when the systems were placed in service.

Revenue from sales of solar energy systems and components increased by $201.9 million, or 190%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015. This increase was primarily due to the $124.6 million increase in revenue from solar energy systems sold under Solar Loans and the $19.6 million increase in revenue from cash sales to residential customers. Additionally, revenue from MyPower contracts, which are recognized into revenue as cash is received, resulting from the cumulative increase in sales under MyPower contracts, increased by $69.3 million. These increases were partially offset by the $5.4 million decrease in revenue from sales to commercial customers and the $6.2 million decrease in revenue from sales to government entities. In the third quarter of 2016, we completely discontinued offering MyPower contracts, and we have been offering Solar Loans as the replacement, which are accounted for as sales of solar energy systems and components. Revenue from sales of solar energy systems and components has varied considerably in the past, and as we expect that direct sales and Solar Loans will increase as a percentage of future customer contracts, we expect revenue from sales of solar energy systems and components to increase in future periods as well.

2015 Compared to 2014

Total revenue increased by $144.6 million, or 57%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014.

Operating leases and solar energy systems incentives revenue increased by $119.9 million, or 69%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This increase was primarily attributable to the increase in solar energy systems placed in service under leases and power purchase agreements in 2015. The in-period average of the aggregate megawatt production capacity of solar energy systems placed in service under leases and power purchase agreements during the year ended December 31, 2015 increased by 79% as compared to the in-period average during the year ended December 31, 2014. This significant growth was attributable to our continued success in the installation and operation of solar energy systems under lease and power purchase agreements in new and existing markets. In addition, revenue from the monetization of ITCs increased by $19.8 million, for the year ended December 31, 2015 as compared to the year ended December 31, 2014, as we recognized such revenue from more solar energy systems in the year ended December 31, 2015. We recognize revenue from the monetization of ITCs on the anniversary date of each solar energy system’s placed in service date as ITC recapture provisions expire.

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

Cost of Revenue, Gross Profit and Gross Profit Margin

	Year Ended December 31,			Change 2016 vs. 2015		Change 2015 vs. 2014
(Dollars in thousands)	2016	2015	2014	$	%	$	%
Operating leases and solar energy systems incentives	$253,653	$165,546	$92,920	$88,107	53%	72,626	78%
Solar energy systems and components sales	225,269	115,245	83,512	110,024	95%	31,733	38%
Total cost of revenue	$478,922	$280,791	$176,432	$198,131	71%	$104,359	59%

2016 Compared to 2015

Cost of operating leases and solar energy systems incentives revenue increased by $88.1 million, or 53%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015. This increase was primarily due to the increase in depreciation expense arising from the higher aggregate cost of solar energy systems placed in service. Additionally, costs incurred on customer contracts that were ultimately canceled, costs from our dedicated operations and maintenance department and other costs to maintain our operating leases also increased for the year ended December 31, 2016, as compared to the year ended December 31, 2015.

Cost of solar energy systems and component sales increased by $110.0 million, or 95%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015. This increase was primarily due to the introduction of our Solar Loan product offering and an increase in residential sales.

2015 Compared to 2014

Cost of operating leases and solar energy systems incentives revenue increased by $72.6 million, or 78%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This increase was primarily due to greater depreciation expense arising from the higher aggregate cost of solar energy systems placed in service. Additionally, we incurred $15.5 million of increased period costs related to customer contract cancellations, our dedicated operations and maintenance department and customer warranties. We also incurred $7.5 million of increased expenses due to the continuing amortization of intangible assets related to the Silevo acquisition in the third quarter of 2014.

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

Operating Expenses

	Year Ended December 31,			Change 2016 vs. 2015		Change 2015 vs. 2014
(Dollars in thousands)	2016	2015	2014	$	%	$	%
Sales and marketing	$442,590	$457,185	$238,608	$(14,595)	(3)%	$218,577	92%
General and administrative	228,980	244,508	156,426	(15,528)	(6)%	88,082	56%
Pre-production expense	69,306	—	—	69,306
Restructuring and other	105,922	—	—	105,922
Research and development	54,963	64,925	19,162	(9,962)	(15)%	45,763	239%
Total operating expenses	$901,761	$766,618	$414,196	$135,143	18%	$352,422	85%

2016 Compared to 2015

Sales and marketing expense decreased by $14.6 million, or 3%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015. This decrease was primarily due to our restructuring and the corresponding decrease in the average number of personnel in sales and marketing personnel and our focus on increasing the efficiency of sales operations.

General and administrative expense decreased by $15.5 million, or 6%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The decrease was primarily due to reversal of previously accrued Silevo contingent consideration and Founder Awards as a result of the Tesla acquisition. The decrease was offset by the increase in the average number of personnel in general and administrative departments and an increase in professional services fees primarily due to legal costs. However, as a result of our restructuring activities, the number of personnel in general and administrative departments has decreased since June 30, 2016.

Costs that we incur at our Fremont, California manufacturing facility prior to attaining commercial production (including salaries, other personnel-related costs, raw materials costs and other production costs for solar modules run through the production line during this period) are treated as pre-production expense. We commenced operations at our Fremont, California manufacturing facility in the fourth quarter of 2015.

We recorded $105.9 million of restructuring and other expenses in the year ended December 31, 2016, primarily consisting of certain amounts due to us since 2014 related to an uninstalled commercial project (but not related to any customer contracts or loans) that were determined to be unrecoverable, certain acquired sales and marketing-related intangible assets that became fully impaired, a revision of the useful lives of our manufacturing equipment in China, one-time employee termination benefit expenses due to our restructuring activities and transaction related expenses arising from our merger with Tesla.

Research and development expense decreased by $10.0 million, or 15%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015. This decrease was primarily due to the decreased level of research and development activities undertaken by Silevo as such expenses are now recorded in pre-production.

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

Research and development expense increased by $45.8 million, or 239%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This increase was primarily due to the greater level of research and development activities undertaken by Silevo and the corresponding increase in the average number of personnel in research and development departments, which grew by 227%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014.

Other Income and Expenses

	Year Ended December 31,			Change 2016 vs. 2015		Change 2015 vs. 2014
(Dollars in thousands)	2016	2015	2014	$	%	$	%
Interest expense - recourse debt	$42,162	$28,145	$14,522	$14,017	50%	$13,623	94%
Interest expense - non-recourse debt	74,527	29,905	13,537	44,622	149%	16,368	121%
Other interest expense and amortization of debt discounts and fees, net	39,965	33,889	27,699	6,076	18%	6,190	22%
Other expense, net	13,660	25,767	10,611	(12,107)	(47)%	15,156	143%
Total interest and other expenses, net	$170,314	$117,706	$66,369	$52,608	45%	$51,337	77%

2016 Compared to 2015

Interest expense – recourse debt, increased by $14.0 million, or 50%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015. This increase was primarily due to 19% increase in the average carrying balances of interest bearing recourse debt for the year ended December 31, 2016, as compared to the year ended December 31, 2015, as well as the increase in interest rates for the year ended December 31, 2016, as compared to the year ended December 31, 2015.

Interest expense – non-recourse debt increased by $44.6 million, or 149%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015. This increase was primarily due to the 98% increase in the average carrying balances of interest bearing nonrecourse debt for the year ended December 31, 2016, as compared to the year ended December 31, 2015, as well as the increase in interest rates for the year ended December 31, 2016, as compared to the year ended December 31, 2015.

Other interest expense and amortization of debt discounts and fees, net, increased by $6.1 million, or 18%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015. This increase was primarily due to the higher average balances of debt discounts and issuance costs related to our debt for the year ended December 31, 2016, as compared to the year ended December 31, 2015.

Other expense, net, decreased by $12.1 million, or 47%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015. This decrease was mainly due to the $3.0 million loss from the changes in the fair value of our interest rate swaps in 2016 as compared to the $11.6 million loss from the changes in the fair value of our interest rate swaps in 2015. We account for our interest rate swaps as non-hedging derivatives. Additionally, we incurred $2.4 million loss from settlement of a matter and the $5.3 million increase in accretion on the contingent consideration related to the Silevo acquisition in 2015.

2015 Compared to 2014

Interest expense – recourse debt, increased by $13.6 million, or 94%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This increase was primarily due to the 90% increase in the average carrying balances of interest bearing recourse debt for the year ended December 31, 2015, as compared to the year ended December 31, 2014.

Interest expense – non-recourse debt, increased by $16.4 million, or 121%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This increase was primarily due to the 146% increase in the average carrying balances of interest bearing non-recourse debt for the year ended December 31, 2015, as compared to the year ended December 31, 2014.

Other interest expense and amortization of debt discounts and fees, net, increased by $6.2 million, or 22%, This increase was primarily due to the higher average balances of debt discounts and issuance costs related to our debt for the year ended December 31, 2015, as compared to the year ended December 31, 2014.

Other expense, net, increased by $15.2 million, or 143%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This increase was mainly due to the $11.6 million loss from interest rate swaps related to our debt facilities, the $2.4 million loss from the settlement for a matter and the $5.3 million increase in accretion on the contingent consideration related to the Silevo acquisition, in the year ended December 31, 2015. We have entered into forward interest rate swaps in order to fix the variable interest rates for each draw under certain credit facilities. We account for interest rate swaps as non-hedging derivatives. This increase was partially offset by the $3.1 million decrease in loss on debt extinguishment.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Year Ended December 31,			Change 2016 vs. 2015		Change 2015 vs. 2014
(Dollars in thousands)	2016	2015	2014	$	%	$	%
Net loss attributable to noncontrolling interests and redeemable noncontrolling	$(1,059,121)	$(710,492)	$(319,196)	$(348,629)	(49)%	$(391,296)	(123)%

The net loss attributable to noncontrolling interests and redeemable noncontrolling interests represents the share of net loss that was allocated to the investors in the joint venture financing funds. This amount was determined as the change in the investors’ interests in the joint venture financing funds between the beginning and end of each reported period, calculated primarily using the HLBV method, less any capital contributions net of any capital distributions. The calculation depends on the specific contractual liquidation provisions of each joint venture financing fund and is generally affected by, among other factors, the tax attributes allocated to the investors including tax bonus depreciation and ITCs or U.S. Treasury grants in lieu of the ITCs, the existence of guarantees of minimum returns to the investors by us and the allocation of taxable income or losses including provisions that govern the level of deficits that can be funded by the investors in a liquidation scenario. The calculation is also affected by the cost of the assets sold to the joint venture financing funds, which forms the book basis of the net assets allocated to the investors assuming a liquidation scenario. Generally, significant loss allocations to the investors have arisen in situations where there was a significant difference between the fair value and the cost of the assets sold to the joint venture financing funds in a particular period accompanied by the absence of guarantees of minimum returns to the investors by us, since the capital contributions by the investors were based on the fair value of the assets while the calculation is based on the cost of the assets. The existence of guarantees of minimum returns to the investors by us and limits on the level of deficits that the investors are contractually obligated to fund in a liquidation scenario reduce the amount of losses that could be allocated to the investors. In addition, the redeemable noncontrolling interest balance is at least equal to the redemption amount.

2016 Compared to 2015

The net loss allocation to noncontrolling interests and redeemable noncontrolling interests for the year ended December 31, 2016 was $1,059.1 million compared to the $710.5 million net loss allocation for year ended December 31, 2015. The net loss allocation for the year ended December 31, 2016 was primarily due to a $959.7 million loss allocation from financing funds into which we were selling or contributing assets and $99.4 million loss allocation related to financing funds that were fully funded and that we were not selling or contributing additional assets. The net loss allocation for the year ended December 31, 2015 was primarily due to a $701.9 million loss allocation from financing funds into which we were selling or contributing assets.

2015 Compared to 2014

The net loss allocation to noncontrolling interests and redeemable noncontrolling interests for the year ended December 31, 2015 was $710.5 million compared to the $319.2 million net loss allocation for year ended December 31, 2014. The net loss allocation for the year ended December 31, 2015 was primarily due to a $701.9 million loss allocation from financing funds into which we were selling or contributing assets. The net loss allocation for the year ended December 31, 2014 was primarily due to a $345.4 million loss allocation from financing funds into which we were selling or contributing assets. This loss allocation was partially offset by a $25.9 million income allocation related to financing funds that were fully funded and that we were not selling or contributing additional assets.

Liquidity and Capital Resources

We finance our operations, including the costs of acquisition and installation of solar energy systems, mainly through a variety of financing fund arrangements that we have formed with fund investors, recourse and non-recourse credit facilities, other corporate borrowing and cash generated from our operations.

As described below under “Financing Fund Commitments,” as of December 31, 2016, we had $481.4 million of available commitments from our fund investors. Our ability to draw-down the available commitments from our fund investors is dependent on our ability to originate and transfer qualifying solar energy systems and the associated customer lease or power purchase agreements into the financing funds. Some of the financing funds have restrictions regarding the mix of customer leases or power purchase agreements that can be assigned to them, as well as measures of minimum customer credit. We expect to be able to draw-down on substantially all of the available commitments from our fund investors within the next 12 months. The proceeds from our financing fund arrangements are available for general working capital purposes.

As of December 31, 2016, we had $411.8 million of unused borrowing capacity available under our credit facilities (or $468.0 million including the $56.2 million available under the MyPower revolving credit facility), subject to our continuing compliance with the terms and covenants of our credit facilities. Of this amount, $387.4 million was available under our non-recourse debt facilities (excluding the MyPower revolving credit facility).

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

Our non-recourse debt facilities require us to have unused commitments, to provide qualified security (such as solar energy systems or our interests in financing funds) and to remain in compliance with the terms of the facilities in order to make additional borrowings. In the event that we fail to meet specific terms for additional borrowings, our ability to borrow unused commitments may be suspended until we resume compliance. We anticipate that our operations will provide sufficient qualified security and that we will be in compliance with the terms to draw on substantially all of the committed capital under our non-recourse debt facilities in the next 12 months; such borrowings are available for general working capital purposes, subject to nominal reserve requirements.

The MyPower revolving credit facility is only available for funding costs associated with sales under MyPower arrangements; as we have discontinued offering MyPower arrangements, we do not expect to incur additional borrowings under the MyPower revolving credit facility.

In future periods, we expect to incur additional capital expenses as we invest further in our solar roof and other module manufacturing operations, technology platform and proprietary mounting and racking hardware. As a result of our manufacturing relationship with Panasonic Corporation and its affiliates, or Panasonic, we anticipate significantly reduced expenditures related to manufacturing operations at the Riverbend Manufacturing Facility in Buffalo, New York.

We have agreed to spend or incur approximately $5 billion in combined capital, operational expenses, costs of goods sold and other costs in the State of New York during the 10-year period following full production of the Riverbend Manufacturing Facility. Generally, these obligations commence following the manufacturing facility completion date, which occurs upon the arrival of manufacturing equipment, the receipt of certain permits and other specified items. These committed amounts commence with $130.0 million in cumulative investments in the first year after the completion date, and we are required to pay a $41.2 million “program payment” in any year that we do not meet these requirements. We anticipate meeting these obligations through our operations at the Riverbend Manufacturing Facility and other operations within the State of New York, as well as Panasonic’s manufacturing operations at the Riverbend Manufacturing Facility, over the 10-year term of the agreement, and we do not believe that we face a significant risk of default.

The amount of our liquidity and capital resources as of a given date is also dependent upon, among other things, the relative timing of our investments in solar energy systems and the timing of subsequent draws on our financing funds and utilization of our credit facilities. As a result, the amount of our liquidity and capital resources may significantly fluctuate within a reporting period by amounts that are not reflected by comparing our cash and cash equivalents balances at each balance sheet date. For example, solar energy systems deployed towards the end of a fiscal quarter may not be transferred to a financing fund in sufficient time for the funds to be received and reflected in our cash and cash equivalents balance as of the quarter-end. In addition, any delays in large commercial projects are also likely to impact our liquidity and capital resources, for example, in situations where we have already spent funds to purchase components for solar energy systems that are installed in subsequent periods. As our business grows and cumulative system installations increase, the amounts by which our liquidity and capital resources may fluctuate within a quarter are likely to increase.

Our operating plans and expected cash requirements for the next 12 months are primarily dependent on the cost, number and size of future solar energy systems that we expect to install and our ability to successfully monetize the related future customer payments, as well as the mix of sales that involve upfront cash proceeds versus long-term contracted payments. We believe that the cash requirements of our operations (including repayment or refinancing of our recourse indebtedness) will be satisfied for at least the next 12 months by: (i) our existing cash and cash equivalents, (ii) an improving mix of direct system sales and Solar Loan contracts that provide upfront cash proceeds, (iii) the funds available under our recourse and non-recourse credit facilities (excluding amounts available under the MyPower revolving credit facility) that may be drawn-down during this period, (iv) the funds available under our existing financing funds that may be drawn-down during this period, (v) the continued interest of investors in, and our track record of, entering into new financing funds and non-recourse debt facilities, (vi) reduced customer acquisition costs as a result of our acquisition by Tesla and (vii) improved access to capital as a result of our acquisition by Tesla.

As of December 31, 2016, we were in compliance with all financial covenants contained in our debt agreements, and we expect to remain in compliance with these financial covenants. However, if our assumptions prove inaccurate and we are unable to adjust our operating plan to comply with these financial covenants, then we could be in default under our debt agreements. In that circumstance, the amounts outstanding under our debt agreements could be accelerated, which would negatively impact our liquidity and capital resources. In particular, under the terms of our secured revolving credit facility, the occurrence of an event of default with respect to a credit facility (including both recourse and non-recourse indebtedness) having an aggregate principal amount of more than $10.0 million could trigger a cross-default that could result in the acceleration of or the taking of other remedies under our secured revolving credit facility. In addition, the occurrence of an event of default that results in the acceleration of more than $50.0 million of recourse indebtedness could trigger a cross-default that could result in the acceleration of or the taking of other remedies under our convertible senior notes.

Under the terms of our secured revolving credit facility, we are subject to the following financial covenants:

Interest Coverage Ratio: We are obligated to maintain an interest coverage ratio of at least 1.5-to-1 as of the end of each fiscal quarter. The interest coverage ratio is measured by dividing (a) an amount equal to the excess of (i) our trailing 12-month consolidated gross profit over (ii) 20% of our trailing 12-month consolidated general and administrative expenses by (b) our unconsolidated trailing 12-month cash interest charges excluding interest charges on non-recourse debt.

Unencumbered Liquidity: We are obligated to maintain unencumbered liquidity at an amount equal to at least 20% of the sum of (a) the amount committed under our secured revolving credit facility plus (b) the aggregate outstanding principal amount of Solar Bonds that mature prior to our secured revolving credit facility’s maturity date, as of the end of each month. However, unencumbered liquidity must always be greater than $50.0 million, as of the end of each month. Unencumbered liquidity is defined as our average daily balance of cash and cash equivalents, in deposit accounts controlled by the borrower or the guarantors of our secured revolving credit facility.

Under the terms of a borrowing by one of our subsidiaries, the subsidiary is obligated to maintain a debt service coverage ratio of at least 1.05-to-1 as of certain specified dates and periods. The debt service coverage ratio is measured by dividing (a) the specified cash receipts of the subsidiary less the specified cash payments made by the subsidiary in the period by (b) the scheduled principal payments due and payable by the subsidiary plus the interest payments due and payable by the subsidiary, at the end of the period.

Financing Fund Commitments

We have financing fund commitments from several fund investors that we can draw-on in the future upon the achievement of specific funding criteria. As of December 31, 2016, we had entered into 63 financing funds that had a total of $481.4 million of undrawn committed capital. We allocate customer leases, power purchase agreements and the related economic benefits associated with the solar energy systems to our financing funds, in accordance with the criteria of each fund. Upon such allocation and our satisfaction of the conditions precedent, we are able to draw-down on the financing fund commitments. Once received, these proceeds provide working capital to deliver solar energy systems to our customers and form part of our general working capital.

Contractual Obligations

Set forth below is information concerning our contractual commitments and obligations as of December 31, 2016 (in thousands).

		Less Than			More Than 5
	Total	1 Year	1-3 Years	3-5 Years	Years
Long-term borrowings	$3,580,405	$828,584	$1,461,115	$376,749	$913,957
Firm purchase commitments	376,563	335,166	18,224	7,702	15,471
Interest(1)	598,609	131,179	167,736	105,625	194,069
Lease obligations	253,105	60,306	88,945	38,371	65,483
Performance guarantee	6,611	6,611	—	—	—
Total	$4,815,293	$1,361,846	$1,736,020	$528,447	$1,188,980

(1)	Excludes interest payments on sale-leaseback financing obligations, which is included in lease obligations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our ongoing business operations. Our primary exposures include changes in interest rates because certain borrowings bear interest at floating rates plus a specified margin. For fixed-rate debt, interest rate changes do not affect our earnings or cash flows. Conversely, for floating-rate debt, interest rate changes generally impact our earnings and cash flows, assuming other factors are held constant. Pursuant to our risk management policies, in certain cases, we utilize derivative instruments to manage some of our exposures to fluctuations in interest rates on certain floating-rate debt. We do not enter into any derivative instruments for trading or speculative purposes. In addition, we entered into capped call option agreements that could potentially reduce the dilution to our parent’s common stock upon the conversion of our outstanding convertible senior notes.

Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and reducing our funds available for capital investments, operations or other purposes. In addition, we must use a substantial portion of our cash inflows to service our borrowings, which may affect our ability to make future acquisitions or capital expenditures. A hypothetical 10% change in our interest rates would have increased our interest expense for the year ended December 31, 2016 and 2015 by $5.2 million and $2.3 million, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SOLARCITY CORPORATION

The supplementary data required by Item 8 is presented under Part II, Item 7 and is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder of

SolarCity Corporation

We have audited the accompanying consolidated balance sheets of SolarCity Corporation (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SolarCity Corporation at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Los Angeles, California

March 1, 2017

SolarCity Corporation

Consolidated Balance Sheets

(In Thousands, Except Shares and Share Par Values)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$290,710	$382,544
Short-term investments	—	11,311
Restricted cash	74,717	39,864
Accounts receivable (net of allowances for doubtful accounts of $14,829 and $4,292 as of December 31, 2016 and December 31, 2015, respectively)	66,949	33,998
Rebates receivable (net of reserves of $2,803 and $2,207 as of December 31, 2016 and December 31, 2015, respectively)	10,339	11,545
Inventories	172,713	342,951
Prepaid expenses and other current assets	77,497	79,925
Total current assets	692,925	902,138
Solar energy systems, leased and to be leased – net	5,828,755	4,375,553
Property, plant and equipment – net	244,736	262,387
Build-to-suit lease asset under construction	807,593	284,500
Goodwill and intangible assets – net	461,989	517,109
MyPower customer notes receivable, net of current portion	517,244	488,461
MyPower deferred costs	232,369	215,708
Other assets	345,145	241,262
Total assets(1)	$9,130,756	$7,287,118

	December 31,
	2016	2015
Liabilities and equity
Current liabilities:
Accounts payable	$207,643	$364,973
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	24,085	26,769
Payable to parent – net	11,693	—
Current portion of deferred U.S. Treasury grant income	14,348	15,336
Accrued and other current liabilities	265,987	276,506
Current portion of deferred revenue	124,722	103,078
Current portion of long-term debt	617,588	180,048
Current portion of solar bonds	16,582	13,189
Current portion of solar bonds issued to related parties	165,000	165,120
Current portion of solar asset-backed notes	19,628	13,864
Current portion of financing obligation	52,031	34,479
Total current liabilities	1,519,307	1,193,362
Deferred revenue, net of current portion	1,086,417	1,010,491
Long-term debt, net of current portion	1,092,426	1,006,595
Solar bonds, net of current portion	50,179	35,678
Solar bonds issued to related parties, net of current portion	100,100	100
Convertible senior notes	873,194	881,585
Convertible senior notes issued to related parties	11,669	12,975
Solar asset-backed notes, net of current portion	549,205	395,667
Long-term deferred tax liability	481	1,373
Financing obligation, net of current portion	81,917	68,940
Deferred U.S. Treasury grant income, net of current portion	343,264	382,283
Build-to-suit lease liability	807,593	284,500
Other liabilities and deferred credits	339,951	279,006
Total liabilities(1)	6,855,703	5,552,555
Commitments and contingencies (Note 23)
Redeemable noncontrolling interests in subsidiaries	343,623	320,935
Parent's equity:
Common stock: as of December 31, 2016, $0.01 par value, 1.0 million shares authorized, 100 shares issued and outstanding; as of December 31, 2015, $0.0001 par value, 1 billion shares authorized, 97.9 million shares issued and outstanding	—	10
Additional paid-in capital	1,301,201	1,195,246
Accumulated deficit	(77,916)	(316,690)
Total parent's equity	1,223,285	878,566
Noncontrolling interests in subsidiaries	708,145	535,062
Total equity	1,931,430	1,413,628
Total liabilities and equity	$9,130,756	$7,287,118

(1)

SolarCity Corporation’s, or the Company’s, consolidated assets as of December 31, 2016 and 2015 included $4,133,472 and $2,866,882, respectively, of assets of variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs. These assets included solar energy systems, leased and to be leased – net of $3,975,214 and $2,779,363 as of December 31, 2016 and 2015, respectively; property, plant and equipment – net of $0 and $21,960 as of December 31, 2016 and 2015, respectively; cash and cash equivalents of $44,091 and $33,537 as of December 31, 2016 and 2015, respectively; inventory of $0 and $1,000 as of December 31, 2016 and 2015, respectively; restricted cash, current, of $20,916 and $522 as of December 31, 2016 and 2015, respectively; accounts receivable – net of $16,023 and $10,267 as of December 31, 2016 and 2015, respectively; prepaid expenses and other current assets of $7,532 and $2,713 as of December 31, 2016 and 2015, respectively; rebates receivable of $6,646 and $6,220 as of December 31, 2016 and 2015, respectively; and other assets of $63,050 and $11,300 as of December 31, 2016 and 2015, respectively. The Company’s consolidated liabilities as of December 31, 2016 and 2015 included $596,802 and $33,475, respectively, of liabilities of VIEs whose creditors have no recourse to the Company. These liabilities included distributions payable to noncontrolling interests in subsidiaries and redeemable noncontrolling interests in subsidiaries of $24,085 and $26,769 as of December 31, 2016 and 2015, respectively; accounts payable of $20 and $1,954 as of December 31, 2016 and 2015, respectively; customer deposits of $1,169 and $2,928 as of December 31, 2016 and 2015, respectively; accrued liabilities and other payables of $8,524 and $1,824 as of December 31, 2016 and 2015, respectively; current portion of long-term debt of $87,467 and $0 as of December 31, 2016 and 2015, respectively; and long-term debt, net of current portion, of $475,537 and $0 as of December 31, 2016 and 2015, respectively.

See the further description in Note 13, VIE Arrangements.

See accompanying notes.

SolarCity Corporation

Consolidated Statements of Operations

(In Thousands)

	Year Ended December 31,
	2016	2015	2014
Revenue:
Operating leases and solar energy systems incentives	$422,326	$293,543	$173,636
Solar energy systems and components sales	308,016	106,076	81,395
Total revenue	730,342	399,619	255,031
Cost of revenue:
Operating leases and solar energy systems incentives	253,653	165,546	92,920
Solar energy systems and components sales	225,269	115,245	83,512
Total cost of revenue	478,922	280,791	176,432
Gross profit	251,420	118,828	78,599
Operating expenses:
Sales and marketing	442,590	457,185	238,608
General and administrative	228,980	244,508	156,426
Pre-production expense	69,306	—	—
Restructuring and other	105,922	—	—
Research and development	54,963	64,925	19,162
Total operating expenses	901,761	766,618	414,196
Loss from operations	(650,341)	(647,790)	(335,597)
Interest and other expenses:
Interest expense – recourse debt	42,162	28,145	14,522
Interest expense – non-recourse debt	74,527	29,905	13,537
Other interest expense and amortization of debt discounts and fees, net	39,965	33,889	27,699
Other expense, net	13,660	25,767	10,611
Total interest and other expenses	170,314	117,706	66,369
Loss before income taxes	(820,655)	(765,496)	(401,966)
Income tax benefit (provision)	308	(3,326)	26,736
Net loss	(820,347)	(768,822)	(375,230)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(1,059,121)	(710,492)	(319,196)
Net income (loss) attributable to parent	$238,774	$(58,330)	$(56,034)

See accompanying notes.

SolarCity Corporation

Consolidated Statements of Equity

(In Thousands)

			Additional		Total	Noncontrolling
	Common Stock		Paid-In	Accumulated	Parent's	Interests in	Total
	Shares	Amount	Capital	Deficit	Equity	Subsidiaries	Equity
Balance at January 1, 2014	91,009	$10	$819,914	$(202,326)	$617,598	$186,817	$804,415
Contributions from noncontrolling interests	—	—	—	—	—	517,471	517,471
Issuance of common stock upon acquisition of Silevo	2,284	—	137,958	—	137,958	—	137,958
Issuance of restricted stock units upon acquisition of Silevo	—	—	132	—	132	—	132
Purchase of capped call options	—	—	(65,203)	—	(65,203)		(65,203)
Stock-based compensation expense	—	—	88,936	—	88,936	—	88,936
Issuance of common stock upon exercise of stock options for cash	3,176	—	20,255	—	20,255	—	20,255
Issuance of common stock upon vesting of restricted stock units	52	—	—	—	—	—	—
Acquisition of noncontrolling interest in subsidiaries	—	—	2,000	—	2,000	—	2,000
Net loss	—	—	—	(56,034)	(56,034)	(178,124)	(234,158)
Transfers to redeemable noncontrolling interests in subsidiaries	—	—	—	—	—	(25,248)	(25,248)
Distributions to noncontrolling interests	—	—	—	—	—	(90,974)	(90,974)
Balance at December 31, 2014	96,521	$10	$1,003,992	$(258,360)	$745,642	$409,942	$1,155,584
Contributions from noncontrolling interests	—	—	—	—	—	681,994	681,994
Tax benefit of stock option exercises	—	—	63,019	—	63,019	—	63,019
Stock-based compensation expense	—	—	116,585	—	116,585	—	116,585
Issuance of common stock upon exercise of stock options for cash	951	—	11,650	—	11,650	—	11,650
Issuance of common stock to employees and board members upon vesting of restricted stock units	392	—	—	—	—	—	—
Net loss	—	—	—	(58,330)	(58,330)	(451,999)	(510,329)
Distributions to noncontrolling interests	—	—	—	—	—	(104,875)	(104,875)
Balance at December 31, 2015	97,864	10	1,195,246	(316,690)	878,566	535,062	1,413,628
Contributions from noncontrolling interests	—	—	—	—	—	847,979	847,979
Tax impact of stock option exercises	—	—	(11,650)	—	(11,650)	—	(11,650)
Stock-based compensation expense	—	—	74,775	—	74,775	—	74,775
Issuance of common stock upon exercise of stock options for cash	605	—	4,072	—	4,072	—	4,072
Issuance of common stock to employees and board members upon vesting of restricted stock units	1,150	—	—	—	—	—	—
Issuance of stock to settle accrued compensation	—	—	631	—	631	—	631
Issuance of stock on settlement of Silevo contingent consideration	1,514	—	34,170	—	34,170	—	34,170
Common stock purchased by Tesla, Inc. and retired	(101,133)	(10)	(1,297,244)	—	(1,297,254)	—	(1,297,254)
Issuance of common stock to Tesla, Inc.	100	—	1,297,254	—	1,297,254	—	1,297,254
Stock compensation expense for Tesla, Inc. stock	—	—	485	—	485	—	485
Reclassification of capped call options	—	—	3,462	—	3,462	—	3,462
Net income (loss)	—	—	—	238,774	238,774	(573,553)	(334,779)
Distributions to noncontrolling interests	—	—	—	—	—	(101,343)	(101,343)
Balance at December 31, 2016	100	$—	$1,301,201	$(77,916)	$1,223,285	$708,145	$1,931,430

See accompanying notes.

SolarCity Corporation

Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended December 31,
	2016	2015	2014
Operating activities:
Net loss	$(820,347)	$(768,822)	$(375,230)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and write-offs	308,773	166,653	97,880
Change in fair value of interest rate swaps	2,954	11,560	—
Non-cash interest and other expense	(76,023)	16,427	13,631
Stock-based compensation, net of amounts capitalized	49,988	86,369	65,562
Tax impact of stock option exercises	11,650	(63,019)	—
Loss on extinguishment of long-term debt	798	1,093	4,533
Deferred income taxes	(892)	(527)	(26,680)
Non-cash reduction in financing obligation	(50,342)	(48,132)	(48,837)
Loss on disposal of property, plant and equipment and construction in progress	1,798	3,840	1,404
Changes in operating assets and liabilities:
Restricted cash	(91,388)	(48,650)	(17,699)
Accounts receivable	(32,951)	(11,049)	945
Rebates receivable	1,206	18,476	(9,890)
Inventories	170,582	(125,337)	(97,347)
Prepaid expenses and other current assets	4,701	(24,485)	(23,155)
MyPower deferred costs	(17,067)	(202,899)	(13,571)
Other assets	(27,607)	(70,016)	(18,872)
Accounts payable	(149,686)	125,472	112,480
Payable to parent company, net	5,115	—	—
Accrued and other liabilities	132,826	131,657	(20,944)
Deferred revenue	67,135	11,505	137,941
Net cash used in operating activities	(508,777)	(789,884)	(217,849)
Investing activities:
Payments for the cost of solar energy systems, leased and to be leased	(1,611,010)	(1,665,641)	(1,162,963)
Purchase of property, plant and equipment	(62,895)	(176,540)	(22,892)
Purchases of short-term investments	—	(44,592)	(167,397)
Proceeds from sales and maturities of short-term investments	11,243	170,737	28,764
Acquisition of business, net of cash acquired	—	(9,509)	1,874
Payments for the acquisition of noncontrolling interests	(13,664)	—	—
Payments for settlements of interest rate swaps	(13,003)	—	—
Other investments	—	(1,189)	(22,200)
Net cash used in investing activities	(1,689,329)	(1,726,734)	(1,344,814)

	Year Ended December 31,
	2016	2015	2014
Financing activities:
Investment fund financings, bank and other borrowings:
Borrowings under long-term debt	1,376,177	1,093,261	369,801
Repayments of long-term debt	(866,946)	(215,933)	(336,557)
Proceeds from issuance of solar bonds	32,436	47,146	3,122
Proceeds from issuance of solar bonds issued to related parties	265,010	165,020	530
Repayments of borrowings under solar bonds	(14,827)	(1,820)	—
Repayments of borrowings under solar bonds issued to related parties	(165,110)	(330)	—
Proceeds from issuance of solar asset-backed notes	221,035	119,790	262,880
Repayments of borrowings under solar asset-backed notes	(64,090)	(15,863)	(5,932)
Payment of deferred purchase consideration	—	(3,747)	(2,206)
Proceeds from financing obligation	69,007	43,125	44,563
Repayments of financing obligation	(481)	(5,259)	(12,460)
Repayment of capital lease obligations	(10,318)	(6,036)	(2,772)
Proceeds from investments by noncontrolling interests and redeemable noncontrolling interests in subsidiaries	1,420,819	1,097,487	777,963
Distributions paid to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	(148,862)	(109,511)	(117,125)
Proceeds from U.S. Treasury grants	—	—	342
Net cash provided by financing activities before equity and convertible senior notes issuances	2,113,850	2,207,330	982,149
Equity issuances and convertible senior notes issuances:
Proceeds from issuance of convertible senior notes	—	99,805	552,765
Proceeds from issuance of convertible senior notes issued to related parties	—	12,975	—
Purchase of capped call options	—	—	(65,203)
Proceeds from exercise of stock options	4,072	11,650	20,255
Tax impact of stock option exercises	(11,650)	63,019	—
Net cash provided by equity issuances and convertible senior notes issuances	(7,578)	187,449	507,817
Net cash provided by financing activities	2,106,272	2,394,779	1,489,966
Net decrease in cash and cash equivalents	(91,834)	(121,839)	(72,697)
Cash and cash equivalents, beginning of period	382,544	504,383	577,080
Cash and cash equivalents, end of period	$290,710	$382,544	$504,383
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$107,157	$53,971	$22,702
Cash paid during the period for taxes, net of refunds	$11,221	$2,846	$1,881

See accompanying notes.

SolarCity Corporation

Notes to Consolidated Financial Statements

1. Organization

SolarCity Corporation, or the Company, was incorporated as a Delaware corporation on June 21, 2006. The Company is primarily engaged in the design, manufacture, installation and sale or lease of solar energy systems, or sale of electricity generated by solar energy systems. The Company’s headquarters are located in San Mateo, California.

On November 21, 2016, the Company was acquired by and now operates as a wholly owned subsidiary of Tesla, Inc., or Tesla. Pursuant to the terms of the merger agreement, each share of the Company’s common stock then outstanding was converted into 0.11 shares of Tesla’s common stock, or the Exchange Ratio. The Company’s outstanding option and restricted stock unit awards were also converted into corresponding equity awards of Tesla’s common stock based on the Exchange Ratio, with the awards retaining the same vesting and other terms and conditions as in effect immediately prior to the merger.

2. Summary of Significant Accounting Policies and Procedures

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, or GAAP, and reflect the accounts and operations of the Company and those of its subsidiaries in which the Company has a controlling financial interest. In accordance with the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 810, Consolidation, the Company consolidates any variable interest entity, or VIE, of which it is the primary beneficiary. The Company forms VIEs with its financing fund investors in the ordinary course of business in order to facilitate the funding and monetization of certain attributes associated with its solar energy systems. The typical condition for a controlling financial interest ownership is holding a majority of the voting interests of an entity; however, a controlling financial interest may also exist in entities, such as VIEs, through arrangements that do not involve controlling voting interests. ASC 810 requires a variable interest holder to consolidate a VIE if that party has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company does not consolidate a VIE in which it has a majority ownership interest when the Company is not considered the primary beneficiary. The Company has determined that it is the primary beneficiary of a number of VIEs (see Note 13, VIE Arrangements). The Company evaluates its relationships with all the VIEs on an ongoing basis to ensure that it continues to be the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation. In addition, the consolidated financial statements reflect the Company’s historical amounts and balances and do not reflect pushdown accounting from the acquisition by Tesla.

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation. In particular, the consolidated statements of operations have been expanded to separately present net interest expense between (i) interest expense on recourse debt excluding the amortization of any debt discounts or fees, (ii) interest expense on non-recourse debt excluding the amortization of any debt discounts or fees and (iii) all other net interest expense including the amortization of all debt discounts and fees.

Use of Estimates

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Management regularly makes significant estimates and assumptions regarding the selling price of undelivered elements for revenue recognition purposes, the collectability of accounts and rebates receivable, the valuation of inventories, the labor costs for long-term contracts used as a basis for determining the percentage of completion for such contracts, the fair values and residual values of solar energy systems subject to leases, the accounting for business combinations, the fair values and useful lives of acquired tangible and intangible assets, the fair value of contingent consideration payable under business combinations, the useful lives of solar energy systems, property, plant and equipment, the determination of accrued warranty, the determination of accrued liability for solar energy system performance guarantees, the determination of lease pass-through financing obligations, the discount rates used to determine the fair values of investment tax credits, the valuation of stock-based compensation, the determination of valuation allowances associated with deferred tax assets, asset impairment, the valuation of build-to-suit lease assets, the fair value of interest rate swaps, the fair value of capped call options, the fair value of convertible senior note conversion features and other items. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ materially from those estimates.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. The Company maintains cash and cash equivalents, which consist principally of demand deposits with high credit-quality financial institutions. The Company has exposure to credit risk to the extent cash and cash equivalent balances, including any restricted cash balances on deposit, exceed amounts covered by federal deposit insurance. The Company believes that its credit risk is not significant.

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

Customer Notes Receivable

In the fourth quarter of 2014, the Company launched MyPower, a program that offered residential customers the option to finance the purchase of solar energy systems through a 30-year loan provided by a wholly owned subsidiary of the Company. The Company ceased offering MyPower in the third quarter of 2016. During the periods in which MyPower was offered, in order to qualify for a loan, a customer had to pass the Company’s credit evaluation process, and the loans are secured by the solar energy systems financed. The outstanding loan balances that remain from when MyPower was offered, net of any allowance for potentially uncollectible amounts, are presented on the consolidated balance sheets as a component of prepaid expenses and other current assets for the current portion and as customer notes receivable, net of current portion, for the long-term portion. In determining the allowance and credit quality for customer loans under MyPower, the Company identifies significant customers with known disputes or collection issues and also considers its historical level of credit losses and current economic trends that might impact the level of future credit losses. Customer notes receivable that are individually impaired are charged-off as a write-off of allowance for losses. As of December 31, 2016 and 2015, there were no significant customers with known disputes or collection issues, and the amount of potentially uncollectible amounts was insignificant. Accordingly, the Company did not establish an allowance for losses against customer notes receivable. In addition, there were no material non-accrual or past due customer notes receivable as of December 31, 2016 and 2015.

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

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

Derivatives

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

Upon the acquisition by Tesla, the Company now accounts for its convertible senior notes’ conversion features and capped call options as derivatives (see Note 12, Indebtedness). The Company has not designated these derivatives as hedging instruments. Accordingly, these derivatives are recognized at fair value on the consolidated balance sheets within other assets or other liabilities and deferred credits, with any changes in fair value recognized as other income or expense in the consolidated statements of operations and with any cash flows recognized as financing activities in the consolidated statements of cash flows.

As of and for the year ended December 31, 2016, the Company had derivatives outstanding as follows (in thousands):

	Aggregate	Gross	Gross
	Notional	Asset at	Liability at	Gross	Gross
	Amount	Fair Value	Fair Value	Gains	Losses
Interest rate swaps	$789,620	$10,619	$12,109	$49,266	$52,216
Convertible senior note conversion features	$909,000	$—	$19,400	$—	$5,100
Capped call options	745,377 shares	$5,252	$—	$1,789	$—

As of and for the year ended December 31, 2015, the Company had derivatives outstanding as follows (in thousands):

	Aggregate	Gross	Gross
	Notional	Asset at	Liability at	Gross	Gross
	Amount	Fair Value	Fair Value	Gains	Losses
Interest rate swaps	$640,628	$—	$11,544	$—	$11,544

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

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The assets and liabilities carried at fair value on a recurring basis included cash equivalents, short-term investments, capped call options, interest rate swaps, convertible senior note conversion features and contingent consideration. As of December 31, 2016, their fair values were as follows (in thousands):

	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$3,438	$—	$—
Other assets:
Capped call options	$—	$5,252	$—
Liabilities:
Interest rate swaps	$—	$1,490	$—
Convertible senior note conversion features	$—	$19,400	$—

As of December 31, 2015, their fair values were as follows (in thousands):

	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$69,080	$—	$—
Short-term investments:
Corporate debt securities	$—	$9,311	$—
Asset-backed securities	$—	$2,000	$—
Liabilities:
Interest rate swaps	$—	$11,544	$—
Contingent consideration	$—	$—	$123,008

The Company classified its money market funds within Level 1 because their fair values are based on their quoted market prices. The Company classified its corporate debt securities, asset-backed securities, capped call options, interest rate swaps and convertible senior note conversion features within Level 2 because their fair values are determined using alternative pricing sources or models that utilized market observable inputs, including interest rates, share prices and volatilities and default rates. The Company classified its contingent consideration within Level 3 because its fair value is determined using unobservable probability estimates and unobservable estimated discount rates applicable to the acquisition. During the years ended December 31, 2016, 2015 and 2014, there were no transfers between the levels of the fair value hierarchy.

The contingent consideration is dependent on the achievement of the specified production milestones by the acquired business, Silevo. The Company determined the fair value of the contingent consideration using a probability-weighted expected return methodology that considers the timing and probabilities of achieving these milestones and uses discount rates that reflect the appropriate cost of capital. The Company reassesses the valuation assumptions each reporting period, with any changes in the fair value accounted for in the consolidated statements of operations. The fair value of the contingent consideration is directly proportional to the estimated probabilities of achieving these milestones.

As of March 31, 2016, the Company determined that the first milestone was achieved and adjusted the accrued contingent consideration balance associated with the first milestone to the full amount payable of $48.3 million. On May 5, 2016, the Company issued 1.6 million shares of its common stock, valued at $34.2 million based on its stock price on the issuance date, to settle the liability. Accordingly, the Company recognized a gain of $14.1 million upon the settlement of the liability associated with the first milestone, which is included as an offset to general and administrative expense.

As of December 31, 2016, the Company determined that the two remaining milestones will not be achieved by Silevo. As a result, the Company changed the estimated probabilities and adjusted the accrued contingent consideration balance to $0, for the two remaining milestones. Accordingly, the Company recognized a gain of $84.0 million, which is included as an offset to general and administrative expense.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

As of December 31, 2015, the estimated probabilities ranged from 90% to 95%, the estimated discount rates ranged from 5% to 7%, $42.9 million was included under accrued and other current liabilities on the consolidated balance sheets and $80.1 million was included under other liabilities and deferred credits on the consolidated balance sheets.

The following table summarizes the activity of the Level 3 contingent consideration balance in the years ended December 31, 2016, 2015 and 2014 (in thousands):

Balance at January 1, 2015	$117,197
Change in fair value	5,811
Balance at December 31, 2015	123,008
Settlement of liability	(34,170)
Change in fair value	(88,838)
Balance at December 31, 2016	$—

The Company’s financial instruments that are not carried at fair value include accounts receivable, customer notes receivable, rebates receivable, accounts payable, customer deposits, distributions payable to noncontrolling interests and redeemable noncontrolling interests, the participation interest, solar asset-backed notes, solar loan-backed notes, convertible senior notes, Solar Bonds and long-term debt. The carrying values of these financial instruments other than customer notes receivable, the participation interest, solar asset-backed notes, solar loan-backed notes, convertible senior notes, Solar Bonds and long-term debt approximated their fair values due to the fact that they were short-term in nature as of December 31, 2016 and 2015 and 2014.

The Company estimates the fair value of convertible senior notes based on their last actively traded prices (Level 1) or market-observable inputs (Level 2). The Company estimates the fair value of customer notes receivable, the participation interest, solar asset-backed notes, solar loan-backed notes, Solar Bonds and long-term debt based on rates currently offered for instruments with similar maturities and terms (Level 3). The following table presents their estimated fair values and their carrying values (in thousands):

	December 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Participation interest	$16,713	$15,025	$15,919	$14,525
Solar asset-backed notes	$438,002	$428,551	$409,531	$432,797
Solar loan-backed notes	$130,831	$132,129	$—	$—
Convertible senior notes	$884,863	$773,100	$894,560	$842,752
MyPower customer notes receivable	$523,944	$513,002	$493,510	$493,510
Long-term debt	$1,710,014	$1,728,670	$1,186,643	$1,186,643
Solar bonds	$331,861	$330,530	$214,087	$214,087

Goodwill

Goodwill represents the difference between the purchase price and the aggregate fair value of the identifiable assets acquired and the liabilities assumed in a business combination. The Company assesses goodwill impairment annually in the fourth quarter and whenever events or changes in circumstances indicate that the carrying value of goodwill may exceed its fair value at the consolidated-level, which is the sole reporting unit. When assessing goodwill for impairment, the Company considers its market value adjusted for a control premium and, if necessary, the Company’s discounted cash flow model, which involves significant assumptions and estimates, including the Company’s future financial performance, weighted-average cost of capital and interpretation of currently enacted tax laws. Circumstances that could indicate impairment and require the Company to perform an impairment test include a significant decline in the Company’s financial results, a significant decline in the Company’s market value relative to its net book value, an unanticipated change in competition or the Company’s market share and a significant change in the Company’s strategic plans.

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

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

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

As of July 1, 2016, Management increased its estimate of the useful lives of new solar energy systems from 30 years to 35 years. This change-in-estimate was the result of new engineering studies of recently deployed solar energy systems across the industry. The Company applied this change-in-estimate on a prospective basis to solar energy systems placed in service on or after July 1, 2016.

Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the respective assets as follows.

Useful Lives
Solar energy systems leased to customers	30 to 35 years
Initial direct costs related to customer solar energy system lease acquisition costs	Lease term (10 to 20 years)

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

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

Warranties

The Company provides a warranty on the installation and components of the solar energy systems it sells, including solar energy systems sold under Solar Loans and previously under MyPower, for periods typically between 10 to 30 years. The manufacturer’s warranty on the solar energy systems’ components, which is typically passed-through to customers, ranges from one to 30 years. However, for the solar energy systems under lease contracts or power purchase agreements, the Company does not accrue a warranty liability because those systems are owned by consolidated subsidiaries of the Company. Instead, any repair costs on those solar energy systems are expensed when they are incurred as a component of operating leases and solar energy systems incentives cost of revenue. The changes in the accrued warranty balance, recorded as a component of accrued and other current liabilities on the consolidated balance sheets, consisted of the following (in thousands):

	As of and for the
	Year Ended
	December 31,
	2016	2015
Balance - beginning of the period	$22,993	$8,607
Increase in liability (including $3,807 and $16,983 as of December 31, 2016 and December 31, 2015 related to MyPower contracts)	8,425	18,929
Change in estimate	1,587	(4,282)
Less warranty claims	(314)	(261)
Balance - end of the period	$32,691	$22,993

Solar Energy Systems Performance Guarantees

The Company guarantees certain specified minimum solar energy production output for certain systems leased or sold to customers generally for a term of up to 30 years. The Company monitors the solar energy systems to ensure that these outputs are being achieved. The Company evaluates if any amounts are due to its customers and makes any payments periodically as specified in the customer contracts. As of December 31, 2016 and 2015, the Company had recorded liabilities of $6.6 million and $3.1 million, respectively, under accrued and other current liabilities in the consolidated balance sheets, relating to these guarantees based on the Company’s assessment of its current exposure.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

Deferred U.S. Treasury Grants Income

The Company is eligible for U.S. Treasury grants received or receivable on eligible property as defined under Section 1603 of the American Recovery and Reinvestment Act of 2009, as amended by the Tax Relief Unemployment Insurance Reauthorization and Job Creation Act of December 2010, which includes solar energy system installations, upon approval by the U.S. Treasury Department. However, to be eligible for U.S. Treasury grants, a solar energy system must have commenced construction in 2011 either physically or through the incurrence of sufficient project costs. For solar energy systems under lease pass-through fund arrangements, as described in Note 14, Lease Pass-Through Financing Obligation, the Company reduces the financing obligation and records deferred income for the U.S. Treasury grants which are paid directly to the investors upon receipt of the grants by the investors. The benefit of the U.S. Treasury grants is recorded as deferred income and is amortized on a straight-line basis over the estimated useful lives of the related solar energy systems of 30 years. The amortization of the deferred income is recorded as a reduction to depreciation expense, which is a component of the cost of revenue of operating leases and solar energy systems incentives in the consolidated statements of operations. A catch-up adjustment is recorded in the period in which the grant is approved by the U.S. Treasury Department or received by lease pass-through investors to recognize the portion of the grant that matches proportionally the amortization for the period between the date of placement in service of the solar energy systems and approval by the U.S. Treasury Department or receipt by lease pass-through investors of the associated grant. The changes in deferred U.S. Treasury grants income were as follows (in thousands):

Balance at January 1, 2014	$427,809
U.S. Treasury grants received and receivable	342
Amortized as a credit to depreciation expense	(15,335)
Balance at December 31, 2014	412,816
U.S. Treasury grants received and receivable	144
Amortized as a credit to depreciation expense	(15,341)
Balance at December 31, 2015	397,619
True-up of U.S Treasury grants previously received and receivable	(29,554)
Amortized as a credit to depreciation expense	(10,453)
Balance at December 31, 2016	$357,612

Of the balance outstanding as of December 31, 2016 and 2015, $343.3 million and $382.3 million, respectively, are classified as non-current deferred U.S. Treasury grants income in the consolidated balance sheets.

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

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

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

The Company guarantees its financing fund investors that in the event of a subsequent recapture of the ITCs by the taxing authority due to the Company’s non-compliance with the applicable ITC guidelines, the Company will compensate the investor for any recaptured credits. The Company has concluded that the likelihood of a recapture event is remote and consequently has not recorded any liability in the consolidated financial statements for any potential recapture exposure.

Current deferred investment tax credits revenue, which is included as a part of current portion of deferred revenue in the consolidated balance sheets, as of December 31, 2016 and 2015 was $66.7 million and $51.8 million, respectively. Non-current deferred investment tax credits revenue, which is included as a part of deferred revenue, net of current portion, in the consolidated balance sheets, as of December 31, 2016 and 2015 was $138.3 million and $130.8 million, respectively. For the years ended December 31, 2016, 2015 and 2014, the Company recognized $51.8 million, $47.9 million and $28.2 million, respectively, of revenue related to the monetization of ITCs, which is included in operating leases and solar energy systems incentives revenue in the consolidated statements of operations.

Deferred Revenue

The Company records as deferred revenue any amounts that are collected from customers, including lease prepayments, in excess of revenue recognized. Deferred revenue also includes the portion of rebates and incentives received from utility companies and various local and state government agencies, which are recognized as revenue over the lease term, as well as the remote monitoring fee (discussed below), which is recognized as revenue ratably over the respective customer contract term. As of December 31, 2016 and 2015, deferred revenue related to customer payments, which is included in the deferred revenue balances on the consolidated balance sheets, amounted to $316.6 million and $289.3 million, respectively. As of December 31, 2016 and 2015, deferred revenue from rebates and incentives, which is included in the deferred revenue balances on the consolidated balance sheets, amounted to $203.5 million and $186.1 million, respectively. In addition, under MyPower customer contracts (discussed below), all initial revenue associated with financed sales of solar energy systems are also recorded as a component of the deferred revenue balances on the consolidated balance sheets. As of December 31, 2016 and 2015, current deferred revenue from MyPower contracts, which is included in current portion of deferred revenue in the consolidated balance sheets, amounted to $6.0 million and $4.6 million, respectively. As of December 31, 2016 and 2015, non-current deferred revenue from MyPower contracts, which is included in deferred revenue, net of current portion, in the consolidated balance sheets, amounted to $473.8 million and $448.2 million, respectively. As of December 31, 2016 and 2015, current portion of deferred revenue included $6.3 million and $2.8 million, respectively, related to accrued interest on MyPower customer notes receivable.

Revenue Recognition

The Company’s customers purchase solar energy systems from the Company under fixed-price contracts or lease Company-owned solar energy systems that also include remote monitoring services. A residential customer that purchases a solar energy system has the option to pay the full purchase price for the system at the time of purchase. Beginning in the second quarter of 2016, qualified customers can finance the purchase through up to a 20-year loan directly from third-party lenders under the Solar Loan program (under which the Company is not a party to the loan agreement between the customer and the third-party lender, and the third-party lender has no recourse against the Company with respect to the loan). Prior to the third quarter of 2016, customers could finance the purchase through a 30-year loan from a wholly owned subsidiary of the Company under the MyPower program, which is no longer being offered. The Company also earns incentives that have been assigned to the Company by its customers, where available from utility companies and state and local governments.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

Operating Leases and Power Purchase Agreements

The Company is the lessor under lease agreements for solar energy systems, which are accounted for as operating leases in accordance with ASC 840. The Company records operating lease revenue from minimum lease payments, including upfront rebates and incentives earned from such systems, on a straight-line basis over the life of the lease term, assuming all other revenue recognition criteria are met. For incentives that are earned based on the amount of electricity generated by the system, the Company records revenue as the amounts are earned. The difference between the payments received and the revenue recognized is recorded as deferred revenue on the consolidated balance sheet.

For solar energy systems where customers purchase electricity from the Company under power purchase agreements, the Company has determined that these agreements should be accounted for, in substance, as operating leases pursuant to ASC 840. Revenue is recognized based on the amount of electricity delivered at rates specified under the contracts, assuming all other revenue recognition criteria are met.

The portion of rebates and incentives recognized within operating leases and solar energy systems incentives revenue for the years ended December 31, 2016, 2015 and 2014 was $37.1 million, $34.3 million and $33.4 million, respectively.

Solar Energy Systems and Components Sales

For solar energy systems and components sales wherein customers pay the full purchase price, either directly or through the Solar Loan program, upon the delivery of the system, the Company recognizes revenue, net of any applicable governmental sales taxes, in accordance with ASC 605-25, Revenue Recognition—Multiple-Element Arrangements, and ASC 605-10-S99, Revenue Recognition—Overall—SEC Materials. Revenue is recognized when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sales price is fixed or determinable and (4) collection of the related receivable is reasonably assured. Components are comprised of photovoltaic panels and solar energy system mounting hardware. In instances where there are multiple deliverables in a single arrangement, the Company allocates the arrangement consideration to the various elements in the arrangement based on the relative selling price method. The Company recognizes revenue when it installs a solar energy system and the solar energy system passes inspection by the utility or the authority having jurisdiction, provided all other revenue recognition criteria have been met. Costs incurred on residential installations before the solar energy systems are completed are included in inventories as work in progress in the consolidated balance sheets. However, any fees that are paid or payable by the Company to a Solar Loan lender would be recognized as an offset against solar energy systems and components sales revenue, in accordance with ASC 605-50, Customer Payments and Incentives.

The Company recognizes revenue for solar energy systems constructed for certain commercial customers according to ASC 605-35, Revenue Recognition—Construction-Type and Production Type Contracts. Revenue is recognized on a percentage-of-completion basis, based on the ratio of labor costs incurred to date to total projected labor costs. Provisions are made for the full amount of any anticipated losses on a contract-by-contract basis. The Company recognized $7.5 million, $8.0 million and $2.1 million of total losses for these types of contracts for the years ended December 31, 2016, 2015 and 2014, respectively. Costs in excess of billings are recorded where costs recognized are in excess of amounts billed to customers of purchased commercial solar energy systems. Costs in excess of billings as of December 31, 2016 and 2015 were $0.5 million and $0.2 million, respectively, and are included in prepaid expenses and other current assets in the consolidated balance sheets. Billings in excess of costs as of December 31, 2016 and 2015 were $0.1 million and $0.5 million, respectively, and are included in deferred revenue in the consolidated balance sheets.

For solar energy systems previously sold under a MyPower contract, the Company has determined that the arrangement consideration is not currently fixed or determinable. In making this determination, the Company considered that (i) the MyPower arrangement is unique and the Company does not have company-specific or market history for similar financing arrangements with similar asset classes over an extended term; (ii) customer preferences and satisfaction during the life of these long-term contracts, including as a result of technological advances in solar energy systems over time, may change, and the Company may be incented to offer future inducements or concessions to ensure customers remain satisfied during the life of these long-term contracts; and (iii) possible future decreases in the retail prices of electricity from utilities or from other renewable energy sources that may make the purchase of the solar energy systems less economically attractive and may cause the Company to amend the terms of its contracts to ensure continued performance and to remain competitive. Accordingly, the Company initially defers the revenue associated with the sale of a solar energy system under a MyPower contract when it delivers the system that has passed inspection by the utility or the authority having jurisdiction. In instances where there are multiple deliverables in a single MyPower contract, the Company allocates the arrangement consideration to the various elements in the contract based on the relative selling price method. The Company subsequently recognizes revenue for the system over the term of the contract as cash payments are received for the loan’s outstanding

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

principal and interest. The deferred revenue is included in the consolidated balance sheets under current portion of deferred revenue for the portion expected to be recognized as revenue in the next 12 months, and the non-current portion is included under deferred revenue, net of current portion. The Company records a note receivable when the customer secures the loan from a subsidiary of the Company to finance the purchase of the solar energy system.

MyPower deferred revenue activity was as follows (in thousands):

	As of and for the
	Year Ended
	December 31,
	2016	2015
Balance - beginning of the period	$452,797	$33,651
MyPower systems delivered under executed contracts	104,761	442,567
MyPower revenue recognized within solar energy systems and components sales revenue	(77,680)	(23,421)
Balance - end of the period	$479,878	$452,797

As of December 31, 2016 and 2015, $6.0 million and $4.6 million, respectively, are included in the consolidated balance sheets under current portion of deferred revenue. The balances in the table above do not include amounts allocated to remote monitoring services, other deliverables or sales taxes.

Remote Monitoring Services

The Company provides solar energy system remote monitoring services, which are generally bundled with both sales and leases of solar energy systems. The Company allocates revenue between remote monitoring services and the other elements in a bundled sale of a solar energy system using the relative selling price method. The selling prices used in the allocation are determined by reference to the prices charged by third-parties for similar services and products on a standalone basis. For remote monitoring services bundled with a sale of a solar energy system, the Company recognizes the revenue allocated to remote monitoring services over the term specified in the associated contract or over the warranty period of the solar energy system if the contract does not specify the term. To date, remote monitoring services revenue has not been material and is included in the consolidated statements of operations under both operating leases and solar energy systems incentives revenue, when remote monitoring services are bundled with leases of solar energy systems, and solar energy system sales revenue.

Sale-Leaseback

The Company is party to master lease agreements that provide for the sale of solar energy systems to third-parties and the simultaneous leaseback of the systems, which the Company then subleases to customers. In sale-leaseback arrangements, the Company first determines whether the solar energy system under the sale-leaseback arrangement is “integral equipment.” A solar energy system is determined to be integral equipment when the cost to remove the system from its existing location, including the shipping and reinstallation costs of the solar energy system at the new site, including any diminution in fair value, exceeds ten-percent of the fair value of the solar energy system at the time of its original installation. When the leaseback arrangements expire, the Company has the option to purchase the solar energy system, and in most cases, the lessor has the option to sell the system back to the Company, though in some instances the lessor can only sell the system back to the Company prior to expiration of the arrangement.

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

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

For solar energy systems that the Company has determined not to be integral equipment, the Company determines if the leaseback is classified as a capital lease or an operating lease. For leasebacks classified as capital leases, the Company initially records a capital lease asset and capital lease obligation in the consolidated balance sheet equal to the lower of the present value of the future minimum leaseback payments or the fair value of the solar energy system. For capital leasebacks, the Company does not recognize any revenue but defers the gross profit comprising of the net of the revenue and the associated cost of sale. For leasebacks classified as operating leases, the Company recognizes a portion of the revenue and the associated cost of sale and defers the portion of revenue and cost of sale that represents the gross profit that is equal to the present value of the future minimum lease payments over the master leaseback term. For both capital and operating leasebacks, the Company records the deferred gross profit in the consolidated balance sheet as deferred income and amortizes the deferred income over the leaseback term as a reduction to the leaseback rental expense included in operating leases and solar energy systems incentives cost of revenue in the consolidated statements of operations.

Solar Renewable Energy Credits

The Company accounts for solar renewable energy credits, or SRECs, when they are purchased by the Company or sold to third-parties. For SRECs generated by solar energy systems owned by the Company and minted by government agencies, the Company does not recognize any specifically identifiable costs for those SRECs as there are no specific incremental costs incurred to generate the SRECs. For any SRECs purchased by the Company, the Company would carry these SRECs at their cost, subject to impairment testing. The Company recognizes revenue from the sale of an SREC when the SREC is transferred to the buyer, and the cost of the SREC, if any, is then recorded within operating leases and solar energy systems incentives cost of revenue.

Cost of Revenue

Operating leases and solar energy systems incentives cost of revenue is primarily comprised of depreciation of the cost of leased solar energy systems reduced by amortization of U.S. Treasury grants income, maintenance costs associated with those systems and amortization of initial direct lease costs associated with those systems. Initial direct lease costs are customer solar energy system lease acquisition costs (the incremental cost of contract administration, referral fees and sales commissions), are capitalized as an element of solar energy systems, leased and to be leased – net, and are amortized over the term of the related lease or power purchase agreement, which generally ranges from 10 to 25 years. Refer to Note 7, Solar Energy Systems, Leased and To Be Leased – Net, for a summary of initial direct lease costs related to customer solar energy system lease acquisition costs.

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

Furthermore, the costs associated with solar energy systems previously sold under MyPower contracts, including the costs of acquisition of system components, personnel costs associated with system installations and costs to originate the contracts such as sales commissions, referral fees and some incremental contract administration costs, are initially capitalized as deferred costs. Subsequently, these costs are recognized as a component of cost of revenue from solar energy systems and components sales for the costs associated with system components and installations, or as a component of operating expenses for costs associated with contract origination, generally in proportion to the reduction of the MyPower loans’ outstanding principal over the 30-year term. The deferred costs are included in the consolidated balance sheets under prepaid expenses and other current assets for the portion expected to be recognized in the consolidated statements of operations in the next 12 months, and the non-current portion is included as a component of other assets. However, the estimated warranty costs associated with the systems are fully expensed upon the delivery of the systems.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

MyPower deferred costs activity was as follows (in thousands):

	As of and for the
	Year Ended
	December 31,
	2016	2015
Balance - beginning of the period	$217,776	$13,571
MyPower systems delivered under executed contracts(1)	52,305	215,141
Recognized in cost of revenue within solar energy systems and components sales	(33,998)	(10,490)
Recognized in operating expenses	(1,025)	(446)
Balance - end of the period	$235,058	$217,776

(1)

Included in MyPower systems delivered under executed contracts was $4.5 million and $27.2 million of MyPower contract origination costs incurred in the years ended December 31, 2016 and 2015, respectively.

As of December 31, 2016 and 2015, $2.7 million and $2.1 million, respectively, are included in the consolidated balance sheets under prepaid and other current assets.

Advertising Costs

Advertising costs are expensed as incurred and are included as an element of sales and marketing expense in the consolidated statements of operations. The Company incurred advertising costs of $26.3 million, $28.6 million and $3.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”). Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, any net operating loss, or NOL, carryforwards and any tax credits, measured using the enacted tax rate expected to apply to the taxable income in the periods in which the differences are expected to be reversed. A valuation allowance is provided when necessary to reduce net deferred tax assets to an amount that is more likely than not to be realized. The Company is eligible for federal ITCs and accounts for them under the flow-through method. As permitted in ASC 740-10-25-46, under the flow-through method, the tax benefit from an ITC is recorded as a reduction of federal income taxes in the period that the ITC is generated.

The Company uses a two-step approach of recognizing and measuring uncertain tax positions. The Company first determines whether any uncertain tax positions are more-likely-than-not of being sustained upon tax authority examination, including the resolution of any related appeals or litigation processes, based on the technical merits of the positions. Then, the Company measures the tax benefits as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

The Company includes interest and penalties related to any unrecognized tax benefits within the provision for taxes in the consolidated statements of operations.

The Company uses the “with and without” approach in determining the order in which tax attributes are utilized. As a result, the Company only recognizes a tax benefit from stock-based awards in additional paid-in capital if an incremental tax benefit is realized after all other tax attributes currently available to the Company have been utilized.

The Company is included in the consolidated return of Tesla for the period from acquisition, November 21, 2016 to December 31, 2016.  For purposes of the Company’s financial statements, income tax expense has been computed under the separate return method pursuant to the provisions of ASC 740-10-30-27, Allocation of Consolidated Tax Expense to Separate Financial Statements of Members

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

Comprehensive Income (Loss)

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

Stock-Based Compensation

The Company accounts for stock-based compensation costs under the provisions of ASC 718, Compensation—Stock Compensation, which requires the measurement and recognition of compensation costs related to the fair value of stock-based compensation awards that are ultimately expected to vest. Stock-based compensation costs recognized include all share-based payments granted to employees based on the grant date fair values estimated in accordance with the provisions of ASC 718. ASC 718 is also applied to awards modified, repurchased or canceled.

The Company applies ASC 718 and ASC 505-50, Equity-Based Payments to Non Employees, to stock-based awards issued to non-employees. In accordance with ASC 718 and ASC 505-50, the Company uses the Black-Scholes option pricing model to measure the fair values of any non-employee stock option awards as of their grant dates. The measurement of non-employee stock-based compensation costs is subject to periodic adjustments as the awards vest and the resulting changes in fair value are recognized in the consolidated statements of operations in the periods that the related services were rendered.

Noncontrolling Interests and Redeemable Noncontrolling Interests

Noncontrolling interests and redeemable noncontrolling interests represent third-party interests in the net assets under certain funding arrangements, or funds, that the Company has entered into to finance the cost of solar energy systems under operating leases. The Company has determined that the contractual provisions of the funds represent substantive profit sharing arrangements. The Company has further determined that the appropriate methodology for calculating the noncontrolling interest and redeemable noncontrolling interest balances that reflects the substantive profit sharing arrangements is a balance sheet approach using the hypothetical liquidation at book value, or HLBV, method. The Company, therefore, determines the amount of the noncontrolling interests and redeemable noncontrolling interests in the net assets of the funds at each balance sheet date using the HLBV method, which is presented on the consolidated balance sheets as noncontrolling interests in subsidiaries and redeemable noncontrolling interests in subsidiaries. Under the HLBV method, the amounts reported as noncontrolling interests and redeemable noncontrolling interests in the consolidated balance sheets represent the amounts the third-parties would hypothetically receive at each balance sheet date under the liquidation provisions of the funds, assuming the net assets of the funds were liquidated at the recorded amounts determined in accordance with GAAP and distributed to the third-parties. The third-parties’ interests in the results of operations of the funds are determined as the difference in the noncontrolling interest and redeemable noncontrolling interest balances in the consolidated balance sheets between the start and end of each reporting period, after taking into account any capital transactions between the funds and the third-parties. However, the redeemable noncontrolling interest balance is at least equal to the redemption amount. The redeemable noncontrolling interest balance is presented as temporary equity in the mezzanine section of the consolidated balance sheets since these third-parties have the right to redeem their interests in the funds for cash or other assets.

Segment Information

Operating segments are defined as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the executive team, which is comprised of the Chief Executive Officer and the Chief Financial Officer. Based on the financial information presented to and reviewed by the chief operating decision maker in deciding how to allocate the resources and in assessing the performance of the Company, the Company has determined that it has a single operating and reporting segment: solar energy products and services. The Company’s principal operations, revenue and decision-making functions are located in the United States.

Recently Issued Accounting Standards

In February 2015, the FASB issued Accounting Standards Update, or ASU, No. 2015-02, Amendments to the Consolidation Analysis, to amend the criteria for consolidation of certain legal entities. The Company adopted the ASU retrospectively on January 1, 2016, but the adoption had no impact on its consolidated financial statements.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, to change the accounting for subsequent adjustments to the provisional balances recognized in a business combination from retrospective to prospective. However, the ASU requires separate presentation or disclosure of the impact on prior periods had the adjustments been recognized as of the acquisition date. The Company adopted the ASU prospectively on January 1, 2016, but the adoption had no impact on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, to replace the existing revenue recognition criteria for contracts with customers and to establish the disclosure requirements for revenue from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, Deferral of the Effective Date, to defer the effective date of ASU No. 2014-09 to interim and annual periods beginning after December 15, 2017, with early adoption permitted. Subsequently, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations, ASU No. 2016-10, Identifying Performance Obligations and Licensing, ASU No. 2016-11, Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, and ASU No. 2016-20, Technical Corrections and Improvements, to clarify and amend the guidance in ASU No. 2014-09. Adoption of the ASUs is either retrospective to each prior period presented or retrospective with a cumulative adjustment to retained earnings or accumulated deficit as of the adoption date. The Company is currently obtaining an understanding of the ASUs but plans to adopt them on January 1, 2018 retrospectively to each prior period presented, which will have a currently undetermined impact on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Going Concern, to provide guidance within GAAP requiring management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and requiring related disclosures. The Company adopted the ASU prospectively on December 31, 2016, but the adoption had no impact on its consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, to specify that inventory should be subsequently measured at the lower of cost or net realizable value, which is the ordinary selling price less any completion, transportation and disposal costs. However, the ASU does not apply to inventory measured using the last-in-first-out or retail methods. The ASU is effective for interim and annual periods beginning after December 15, 2016. Adoption of the ASU is prospective. The Company’s adoption of the ASU prospectively on January 1, 2017 is not expected to impact its consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, to mainly change the accounting for investments in equity securities and financial liabilities carried at fair value as well as to modify the presentation and disclosure requirements for financial instruments. The ASU is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. Adoption of the ASU is retrospective with a cumulative adjustment to retained earnings or accumulated deficit as of the adoption date. The Company is currently obtaining an understanding of the ASU but plans to adopt the ASU retrospectively on January 1, 2018, which will have a currently undetermined impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, to require lessees to recognize most leases on the balance sheet, while recognition on the statement of operations will remain similar to current lease accounting. The ASU also eliminates real estate-specific provisions and modifies certain aspects of lessor accounting. The ASU is effective for interim and annual periods beginning after December 15, 2018. Adoption of the ASU is modified retrospective. The Company is currently obtaining an understanding of the ASU but plans to adopt the ASU modified retrospectively on January 1, 2019, which will have a currently undetermined impact on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-06, Contingent Put and Call Options in Debt Instruments, to clarify when a contingent put or call option to accelerate the repayment of debt is an embedded derivative. The ASU is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. Adoption of the ASU is modified retrospective. The Company’s adoption of the ASU modified retrospectively on January 1, 2017 is not expected to have an impact on its consolidated financial statements, since it has already been interpreting GAAP as prescribed in the ASU.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, to simplify the accounting for the income tax effects from share-based compensation, the accounting for forfeitures and the accounting for statutory income tax withholding, among others. In particular, the ASU requires all income tax effects from share-based compensation to be recognized in the consolidated statement of operations when the awards vest or are settled, the ASU permits accounting for forfeitures as they occur and the ASU permits a higher level of statutory income tax withholding without triggering liability

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

accounting. The ASU is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. Adoption of the ASU is modified retrospective, retrospective and prospective, depending on the specific provision being adopted. The Company’s adoption of the ASU on January 1, 2017 will impact its recognition and presentation of excess tax benefits and deficiencies and its presentation of tax withholdings and the subsequent payments on the statements of cash flows.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, to require, among others, financial assets carried at amortized cost to be presented at the net amount expected to be collected based on historical experience, current conditions and forecasts. The ASU is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. Adoption of the ASU is modified retrospective. The Company is currently obtaining an understanding of the ASU but plans to adopt the ASU modified retrospectively on January 1, 2020, and the impact on its consolidated financial statements is not known.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, to reduce the diversity in practice with respect to the presentation of certain cash flows. The ASU is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. Adoption of the ASU is retrospective. The Company is currently obtaining an understanding of the ASU but plans to adopt the ASU retrospectively on January 1, 2018, and the impact on its consolidated financial statements is not known.

In October 2016, the FASB issued ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, to require the recognition of the income tax effects from an intra-entity transfer of an asset other than inventory. The ASU is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. Adoption of the ASU is modified retrospective. The Company is currently obtaining an understanding of the ASU, and the impact on its consolidated financial statements is not known.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash, to require the statement of cash flows to present restricted cash as a part of the beginning and ending balances of cash and cash equivalents. The ASU is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. Adoption of the ASU is retrospective. The Company plans to adopt the ASU retrospectively on January 1, 2018, which will impact the classifications within its consolidated statements of cash flows.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, to change the determination of the amount of goodwill impairment to the excess of the carrying amount of a reporting unit over the reporting unit’s fair value. The ASU is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. Adoption of the ASU is prospective. The Company plans to adopt the ASU prospectively on January 1, 2020, and the impact on its consolidated financial statements is not known.

3. Restructuring and Other Activities

In the second quarter of 2016, the Company commenced certain restructuring activities in order to reduce costs and improve efficiency. Consequently, during the year ended December 31, 2016, the Company recognized $6.1 million of one-time employee termination benefits. As of December 31, 2016, the outstanding restructuring liability was $0.6 million.

Additionally, the Company commenced winding-down its solar module manufacturing operations in China, due to the tariffs imposed by the U.S. government on solar panels manufactured in China, and recognized an impairment charge of $13.9 million during the year ended December 31, 2016 (see Note 8, Property, Plant and Equipment – Net).

Furthermore, the Company concluded that certain acquired intangible assets were fully impaired. As such, the Company recognized an impairment charge of $26.0 million during the year ended December 31, 2016 (see Note 4, Goodwill and Intangible Assets).

In addition, during the year ended December 31, 2016, the Company incurred $23.6 million of direct costs arising from its acquisition by Tesla.

Moreover, during the year ended December 31, 2016, certain amounts due to the Company related to an uninstalled commercial project, but not related to any customer contracts or loans, were determined to be unrecoverable. Accordingly, the Company

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

recognized a charge of $16.1 million. Despite this charge, the Company intends to continue its efforts to obtain reimbursement of this amount.

Also, during the year ended December 31, 2016, the Company recorded charges totaling $20.2 million for write-offs and for a reserve for a certain litigation matter (see Note 23, Commitments and Contingencies).

4. Goodwill and Intangible Assets

Intangible Assets

The following is a summary of intangible assets as of December 31, 2016 (in thousands):

	Weighted-
	average
	useful life		Accumulated
	(in years)	Gross	amortization	Write-offs	Net
Developed technology	9	$175,100	$(51,984)	$—	$123,116
Trademarks and trade names	7	24,700	(10,785)	—	13,915
Marketing database	5	17,427	(11,579)	(5,848)	—
PowerSaver agreement	10	17,077	(4,815)	(12,262)	—
Non-compete agreements	5	7,189	(4,052)	(3,137)	—
Customer relationships	6	6,190	(1,523)	(4,667)	—
Other	6	10,028	(6,848)	(87)	3,093
Total intangible assets	8.73	$257,711	$(91,586)	$(26,001)	$140,124

The following is a summary of intangible assets as of December 31, 2015 (in thousands):

	Weighted-
	average
	useful life		Accumulated
	(in years)	Gross	amortization	Net
Developed technology	9	$175,100	$(32,260)	142,840
Trademarks and trade names	7	24,700	(7,256)	17,444
Marketing database	5	17,427	(9,953)	7,474
PowerSaver agreement	10	17,077	(3,961)	13,116
Non-compete agreements	5	7,189	(3,272)	3,917
Customer relationships	6	6,190	(542)	5,648
Other	6	10,028	(5,223)	4,805
Total intangible assets	8.26	$257,711	$(62,467)	$195,244

Developed Technology

Developed technology consists of high performance solar cell technology acquired through the Silevo acquisition. The high performance technology would allow the Company to achieve improved solar energy system performance and reduce the overall deployment cost per watt of solar energy systems sold or leased. In addition, the high performance technology would increase the Company’s market opportunity to a broader customer base who would benefit economically from more efficient solar energy systems. Developed technology also consists of solar panel interlocking technology acquired through the Zep Solar acquisition. The interlocking technology includes a rail-free installation system, auto-grounding connections and a rapid, drop-in module installation design. The interlocking technology allows solar energy systems to be installed easily and produces significant performance-based and aesthetic improvements compared to other solar energy system installation technologies.

Trademarks and Trade Names

Trademarks and trade names are related to established market recognition from acquired businesses and are expected to be retired at the end of their estimated useful lives.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

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

Customer Relationships

As part of one of its acquisitions, the Company acquired certain pre-existing customer relationships with commercial customers.

Other

Other intangible assets included a mortgage database, which contains data pertaining to households that the Company can directly market to. In addition, there is internally developed software, which consists of Zep Solar’s Zepulator System Designer, or Zepulator, online application. Zepulator can project the size, scope, layout, materials and costs of potential solar energy system installations, which assists with optimizing solar energy system installations.

All intangible assets are amortized over their estimated useful lives. The changes to the carrying value of intangible assets were as follows (in thousands):

	Year Ended December 31,
	2016	2015
Balance - beginning of the period	$195,244	$223,637
Acquisitions	—	$6,420
Amortization	(29,119)	(34,813)
Write-offs	(26,001)	—
Balance - end of the period	$140,124	$195,244

Amortization expense from intangible assets for the years ended December 31, 2016, 2015 and 2014 was allocated as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Included in operating leases and solar energy incentives cost of revenue	$17,716	$17,428	$9,962
Included in solar energy systems and components sales cost of revenue	2,574	3,337	2,605
Total included in cost of revenue	$20,290	$20,765	$12,567
Included in sales and marketing	8,829	14,048	11,696
Total amortization expense	$29,119	$34,813	$24,263

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

The intangible assets related to the customer relationships, the PowerSaver agreement, the non-compete agreements and the marketing database were fully impaired during the year ended December 31, 2016 following the restructuring of the Company’s operations. The impairment charges are included in restructuring and other expense (see Note 3, Restructuring and Other Activities). No intangible assets were impaired during the years ended December 31, 2015 and 2014. However, the Company wrote-off $0.3 million of solar energy systems backlog related to contracts cancelled after acquisition during the year ended December 31, 2014, which was recorded in sales and marketing expense in the consolidated statements of operations.

As of December 31, 2016, the total future amortization expense from intangible assets was as follows (in thousands):

	Cost of Revenue	Operating Expense	Total
2017	$16,866	$3,529	$20,395
2018	16,866	3,529	20,395
2019	16,866	3,529	20,395
2020	16,866	3,329	20,195
2021	16,866	—	16,866
Thereafter	41,878	—	41,878
Total	$126,208	$13,916	$140,124

Goodwill

The changes to the carrying value of goodwill were as follows (in thousands):

	Year Ended December 31,
	2016	2015
Balance - beginning of the period	$321,865	$315,920
Acquisitions	—	5,945
Balance - end of the period	$321,865	$321,865

The Company did not recognize any impairment of goodwill during the years ended December 31, 2016, 2015 or 2014.

5. Non-cancellable Operating Lease Payments Receivable

As of December 31, 2016, future minimum lease payments to be received from customers under non-cancellable operating leases for each of the next five years and thereafter were as follows (in thousands):

2017	$135,615
2018	138,139
2019	140,740
2020	143,419
2021	145,176
Thereafter	2,122,127
Total	$2,825,216

The Company enters into power purchase agreements with its customers that are accounted for, as leases. These customers are charged solely based on actual power produced by the installed solar energy system at a predefined rate per kilowatt-hour of power produced. The future payments from such arrangements were not included in the table above as they are a function of the power generated by the related solar energy systems in the future.

Included in revenue for the years ended December 31, 2016, 2015 and 2014 was $193.1 million, $124.7 million and $79.5 million, respectively, that were accounted for as contingent rentals. The contingent rentals comprised of customer payments under power purchase agreements and performance-based incentives received or receivable by the Company from various utility companies.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

6. Inventories

Inventories consisted of the following (in thousands):

	As of December 31,
	2016	2015
Raw materials, net	$140,888	$335,439
Work in progress	31,825	7,512
Total inventories	$172,713	$342,951

Raw materials are comprised of component parts that include silicon wafers, process gasses, chemicals and other consumables used in solar cell production, solar cells, photovoltaic panels, inverters, mounting hardware and miscellaneous electrical components that will be deployed to either solar energy systems that will be sold or solar energy systems that will be leased. Work in progress is comprised of installations in progress and includes component parts, labor and other overhead costs incurred up to the balance sheet date on solar energy systems that will be sold and for which binding sales contracts have already been executed. For solar energy systems, leased and to be leased, the Company commences transferring component parts from inventory to construction in progress, a component of solar energy systems, leased and to be leased, once a lease contract with a customer has been executed and installation has been initiated. Additional costs incurred on the leased systems, including labor and overhead, are recorded within construction in progress. As of December 31, 2016 and 2015, inventory reserves were $19.5 million and $4.5 million, respectively, and are included in the table above under raw materials.

7. Solar Energy Systems, Leased and To Be Leased – Net

Solar energy systems, leased and to be leased – net consisted of the following (in thousands):

	As of December 31,
	2016	2015
Solar energy systems leased to customers	$5,008,487	$3,619,214
Initial direct costs related to customer solar energy system lease acquisition costs	539,213	383,506
	5,547,700	4,002,720
Less accumulated depreciation and amortization	(447,011)	(275,158)
	5,100,689	3,727,562
Solar energy systems under construction	404,439	358,010
Solar energy systems to be leased to customers	323,627	289,981
Solar energy systems, leased and to be leased - net(1)(2)	$5,828,755	$4,375,553

(1)

Included in solar energy systems leased to customers as of December 31, 2016 and 2015 was $66.4 million related to capital leased assets with an accumulated depreciation of $13.3 million and $10.6 million, respectively.

(2)

Included in solar energy systems, leased and to be leased to customers as of December 31, 2016 and 2015 was $19.3 million and $6.3 million, respectively, related to energy storage systems with an accumulated depreciation of $1.0 million and $0.5 million, respectively.

As of December 31, 2016, future minimum lease payments to the lessor under this capital lease arrangement for each of the next five years and thereafter were as follows (in thousands):

2017	$2,353
2018	2,367
2019	2,383
2020	2,398
2021	2,415
Thereafter	16,259
Total	$28,175

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

As of December 31, 2016, future minimum lease receipts by the Company from sub-lessees under this capital lease arrangement for each of the next five years and thereafter were as follows (in thousands):

2017	$2,473
2018	2,503
2019	2,534
2020	2,566
2021	2,599
Thereafter	29,256
Total	$41,931

The amounts in the table above are also included as part of the non-cancellable operating lease payments from customers disclosed in Note 5, Non-cancellable Operating Lease Payments Receivable.

8. Property, Plant and Equipment – Net

Property, plant and equipment consisted of the following (in thousands):

	As of December 31,
	2016	2015
Manufacturing facilities - Fremont, California:
Manufacturing and lab equipment	$91,877	$84,418
Leasehold improvements	55,883	53,902
Manufacturing facilities - China:
Manufacturing and lab equipment	21,789	21,714
Land and buildings	6,786	6,711
Vehicles	34,214	44,036
Computer hardware and software	57,008	41,294
Furniture and fixtures	15,285	13,611
Leasehold improvements - other	29,661	19,546
Other	45,773	30,861
	358,276	316,093
Less accumulated depreciation and amortization	(113,540)	(53,706)
Property, plant and equipment - net	$244,736	$262,387

Certain manufacturing equipment was impaired during the year ended December 31, 2016. The impairment charge is included in restructuring and other expense (see Note 3, Restructuring and Other Activities).

Included in other property, plant and equipment – net as of December 31, 2016 and 2015 was $37.2 million and $29.1 million, respectively, related to capital leased assets with an accumulated depreciation of $12.9 million and $5.6 million, respectively.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

9. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	As of December 31,
	2016	2015
Accrued expenses	$96,380	$69,034
Income tax payable	—	41,016
Accrued compensation	77,773	64,988
Current portion of contingent consideration	—	42,912
Accrued warranty	32,691	22,993
Accrued professional services fees	22,965	9,915
Current portion of capital lease obligation	11,104	8,208
Other current liabilities	25,074	17,440
Total accrued and other current liabilities	$265,987	$276,506

10. Other Liabilities and Deferred Credits

Other liabilities and deferred credits consisted of the following (in thousands):

	As of December 31,
	2016	2015
Deferred gain on sale-leaseback transactions, net of current portion	$48,304	$51,547
Deferred rent expense	24,110	16,184
Interest rate swaps liability	12,109	11,544
Deferred solar renewable energy credits income	19,390	8,855
Capital lease obligation	34,777	39,475
Liability for receipts from an investor	76,828	17,975
Contingent consideration	—	80,096
Participation interest	16,713	15,919
Liability for assigned notes receivable	44,780	—
Other noncurrent liabilities	62,940	37,411
Total	$339,951	$279,006

The liability for receipts from an investor represents amounts received from an investor under a lease pass-through fund arrangement for monetization of ITCs for assets not yet placed in service. This amount is reclassified to deferred revenue when the assets are placed in service.

The participation interest represents rights granted by the Company to a former fund investor to share in the future residual returns from securitized solar energy systems, as part of the compensation for the termination of a lease pass-through fund arrangement, as described in Note 12, Indebtedness.

The contingent consideration relates to the Company’s acquisition of Silevo in the third quarter of 2014.

11. Cash Equity Financings

On May 2, 2016, the Company pooled and transferred its interests in certain financing funds into a special purpose entity, or SPE, and issued $121.7 million in aggregate principal of debt of the SPE (see Note 12, Indebtedness) and also issued $100.7 million of equity interests in the SPE, both to the same investor. Of the net proceeds from this transaction, $125.0 million was used to partially prepay the revolving aggregation credit facility due in December 2018, $25.7 million was used to partially prepay the term loan due in December 2016 and the remaining amount was retained by the Company to fund its operations.

On September 8, 2016, the Company pooled and transferred its interests in certain financing funds into a SPE and issued $210.0 million in aggregate principal of debt of the SPE (see Note 12) to a syndicate of banks and also issued $95.2 million of equity

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

interests in the SPE to an investor. Of the net proceeds from this transaction, $192.3 million was used to partially prepay the revolving aggregation credit facility due in December 2018 and the remaining amount was retained by the Company to fund its operations.

On December 16, 2016, the Company pooled and transferred its interests in certain financing funds into a SPE and issued $170.0 million in aggregate principal of debt of the SPE (see Note 12) to a syndicate of banks and also issued $70.9 million of equity interests in the SPE to an investor. Of the net proceeds from this transaction, $131.0 million was used to partially prepay the revolving aggregation credit facility due in December 2018 and the remaining amount was retained by the Company to fund its operations.

The debts are secured by, among other things, the SPEs’ interests in the financing funds. The Company has determined that the SPEs are VIEs and that the Company is the primary beneficiary of the SPEs by reference to the power and benefits criterion under ASC 810, Consolidation. Accordingly, the Company consolidates the SPEs in its consolidated financial statements and accounts for the investors’ equity interests in the SPEs as noncontrolling interests (see Note 13, VIE Arrangements). The Company did not recognize a gain or loss on the transfers of its interests in the financing funds and continues to consolidate the financing funds. The cash distributed from the financing funds to the SPEs are used to service the principal payments, the interest payments, the SPEs’ expenses and the distributions to the investors. Any remaining cash would be distributed to wholly owned subsidiaries of the Company. The SPEs’ assets and cash flows are not available to the other creditors of the Company, and the lenders and the investors have no recourse to the Company’s other assets.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

12. Indebtedness

The following is a summary of the Company’s debt as of December 31, 2016 (dollars in thousands):

	Unpaid			Unused
	Principal	Net Carrying Value		Committed
	Balance	Current	Long-Term	Amount	Interest Rate	Maturity Dates
Recourse debt:
Secured revolving credit facility	$364,000	$360,957	$—	$24,305	4.0%-6.0%	January 2017 - December 2017
Vehicle and other loans	23,771	17,235	6,536	—	2.9%-7.6%	March 2017 - June 2019
2.75% convertible senior notes due in 2018	230,000	—	226,323	—	2.8%	November 2018
1.625% convertible senior notes due in 2019	566,000	—	557,112	—	1.6%	November 2019
Zero-coupon convertible senior notes due in 2020	113,000	—	101,428	—	0.0%	December 2020
Solar Bonds	332,060	181,582	150,279	*	1.1%-6.5%	January 2017 - January 2031
Total recourse debt	1,628,831	559,774	1,041,678	24,305
Non-recourse debt:
Term loan due in December 2017	75,467	73,825	—	52,173	4.2%	December 2017
Term loan due in January 2021	183,388	5,860	171,994	—	4.5%	January 2021
MyPower revolving credit facility	133,762	133,578	—	56,238	4.1%-6.6%	January 2017
Revolving aggregation credit facility	424,757	—	413,792	335,243	4.0%-4.8%	December 2018
Solar Renewable Energy Credit Term Loan	38,124	12,491	24,565	—	6.6%-9.9%	April 2017 - July 2021
Cash Equity Debt I	119,753	3,272	115,464	—	5.7%	July 2033
Cash Equity Debt II	206,901	5,376	198,220	—	5.3%	July 2034
Cash Equity Debt III	170,000	4,994	161,855		5.8%	January 2035
Solar Asset-backed Notes, Series 2013-1	41,899	3,330	35,826	—	4.8%	November 2038
Solar Asset-backed Notes, Series 2014-1	60,768	3,016	55,197	—	4.6%	April 2044
Solar Asset-backed Notes, Series 2014-2	186,851	7,055	173,625	—	4.0%-Class A 5.4%-Class B	July 2044
Solar Asset-backed Notes, Series 2015-1	119,199	1,511	112,927	—	4.2%-Class A 5.6%-Class B	August 2045
Solar Asset-backed Notes, Series 2016-1	50,119	1,202	44,313	—	5.3%-Class A 7.5%-Class B	September 2046
Solar Loan-backed Notes, Series 2016-A	140,586	3,514	127,317	—	4.8%-Class A 6.9%-Class B	September 2048
Total non-recourse debt	1,951,574	259,024	1,635,095	443,654
Total debt	$3,580,405	$818,798	$2,676,773	$467,959

*

Out of the $350.0 million authorized to be issued by the Company’s board of directors, $17.9 million remained available to be issued. See below and Note 22, Related Party Transactions, for Solar Bonds issued to related parties.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

The following is a summary of the Company’s debt as of December 31, 2015 (dollars in thousands):

	Unpaid			Unused
	Principal	Net Carrying Value		Committed
	Balance	Current	Long-Term	Amount	Interest Rate	Maturity Date
Recourse debt:
Secured revolving credit facility	$360,000	$22,320	$333,287	$13,053	3.5%-5.8%	December 2016 - December 2017
Vehicle and other loans	28,173	12,562	15,610	—	2.5%-7.6%	January 2016 - June 2019
2.75% convertible senior notes due in 2018	230,000	—	225,795	—	2.8%	November 2018
1.625% convertible senior notes due in 2019	566,000	—	555,981	—	1.6%	November 2019
Zero-coupon convertible senior notes due in 2020	113,000	—	112,784	—	0.0%	December 2020
Solar Bonds	214,324	178,309	35,778	#	1.3%-5.8%	January 2016 - December 2030
Total recourse debt	1,511,497	213,191	1,279,235	13,053
Non-recourse debt:
Term loan due in May 2016	34,622	33,918	—	—	3.5%	May 2016
Term loan due in December 2016	112,483	111,248	—	—	3.6%-3.7%	December 2016
MyPower revolving credit facility	213,125	—	210,735	26,875	3.0%-5.5%	January 2017
Revolving aggregation credit facility	455,693	—	446,963	194,307	3.1%-3.2%	December 2017
Solar Asset-backed Notes, Series 2013-1	45,845	3,342	39,669	—	4.8%	November 2038
Solar Asset-backed Notes, Series 2014-1	64,431	2,855	58,938	—	4.6%	April 2044
Solar Asset-backed Notes, Series 2014-2	193,755	6,319	181,041	—	4.0%-Class A 5.4%-Class B	July 2044
Solar Asset-backed Notes, Series 2015-1	122,295	1,348	116,019	—	4.2%-Class A 5.6%-Class B	August 2045
Total non-recourse debt	1,242,249	159,030	1,053,365	221,182
Total debt	$2,753,746	$372,221	$2,332,600	$234,235

#

Out of the $350.0 million authorized to be issued by the Company’s board of directors, $135.7 million remained available to be issued. See below and Note 22, Related Party Transactions, for Solar Bonds issued to related parties.

Recourse debt refers to debt that is recourse to the Company’s general assets. Non-recourse debt refers to debt that is recourse to only specified assets or subsidiaries of the Company. The differences between the unpaid principal balances and the net carrying values are due to convertible senior note conversion features, debt discounts and deferred financing costs. As of December 31, 2016, the Company was in compliance with all financial debt covenants. The Company’s debt is described further below.

Recourse Debt Facilities:

Secured Revolving Credit Facility

The Company has entered into a revolving credit agreement with a syndicate of banks to fund working capital, letters of credit and general corporate needs. Borrowed funds bear interest, at the Company’s option, at an annual rate of (a) 3.25% plus LIBOR or (b) 2.25% plus the highest of (i) the federal funds rate plus 0.50%, (ii) Bank of America’s published “prime rate” or (iii) LIBOR plus 1.00%. The fee for undrawn commitments is 0.375% per annum. The secured revolving credit facility is secured by certain of the Company’s accounts receivable, inventory, machinery, equipment and other assets.

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

Each $1,000 of principal of the convertible senior notes is now, as a result of the acquisition by Tesla, convertible into 1.7838 shares of Tesla’s common stock, which is equivalent to a conversion price of $560.60 per share, subject to adjustment upon the occurrence of specified events related to dividends, tender offers or exchange offers. Holders of the convertible senior notes may convert their convertible senior notes at their option at any time up to and including the second scheduled trading day prior to maturity. If certain events that would constitute a make-whole fundamental change, such as significant changes in ownership, corporate structure or tradability of Tesla’s common stock, occur prior to the maturity date, the Company would increase the conversion rate for a holder who elects to convert its convertible senior notes in connection with such an event in certain circumstances. The maximum conversion rate is capped at 2.3635 shares for each $1,000 of principal of the convertible senior notes, which is equivalent to a minimum conversion price of $423.10 per share. The convertible senior notes do not have a cash conversion option. The convertible senior note holders may require the Company to repurchase their convertible senior notes for cash only under certain defined fundamental changes. Furthermore, upon the acquisition by Tesla, the conversion feature now meets the criteria for bifurcation as an embedded derivative. Consequently, the value of the conversion feature is now accounted for separately (see Note 2, Summary of Significant Accounting Policies and Procedures).

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

Each $1,000 of principal of the convertible senior notes is now, as a result of the acquisition by Tesla, convertible into 1.3169 shares of Tesla’s common stock, which is equivalent to a conversion price of $759.36 per share, subject to adjustment upon the occurrence of specified events related to dividends, tender offers or exchange offers. Holders of the convertible senior notes may convert their convertible senior notes at their option at any time up to and including the second scheduled trading day prior to maturity. If certain events that would constitute a make-whole fundamental change, such as significant changes in ownership, corporate structure or tradability of Tesla’s common stock, occur prior to the maturity date, the Company would increase the conversion rate for a holder who elects to convert its convertible senior notes in connection with such an event in certain circumstances. The maximum conversion rate is capped at 1.7449 shares for each $1,000 of principal of the convertible senior notes, which is equivalent to a minimum conversion price of $573.10 per share. The convertible senior notes do not have a cash conversion option. The convertible senior note holders may require the Company to repurchase their convertible senior notes for cash only under certain defined fundamental changes. Furthermore, upon the acquisition by Tesla, the conversion feature now meets the criteria for bifurcation as an embedded derivative. Consequently, the value of the conversion feature is now accounted for separately (see Note 2, Summary of Significant Accounting Policies and Procedures).

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

In connection with the issuance of the convertible senior notes in September 2014, the Company paid $57.6 million to enter into capped call option agreements to reduce the potential equity dilution upon conversion of the convertible senior notes. In connection with the additional issuance of the convertible senior notes on October 10, 2014, the Company paid $7.6 million to enter into an additional capped call option agreement. Specifically, upon the exercise of the capped call options, the Company would now, as a result of the acquisition by Tesla, receive shares of Tesla’s common stock equal to 745,377 shares multiplied by (a) (i) the lower of $1,146.18 or the then market price of Tesla’s common stock less (ii) $759.36 and divided by (b) the then market price of Tesla’s common stock. The results of this formula are that the Company would receive more shares as the market price of Tesla’s common stock exceeds $759.36 and approaches $1,146.18, but the Company would receive fewer shares as the market price of Tesla’s common stock exceeds $1,146.18. Consequently, if the convertible senior notes are converted, then the number of shares to be issued by Tesla would be effectively partially offset by the shares received by the Company under the capped call options as they are exercised. The Company can also elect to receive the equivalent value of cash in lieu of shares. The capped call options expire on various dates ranging from September 4, 2019 to October 29, 2019, and the formula above would be adjusted in the event of a merger; a tender offer; nationalization; insolvency; delisting of the Company’s common stock; changes in law; failure to deliver; insolvency filing; stock splits, combinations, dividends, repurchases or similar events; or an announcement of certain of the preceding actions. Although intended to reduce the net number of shares issued after a conversion of the convertible senior notes, the capped call options were separately negotiated transactions, are not a part of the terms of the convertible senior notes, do not affect the rights of the convertible senior note holders and will take effect regardless of whether the convertible senior notes are actually converted. The capped call options previously met the criteria for equity classification because they were indexed to the Company’s common stock and the Company always controls whether settlement will be in shares or cash. As a result, the amounts paid for the capped call options were previously recorded as reductions to additional paid-in capital. However, upon the acquisition by Tesla, the capped call options no longer met the criteria for equity classification and are now accounted for as derivatives (see Note 2, Summary of Significant Accounting Policies and Procedures).

Zero-Coupon Convertible Senior Notes Due in 2020

In December 2015, the Company issued $113.0 million in aggregate principal of zero-coupon convertible senior notes due on December 1, 2020 through a private placement. $13.0 million of the convertible senior notes were issued to related parties and are separately presented on the consolidated balance sheets (see Note 22, Related Party Transactions). The net proceeds from the offering, after deducting debt issuance costs, were $112.8 million. The debt issuance costs were recorded as a debt discount and are being amortized to interest expense over the contractual term of the convertible senior notes.

Each $1,000 of principal of the convertible senior notes is now, as a result of the acquisition by Tesla, convertible into 3.3333 shares of Tesla’s common stock, which is equivalent to a conversion price of $300.00 per share, subject to adjustment upon the occurrence of specified events related to dividends, tender offers or exchange offers. Holders of the convertible senior notes may convert their convertible senior notes at their option at any time up to and including the second scheduled trading day prior to maturity. If certain events that would constitute a make-whole fundamental change, such as significant changes in ownership, corporate structure or tradability of Tesla’s common stock, occur prior to the maturity date, the Company would increase the conversion rate for a holder who elects to convert its convertible senior notes in connection with such an event in certain circumstances. The maximum conversion rate is capped at 4.2308 shares for each $1,000 of principal of the convertible senior notes, which is equivalent to a minimum conversion price of $236.36 per share. The convertible senior notes do not have a cash conversion option. The convertible senior note holders may require the Company to repurchase their convertible senior notes for cash only under certain defined fundamental changes. On or after June 30, 2017, the convertible senior notes will be redeemable by the Company in the event that the closing price of Tesla’s common stock exceeds 200% of the conversion price for 45 consecutive trading days ending within three trading days of such redemption notice at a redemption price of par plus accrued and unpaid interest to, but excluding, the redemption date. Furthermore, upon the acquisition by Tesla, the conversion feature now meets the criteria for bifurcation as an embedded derivative. Consequently, the value of the conversion feature is now accounted for separately (see Note 2, Summary of Significant Accounting Policies and Procedures).

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

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

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

In August 2016, Tesla’s Chief Executive Officer, the Company’s Chief Executive Officer and the Company’s Chief Technology Officer purchased $100.0 million in aggregate principal amount of 6.50% Solar Bonds due in February 2018.

SpaceX, Tesla’s Chief Executive Officer, the Company’s Chief Executive Officer and the Company’s Chief Technology Officer were considered related parties; the Company has also issued Solar Bonds to other related parties; and such Solar Bonds are separately presented on the consolidated balance sheets (see Note 22, Related Party Transactions).

Non-Recourse Debt Facilities:

Term Loan Due in May 2016

On May 23, 2014, a subsidiary of the Company entered into an agreement with a syndicate of banks for a term loan. The term loan bore interest at an annual rate of 3.00% to 4.00%, depending on the cumulative period the term loan was been outstanding, plus LIBOR or, at the Company’s option, plus the highest of (i) the Federal Funds Rate plus 0.50%, (ii) Bank of America’s published “prime rate” or (iii) LIBOR plus 1.00%. The term loan was secured by certain assets and cash flows of the subsidiary and was non-recourse to the Company’s other assets or cash flows. In the first quarter of 2016, the Company fully repaid the term loan.

Term Loan Due in December 2016

On February 4, 2014, a subsidiary of the Company entered into an agreement with a syndicate of banks for a term loan. The term loan bore interest at an annual rate of LIBOR plus 3.25% or, at the Company’s option, 3.25% plus the highest of (i) the Federal Funds Rate plus 0.50%, (ii) Bank of America’s published “prime rate” or (iii) LIBOR plus 1.00%. The term loan was secured by the assets and cash flows of the subsidiary and was non-recourse to the Company’s other assets or cash flows. During 2016, the Company fully repaid the term loan.

Term Loan Due in December 2017

On March 31, 2016, a subsidiary of the Company entered into an agreement for a term loan. The term loan bears interest at an annual rate of the lender’s cost of funds plus 3.25%. The fee for undrawn commitments is 0.85% per annum. The term loan is secured by substantially all of the assets and cash flows of the subsidiary and is non-recourse to the Company’s other assets or cash flows.

Term Loan Due in January 2021

In January 2016, a subsidiary of the Company entered into an agreement with a syndicate of banks for a term loan. The term loan bears interest at an annual rate of three-month LIBOR plus 3.50%. The term loan is secured by substantially all of the assets of the subsidiary, including its interests in certain financing funds, and is non-recourse to the Company’s other assets. During 2016, the Company repaid $4.4 million of the principal outstanding under the term loan.

MyPower Revolving Credit Facility

On January 9, 2015, a subsidiary of the Company entered into a $200.0 million revolving credit agreement with a syndicate of banks to obtain funding for the MyPower customer loan program. The MyPower revolving credit facility initially provided up to $160.0 million of Class A notes and up to $40.0 million of Class B notes. On December 16, 2015, the committed amount under the Class A notes was increased to $200.0 million. On September 30, 2016, the committed amount under the Class A notes was decreased to $155.0 million, and the committed amount under the Class B notes was decreased to $35.0 million. The Class A notes bear interest at an annual rate of 2.50% plus (a) the commercial paper rate or (b) 1.50% plus adjusted LIBOR. The Class B notes bear interest at an annual rate of 5.00% plus LIBOR. The fee for undrawn commitments under the Class A notes is 0.50% per annum. The fee for undrawn commitments under the Class B notes is 0.50% per annum. The MyPower revolving credit facility is secured by the payments owed to the Company or its subsidiaries under MyPower customer loans and is non-recourse to the Company’s other assets.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

Revolving Aggregation Credit Facility

On May 4, 2015, a subsidiary of the Company entered into an agreement with a syndicate of banks for a revolving aggregation credit facility. On March 23, 2016, the agreement was amended to modify the interest rates, extend the availability period and extend the maturity date. The revolving aggregation credit facility bears interest at an annual rate of 3.25% plus (i) for commercial paper loans, the commercial paper rate and (ii) for LIBOR loans, at the Company’s option, three-month LIBOR or daily LIBOR. The revolving aggregation credit facility is secured by certain assets and cash flows of certain subsidiaries of the Company and is non-recourse to the Company’s other assets or cash flows.

Solar Renewable Energy Credit Term Loans

On March 31, 2016, a subsidiary of the Company entered into an agreement for a term loan. The term loan bears interest at an annual rate of one-month LIBOR plus 9.00% or, at the Company’s option, 8.00% plus the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the prime rate or (iii) one-month LIBOR plus 1.00%. The term loan is secured by substantially all of the assets of the subsidiary, including its rights under forward contracts to sell solar renewable energy credits, and is non-recourse to the Company’s other assets.

On July 14, 2016, the same subsidiary entered into an agreement for another term loan. The term loan bears interest at an annual rate of one-month LIBOR plus 5.75% or, at the Company’s option, 4.75% plus the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the prime rate or (iii) one-month LIBOR plus 1.00%. The term loan is secured by substantially all of the assets of the subsidiary, including its rights under forward contracts to sell solar renewable energy credits, and is non-recourse to the Company’s other assets.

During 2016, the Company repaid $18.6 million of the principal outstanding under the term loans.

Cash Equity Debt I

In connection with the cash equity financing on May 2, 2016 discussed in Note 11, Cash Equity Financings, the Company issued $121.7 million in aggregate principal of debt that bears interest at a fixed rate of 5.65% per annum. This debt is secured by, among other things, the Company’s interests in certain financing funds and is non-recourse to the Company’s other assets.

Cash Equity Debt II

In connection with the cash equity financing on September 8, 2016 discussed in Note 11, the Company issued $210.0 million in aggregate principal of debt that bears interest at a fixed rate of 5.25% per annum. This debt is secured by, among other things, the Company’s interests in certain financing funds and is non-recourse to the Company’s other assets.

Cash Equity Debt III

In connection with the cash equity financing on December 16, 2016 discussed in Note 11, the Company issued $170.0 million in aggregate principal of debt that bears interest at a fixed rate of 5.81% per annum. This debt is secured by, among other things, the Company’s interests in certain financing funds and is non-recourse to the Company’s other assets.

Solar Asset-backed Notes, Series 2013-1

In November 2013, the Company pooled and transferred qualifying solar energy systems and the associated customer contracts into a SPE and issued $54.4 million in aggregate principal of Solar Asset-backed Notes, Series 2013-1, backed by these solar assets to investors. The SPE is wholly owned by the Company and is consolidated in the Company’s financial statements. Accordingly, the Company did not recognize a gain or loss on the transfer of these solar assets. As of December 31, 2016, these solar assets had a carrying value of $133.0 million and are included under solar energy systems, leased and to be leased — net, in the consolidated balance sheets. The Solar Asset-backed Notes were issued at a discount of 0.05%. The cash flows generated by these solar assets are used to service the monthly principal and interest payments on the Solar Asset-backed Notes and satisfy the SPE’s expenses, and any remaining cash is distributed to a wholly owned subsidiary of the Company. The Company recognizes revenue earned from the associated customer contracts in accordance with the Company’s revenue recognition policy. The SPE’s assets and cash flows are not available to the other creditors of the Company, and the creditors of the SPE, including the Solar Asset-backed Note holders, have no recourse to the Company’s other assets. The Company contracted with the SPE to provide operations and maintenance and administrative services for the qualifying solar energy systems.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

In connection with the pooling of the assets that were transferred to the SPE in November 2013, the Company terminated a lease pass-through arrangement with an investor. The lease pass-through arrangement had been accounted for as a borrowing and any amounts outstanding from the lease pass-through arrangement were recorded as a lease pass-through financing obligation. The balance that was then outstanding from the lease pass-through arrangement was $56.4 million. The Company paid the investor an aggregate of $40.2 million, and the remaining balance is to be paid over time. The remaining balance is paid using the net cash flows generated by the same assets previously leased under the lease pass-through arrangement, after payment of the principal and interest on the Solar Asset-backed Notes and expenses related to the assets and the Notes, including asset management fees, custodial fees and trustee fees, and was contractually documented as a right to participate in future cash flows of the SPE. This right to participate in future residual cash flows generated by the assets of the SPE has been recorded as a component of other liabilities and deferred credits for the non-current portion and as a component of accrued and other current liabilities for the current portion under the caption “participation interest.” The Company accounts for the participation interest as a liability because the investor has no voting or management rights in the SPE, the participation interest would terminate upon the investor achieving a specified return and the investor has the option to put the participation interest to the Company on August 3, 2021 for the amount necessary for the investor to achieve the specified return, which would require the Company to settle the participation interest in cash. In addition, under the terms of the participation interest, the Company has the option to purchase the participation interest from the investor for the amount necessary for the investor to achieve the specified return.

Solar Asset-backed Notes, 2014-1

In April 2014, the Company pooled and transferred qualifying solar energy systems and the associated customer contracts into a SPE and issued $70.2 million in aggregate principal of Solar Asset-backed Notes, Series 2014-1, backed by these solar assets to investors. The SPE is wholly owned by the Company and is consolidated in the Company’s financial statements. Accordingly, the Company did not recognize a gain or loss on the transfer of these solar assets. As of December 31, 2016, these solar assets had a carrying value of $124.8 million and are included under solar energy systems, leased and to be leased — net, in the consolidated balance sheets. The Solar Asset-backed Notes were issued at a discount of 0.01%. The cash flows generated by these solar assets are used to service the monthly principal and interest payments on the Solar Asset-backed Notes and satisfy the SPE’s expenses, and any remaining cash is distributed to a wholly owned subsidiary of the Company. The Company recognizes revenue earned from the associated customer contracts in accordance with the Company’s revenue recognition policy. The SPE’s assets and cash flows are not available to the other creditors of the Company, and the creditors of the SPE, including the Solar Asset-backed Note holders, have no recourse to the Company’s other assets. The Company contracted with the SPE to provide operations and maintenance and administrative services for the qualifying solar energy systems.

Solar Asset-backed Notes, Series 2014-2

In July 2014, the Company pooled and transferred qualifying solar energy systems and the associated customer contracts into a SPE and issued $160.0 million in aggregate principal of Solar Asset-backed Notes, Series 2014-2, Class A, and $41.5 million in aggregate principal of Solar Asset-backed Notes, Series 2014-2, Class B, backed by these solar assets to investors. The SPE is wholly owned by the Company and is consolidated in the Company’s financial statements. Accordingly, the Company did not recognize a gain or loss on the transfer of these solar assets. As of December 31, 2016, these solar assets had a carrying value of $265.7 million and are included under solar energy systems, leased and to be leased — net, in the consolidated balance sheets. The Solar Asset-backed Notes were issued at a discount of 0.01%. These solar assets and the associated customer contracts are leased to an investor under a lease pass-through arrangement that the Company has accounted for as a borrowing. The rent paid by the investor under the lease pass-through arrangement is used (and, following the expiration of the lease pass-through arrangement, the cash generated by these solar assets will be used) to service the semi-annual principal and interest payments on the Solar Asset-backed Notes and satisfy the SPE’s expenses, and any remaining cash is distributed to a wholly owned subsidiary of the Company. The Company recognizes revenue earned from the associated customer contracts in accordance with the Company’s revenue recognition policy. The SPE’s assets and cash flows are not available to the other creditors of the Company, and the creditors of the SPE, including the Solar Asset-backed Note holders, have no recourse to the Company’s other assets. The Company contracted with the SPE to provide operations and maintenance and administrative services for certain of the qualifying solar energy systems.

Solar Asset-backed Notes, Series 2015-1

In August 2015, the Company pooled and transferred its interests in certain financing funds into a SPE and issued $103.5 million in aggregate principal of Solar Asset-backed Notes, Series 2015-1, Class A, and $20.0 million in aggregate principal of Solar Asset-backed Notes, Series 2015-1, Class B, backed by these solar assets to investors. The SPE is wholly owned by the Company and is consolidated in the Company’s financial statements. Accordingly, the Company did not recognize a gain or loss on

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

the transfer of these solar assets and continues to consolidate the underlying financing funds (see Note 13, VIE Arrangements). The Solar Asset-backed Notes were issued at a discount of 0.05% for Class A and 1.46% for Class B. The cash distributed by the underlying financing funds to the SPE are used to service the semi-annual principal and interest payments on the Solar Asset-backed Notes and satisfy the SPE’s expenses, and any remaining cash is distributed to a wholly owned subsidiary of the Company. The SPE’s assets and cash flows are not available to the other creditors of the Company, and the creditors of the SPE, including the Solar Asset-backed Note holders, have no recourse to the Company’s other assets.

Solar Asset-backed Notes, Series 2016-1

In February 2016, the Company transferred qualifying solar energy systems and the associated customer contracts into a SPE and issued $52.2 million in aggregate principal of Solar Asset-backed Notes, Series 2016-1, backed by these solar assets to investors. The SPE is wholly owned by the Company and is consolidated in the Company’s financial statements. Accordingly, the Company did not recognize a gain or loss on the transfer of these solar assets. As of December 31, 2016, these solar assets had a carrying value of $71.7 million and are included under solar energy systems, leased and to be leased — net, in the consolidated balance sheets. The Solar Asset-backed Notes were issued at a discount of 6.71%. These solar assets and the associated customer contracts are leased to an investor under a lease pass-through arrangement that the Company has accounted for as a borrowing. The rent paid by the investor under the lease pass-through arrangement is used (and, following the expiration of the lease pass-through arrangement, the cash generated by these solar assets will be used) to service the semi-annual principal and interest payments on the Solar Asset-backed Notes and satisfy the SPE’s expenses, and any remaining cash is distributed to a wholly owned subsidiary of the Company. The Company recognizes revenue earned from the associated customer contracts in accordance with the Company’s revenue recognition policy. The SPE’s assets and cash flows are not available to the other creditors of the Company, and the creditors of the SPE, including the Solar Asset-backed Note holders, have no recourse to the Company’s other assets. The Company contracted with the SPE to provide operations and maintenance and administrative services for certain of the qualifying solar energy systems.

Solar Loan-backed Notes, Series 2016-A

On January 21, 2016, the Company pooled and transferred certain MyPower customer notes receivable into a SPE and issued $151.6 million in aggregate principal of Solar Loan-backed Notes, Series 2016-A, Class A, and $33.4 million in aggregate principal of Solar Loan-backed Notes, Series 2016-A, Class B, backed by these notes receivable to investors. The SPE is wholly owned by the Company and is consolidated in the Company’s financial statements. Accordingly, the Company did not recognize a gain or loss on the transfer of these notes receivable. The Solar Loan-backed Notes were issued at a discount of 3.22% for Class A and 15.90% for Class B. The payments received by the SPE under these notes receivable are used to service the semi-annual principal and interest payments on the Solar Loan-backed Notes and satisfy the SPE’s expenses, and any remaining cash is distributed to a wholly owned subsidiary of the Company. The SPE’s assets and cash flows are not available to the other creditors of the Company, and the creditors of the SPE, including the Solar Loan-backed Note holders, have no recourse to the Company’s other assets.

Schedule of Principal Maturities of Debt

The future scheduled principal maturities of debt as of December 31, 2016 were as follows (in thousands):

	Recourse Debt
	Excluding
	Convertible	Non-Recourse	Convertible
	Senior Notes	Debt	Senior Notes	Total
2017	$563,017	$265,567	$—	$828,584
2018	131,564	479,792	230,000	841,356
2019	781	52,978	566,000	619,759
2020	14,994	50,830	113,000	178,824
2021	2,326	195,599	—	197,925
Thereafter	7,149	906,808	—	913,957
Total	$719,831	$1,951,574	$909,000	$3,580,405

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

13. VIE Arrangements

The Company has entered into various arrangements with investors to facilitate funding and monetization of solar energy systems. These arrangements include those described in this Note 13, VIE Arrangements, as well as those described in Note 14, Lease Pass-Through Financing Obligation, Note 15, Sale-Leaseback Arrangements, and Note 16, Sale-Leaseback Financing Obligation.

Wholly owned subsidiaries of the Company and fund investors formed and contributed cash or assets to various financing funds and entered into related agreements. The following table shows the number of funds by investor classification, carrying value of the solar energy systems in the funds, total investor contributions received and undrawn investor contributions as of December 31, 2016 (in thousands, except for number of funds, and unaudited) for funds that have been determined to be VIEs:

		Total		Carrying
		Investor	Undrawn	Value of
Investor	Number	Contributions	Investor	Solar Energy
Classification	of Funds	Received	Contributions	Systems
Financial institutions	34	$2,623,918	$106,850	$2,658,407
Corporations	8	1,020,058	130,209	1,038,946
Utilities	4	278,888	35,033	274,764
Other investors	1	1,788	—	3,097.0
Total	47	$3,924,652	$272,092	$3,975,214

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

As of December 31, 2016 and 2015, the Company was contractually required to make payments to a fund investor in order to ensure the investor is projected to achieve a specified minimum return annually. The amounts of any potential future payments under this guarantee are dependent on the amounts and timing of future distributions to the investor from the fund, the tax benefits that accrue to the investor from the fund’s activities and the amount and timing of the Company’s purchase of the investor’s interest in the fund or the amount and timing of the distributions to the investor upon liquidation of the fund. Due to uncertainties associated with estimating the amount and timing of distributions to the investor and the possibility and timing of the liquidation of the fund, the Company is unable to determine the potential maximum future payments that it would have to make under this guarantee.

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

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

The Company presents the solar energy systems in the VIEs under solar energy systems, leased and to be leased – net in the consolidated balance sheets. The aggregate carrying values of the VIEs’ assets and liabilities, after elimination of intercompany transactions and balances, in the consolidated balance sheets were as follows (in thousands):

	2016	2015
Assets
Current assets:
Cash and cash equivalents	$44,091	$32,105
Restricted cash	20,916	44
Accounts receivable - net	16,023	10,116
Rebates receivable	6,646	6,220
Prepaid expenses and other current assets	7,532	1,740
Total current assets	95,208	50,225
Solar energy systems, leased and to be leased - net	3,975,214	2,779,363
Other assets	63,050	11,204
Total assets	$4,133,472	$2,840,792
Liabilities
Current liabilities:
Accounts payable	$20	$—
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	24,085	26,769
Current portion of deferred U.S. Treasury grant income	6,506	6,506
Accrued and other current liabilities	8,524	598
Customer deposits	1,169	2,928
Current portion of deferred revenue	44,050	24,794
Current portion of long-term debt	87,467	—
Total current liabilities	171,821	61,595
Deferred revenue, net of current portion	394,920	308,798
Long-term debt, net of current portion	475,537	—
Deferred U.S. Treasury grant income, net of current portion	157,665	164,191
Other liabilities and deferred credits	92,410	28,460
Total liabilities	$1,292,353	$563,044

The Company is contractually obligated to make certain fund investors whole if they suffer certain losses resulting from the disallowance or recapture of ITCs or U.S. Treasury grants. The Company accounts for distributions due to the fund investors arising from a reduction of anticipated ITCs or U.S. Treasury grants received under distributions payable to noncontrolling interests and redeemable noncontrolling interests in the consolidated balance sheets. As of December 31, 2016 and 2015, the Company had accrued $0.3 million and $2.7 million, respectively, for this obligation.

14. Lease Pass-Through Financing Obligation

Through December 31, 2016, the Company had entered into eight transactions referred to as “lease pass-through fund arrangements.” Under these arrangements, the Company’s wholly owned subsidiaries finance the cost of solar energy systems with investors through arrangements contractually structured as master leases for an initial term ranging between 10 and 25 years. These solar energy systems are subject to lease or power purchase agreements with customers with an initial term not exceeding 20 years. These solar energy systems are included under solar energy systems, leased and to be leased – net in the consolidated balance sheets. As discussed in Note 12, Indebtedness, in November 2013, in connection with the Company pooling assets for purposes of issuing Solar Asset-backed Notes, the Company terminated a lease pass-through fund arrangement with an investor.

The cost of the solar energy systems under the lease pass-through fund arrangements as of December 31, 2016 and 2015 was $963.4 million and $670.5 million, respectively. The accumulated depreciation related to these assets as of December 31, 2016 and 2015 was $76.8 million and $52.8 million, respectively. The total lease pass-through financing obligation as of December 31, 2016

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

and 2015 was $120.5 million and $89.5 million, respectively, of which $51.5 million and $34.0 million, respectively, was classified as current liabilities.

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

As of December 31, 2016, the future minimum lease payments to be received from the investors based on the solar energy systems currently under the lease pass-through fund arrangements, for each of the next five years and thereafter, were as follows (in thousands):

2017	$37,208
2018	37,653
2019	36,371
2020	35,622
2021	35,413
Thereafter	381,289
Total	$563,556

For two of the lease pass-through fund arrangements, the Company’s subsidiaries have pledged its assets to the investors as security for their obligations under the contractual agreements.

For each of the lease pass-through fund arrangements, the Company is required to comply with certain financial covenants specified in the contractual agreements, which the Company had met as of December 31, 2016. In addition, the Company is responsible for any warranties, performance guarantees, accounting and performance reporting. Furthermore, there is a one-time future lease payment reset mechanism that is set to occur after all of the solar energy systems are delivered and placed in service in a fund. This reset date occurs when the installed capacity of the solar energy systems and their in-service dates are known or on an agreed upon date. As part of this reset process, the lease prepayment is updated to reflect certain specified conditions as they exist at such date, including the final installed capacity, cost and placed-in-service dates of the solar energy systems. As a result of this reset process, the Company might be obligated to refund a portion of an investor’s master lease prepayments or might be entitled to receive an additional master lease prepayment from an investor. Any additional master lease prepayments by an investor would be recorded as an additional lease pass-through financing obligation, while any refunds of master lease prepayments would reduce the lease pass-through financing obligation.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

15. Sale-Leaseback Arrangements

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

As of December 31, 2016 and 2015, the Company had contributed assets with a cost of $44.6 million to its wholly owned subsidiary that in turn sold the assets to a new investor and then executed a 15-year master leaseback agreement with the investor. Under this arrangement, the tax benefits from ITCs or Treasury grants in lieu of tax credits inure to the investor as the owner of the assets.

The Company has committed to make investors that have executed sale-leaseback arrangements with the Company whole for any reductions in the tax credit or U.S. Treasury awards resulting from changes in the tax basis submitted. The Company accrues any such payments due to these investors. As of December 31, 2016, no such amounts were due to these investors.

16. Sale-Leaseback Financing Obligation

In November 2009, the Company entered into an arrangement with an investor to finance the development, construction and installation of a ground mounted solar energy system that was leased to a customer. The Company also entered into an agreement to sell the system to the investor for a cash consideration of $27.2 million, of which $23.7 million has been received as of December 31, 2016 and the balance of $3.5 million is receivable at the end of the lease period and accrues interest at an annual rate of 4.37%. Concurrent with the sale, a subsidiary of the Company entered into an agreement with the investor to lease back the solar energy system from the investor with lease payments being made on a quarterly basis. The Company’s subsidiary has the option to purchase the system at the end of the lease term of 10 years for a price which is the greater of the fair market value or a predetermined agreed upon value. Additionally, the investor has the option to put its interest in the solar energy system to the Company within two years following the expiry of six years after placement in service of the system, for the amount that is the greater of the fair value of the system or the predetermined agreed upon value. As a result of these put and call options, the Company has concluded that it has a continuing involvement with the solar energy system.

The Company has determined that the ground mounted solar energy system qualifies as integral equipment and therefore as a real estate transaction under ASC 360-20, Real Estate Sales, and has been accounted for as a financing. Under the financing method, the receipts from the investor are reflected as a sale-leaseback financing obligation on the consolidated balance sheets, and the Company retains the solar energy system asset on the consolidated balance sheets within solar energy systems and depreciates the solar energy system over its estimated useful life of 30 years. The Company also continues to report all of the results of the operations of the system, with the revenue and expenses from the system operations being presented on the consolidated statements of operations on a “gross” basis. As of December 31, 2016, the balance of the sale-leaseback financing obligation outstanding was $13.4 million, of which $0.5 million has been classified as current and the balance of $12.9 million has been classified as non-current. As of December 31, 2015, the balance of the sale-leaseback financing obligation outstanding was $13.9 million, of which $0.5 million has been classified as current and the balance of $13.4 million has been classified as non-current.

As of December 31, 2016, future minimum annual rentals to be received from the customer for each of the next five years and thereafter were as follows (in thousands):

2017	$494
2018	504
2019	514
2020	524
2021	535
Thereafter	1,720
Total	$4,291

The amounts in the table above are also included as part of the non-cancellable operating lease payments from customers disclosed in Note 5, Non-cancellable Operating Lease Payments Receivable.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

As of December 31, 2016, future minimum annual payments to be paid to the investor under the financing arrangement for each of the next five years and thereafter were as follows (in thousands):

2017	$1,270
2018	1,277
2019	1,284
2020	—
2021	—
Thereafter	—
Total	$3,831

The obligations of the Company’s subsidiary to the investor are guaranteed by the Company and supported by a $0.26 million restricted cash escrow.

17. Redeemable Noncontrolling Interests in Subsidiaries

Noncontrolling interests in subsidiaries that are redeemable at the option of the holder are classified as redeemable noncontrolling interests in subsidiaries between liabilities and equity in the consolidated balance sheets. The redeemable noncontrolling interests in subsidiaries balance is determined using the hypothetical liquidation at book value method for the VIE funds or allocation of share of income or losses in other subsidiaries subsequent to initial recognition, however, the noncontrolling interests balance cannot be less than the estimated redemption value. The activity of the redeemable noncontrolling interests in subsidiaries balance was as follows (in thousands):

Balance at January 1, 2014	$44,709
Contributions from redeemable noncontrolling interests	260,492
Net loss	(141,072)
Distributions to redeemable noncontrolling interests	(14,313)
Transfers from noncontrolling interests in subsidiaries	25,248
Redeemable noncontrolling interests arising from acquisition of Silevo	14,174
Acquisition of redeemable noncontrolling interests in subsidiaries	(2,450)
Balance at December 31, 2014	186,788
Contributions from redeemable noncontrolling interests	415,493
Net loss	(258,493)
Distributions to redeemable noncontrolling interests	(22,853)
Balance at December 31, 2015	320,935
Contributions from redeemable noncontrolling interests	572,840
Net loss	(485,568)
Distributions to redeemable noncontrolling interests	(50,920)
Acquisition of redeemable noncontrolling interests	(13,664)
Balance at December 31, 2016	$343,623

The acquisition of redeemable noncontrolling interests above relates to the Company’s purchase of the third-party investors’ interests in the Chinese joint venture between one of its subsidiaries, Silevo, and the investors, for $13.7 million.

18. Equity

On November 21, 2016, each share of the Company’s outstanding common stock was converted into 0.11 shares of Tesla’s common stock as a result of its acquisition by Tesla (see Note 1, Organization). Following the acquisition, the Company has 100 shares of common stock issued and outstanding, all of which are held by Tesla.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

19. Equity Award Plans

As a result of the Company’s acquisition by Tesla, its equity award plans (as described below) were fully assumed by Tesla and its outstanding equity awards were converted into equity awards to acquire Tesla common stock in share amounts and prices based on the Exchange Ratio, with the equity awards retaining the same vesting and other terms and conditions as in effect immediately prior to the acquisition. The Company did not grant any equity awards from the acquisition date through December 31, 2016. The equity award plan descriptions below reflect the impacts of the acquisition.

Under the Company’s 2012 Equity Incentive Plan, the Company granted incentive stock options, non-statutory stock options and restricted stock units, or RSUs, for the Company’s common stock to employees, directors and consultants. Stock options were granted at exercise prices per share not less than 100% of the fair market value per share on the grant date. When an incentive stock option was granted to a 10% or greater holder of the Company’s common stock, the exercise price per share was not less than 110% of the fair market value per share on the grant date. Stock options granted are exercisable over a maximum term of 10 years from the date of grant and generally vest over a period of four years. No additional equity awards will be granted under this plan.

In September 2012, the Company adopted a director compensation program for future non-employee directors. Under the director compensation program, each individual who joined the board of directors as a non-employee director following the adoption of the program received an initial stock option grant to purchase 30,000 shares of the Company’s common stock at the time of initial election or appointment and additional triennial stock option grants to purchase 15,000 shares of the Company’s common stock, as well as an annual cash retainer of $15,000, all of which were subject to continued service on the board of directors. Such non-employee directors who served on committees of the board of directors received various specified additional equity awards and cash retainers. Effective as of June 2015, the Company revised the director compensation program, pursuant to which non-employee directors received an initial stock option grant to purchase 33,333 shares of the Company’s common stock at the time of initial election or appointment and additional triennial stock option grants to purchase 30,000 shares of the Company’s common stock, as well as an annual cash retainer of $20,000, all of which were subject to continued service on the board of directors. Such non-employee directors who served on committees of the board of directors received various specified additional equity awards and cash retainers. All equity awards granted pursuant to the director compensation programs were granted under the terms of the Company’s 2012 Equity Incentive Plan. Upon the Company’s acquisition by Tesla, the unvested awards immediately vested and became fully exercisable, because the exercise prices exceeded the then current trading price of Tesla’s common stock, these awards expired pursuant to their terms. No additional equity awards will be granted under this program.

Pursuant to the acquisition of Zep Solar, the Company assumed the Zep Solar, Inc. 2010 Equity Incentive Plan, or Zep Solar Plan, and issued fully vested stock options to purchase 303,151 shares of the Company’s common stock to replace certain fully vested stock options originally issued by Zep Solar. No additional equity awards were or will be granted under this plan.

On September 15, 2015, the Chief Executive Officer and the Chief Technology Officer, who are the Company’s founders, were granted non-statutory stock option awards of the Company’s common stock with both market and performance vesting conditions, or Founder Awards. The exercise price per share of the Founder Awards was $48.97. The Chief Executive Officer’s Founder Award would have entitled him to up to 3.0 million shares of the Company’s common stock, and the Chief Technology Officer’s Founder Award would have entitled him to up to 2.0 million shares of the Company’s common stock. The Founder Awards had a maximum term of 10 years from the date of grant and vested in 10 equal tranches based on the achievement of specified operational goals and the 90-trading day average price of the Company’s common stock achieving certain targets on specified measurement dates. As of immediately prior to the Company’s acquisition by Tesla, no vesting tranches had been achieved and the Founder Awards were entirely unvested.  Upon the Company’s acquisition by Tesla, all vesting under the Founder Awards ceased, and the Founder Awards automatically expired pursuant to their original terms. Consequently, the Company reversed the previously recognized stock-based compensation expense for the Founder Awards, which resulted in a gain of $7.1 million to general and administrative expense.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

Stock Options

A summary of stock option activity, presented in terms of Tesla’s common stock, is as follows (in thousands, except per share amounts):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value
Outstanding - January 1, 2014	1,534	134.27	7.52	586,740
Granted (weighted-average fair value of $431.36)	610	597.18
Exercised	(349)	58.00		185,822
Canceled	(260)	350.09
Outstanding - December 31, 2014	1,535	299.00	7.64	342,293
Granted (weighted-average fair value of $284.00)	709	451.55
Exercised	(105)	111.36		37,929
Canceled	(125)	509.73
Outstanding - December 31, 2015	2,014	349.36	7.74	293,855
Granted (weighted-average fair value of $137.53)	142	235.81
Exercised	(89)	60.60		12,754
Canceled	(873)	452.05
Outstanding - December 31, 2016	1,194	$282.44	6.04	$90,408
Options vested and exercisable - December 31, 2014	719	$115.64	6.30	$272,140
Options vested and exercisable - December 31, 2015	883	$195.73	5.88	$258,310
Options vested and exercisable - December 31, 2016	901	$230.75	5.33	$88,387
Options vested and expected to vest - December 31, 2014	1,367	$274.09	7.46	$333,813
Options vested and expected to vest - December 31, 2015	1,670	$326.73	7.37	$287,673
Options vested and expected to vest - December 31, 2016	1,128	$268.38	5.89	$89,865

As of December 31, 2016, 34.3% of the unvested stock options outstanding had a performance feature that is required to be satisfied before they become vested and exercisable. The grant date fair market value of the stock options that vested in 2016, 2015 and 2014 was $80.0 million, $109.7 million and $54.9 million, respectively.

As of December 31, 2016 and 2015, there was $71.0 million and $265.3 million, respectively, of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested stock options, which are expected to be recognized over the weighted-average period of 3.70 years and 5.56 years, respectively.

Under ASC 718, the Company estimates the fair value of stock options granted on each grant date using the Black-Scholes option valuation model, except for the Founder Awards for which the Company used a Monte Carlo simulation, and applies the straight-line method of expense attribution, except for stock options with a performance feature, for which the Company applies graded vesting. The fair values were estimated on each grant date with the following weighted-average assumptions used in the Black-Scholes option valuation model:

	Year Ended December 31,
	2016	2015	2014
Dividend yield	0%	0%	0%
Annual risk-free rate of return	1.50%	2.14%	1.95%
Expected volatility	61.94%	65.76%	83.66%
Expected term (years)	6.28	7.02	6.25

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

The expected volatility was calculated based on the average historical volatilities of the Company and publicly traded peer companies determined by the Company. The risk-free interest rate used was based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the stock options to be valued. The expected dividend yield was zero, as the Company did not anticipate paying a dividend within the relevant time frame. The expected term was estimated using the simplified method allowed under ASC 718.

Restricted Stock Units

A summary of RSU activity, presented in terms of Tesla’s common stock, is as follows (in thousands, except per share amounts):

		Weighted-
	Restricted	Average
	Stock	Fair
	Units	Value
Outstanding - January 1, 2014	2	$231.45
Granted	121	562.91
Released	(6)	552.82
Cancelled	(4)	589.00
Outstanding - December 31, 2014	113	556.00
Granted	367	436.27
Released	(43)	547.18
Cancelled	(43)	511.73
Outstanding - December 31, 2015	394	450.27
Granted	262	450.28
Vested	(132)	397.33
Cancelled	(162)	369.04
Outstanding - December 31, 2016	362	$505.99
Expected to vest - December 31, 2016	236	$315.46

The grant date fair value of RSUs vested was $50.3 million, $23.5 million and $3.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. Under ASC 718, the Company determined the fair value of RSUs granted on each grant date based on the fair value of the Company’s common stock on each grant date and applies the straight-line method of expense attribution. As of December 31, 2016 and 2015, there was $83.9 million and $121.5 million, respectively, of total unrecognized stock-based compensation expense, net of estimated forfeitures, from RSUs, which are expected to be recognized over the weighted-average period of 3.02 years and 3.31 years, respectively.

Stock-Based Compensation Expense

As part of the requirements of ASC 718, the Company is required to estimate potential forfeitures of equity awards and adjust stock-based compensation expense accordingly. The estimate of forfeitures is adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ. Consequently, changes in estimated forfeitures are recognized in the period of change and also impact the amount of stock-based compensation expense to be recognized in future periods.

The amount of stock-based compensation expense recognized in the years ended December 31, 2016, 2015 and 2014 was $75.1 million, $116.8 million and $88.9 million, respectively. The amount of capitalized stock-based compensation expense was as follows (in thousands):

	Year Ended December 31,
	2016	2015
Capitalized under:
Inventories	$(157)	$226
Other assets	$666	$3,136
Property, plant and equipment - net	$3,422	$2,997
Solar energy systems, leased and to be leased - net	$21,755	$24,075

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

Stock-based compensation expense was included in cost of revenue and operating expenses as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Total cost of revenue	$3,692	$2,855	$2,251
Sales and marketing	$19,124	$24,176	$16,391
General and administrative	$18,193	$45,135	$40,897
Pre-production expense	$(496)	$—	$—
Research and development	$8,853	$14,203	$6,023

20. Income Taxes

The following table presents the domestic and foreign components of (loss) income before income taxes for the periods presented (in thousands):

	Year Ended December 31,
	2016	2015	2014
United States	$(1,849,436)	$(1,467,184)	$(718,416)
Noncontrolling interest and redeemable noncontrolling interests	1,059,121	710,492	319,196
Foreign	(30,340)	(8,804)	(2,746)
Total	$(820,655)	$(765,496)	$(401,966)

The income tax provision (benefit) was composed of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$206	$2,946	$10
State	272	812	473
Foreign	106	95	100
Total current provision	584	3,853	583
Deferred:
Federal	370	13	(26,528)
State	50	3	(791)
Foreign	(1,312)	(543)	—
Total deferred provision	(892)	(527)	(27,319)
Total provision (benefit) for income taxes	$(308)	$3,326	$(26,736)

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

The following table presents a reconciliation of the federal statutory rate and the Company’s effective tax rate for the periods presented:

	Year Ended December 31,
	2016	2015	2014
Tax benefit at federal statutory rate	(35.00)%	(35.00)%	(34.00)%
State income taxes (net of federal benefit)	0.58	(5.66)	(1.71)
Foreign income and withholding taxes	0.64	(0.04)	0.44
Noncontrolling interests and redeemable noncontrolling interests adjustment	44.24	27.99	5.18
Investment in certain financing funds	2.24	(0.45)	16.49
Stock-based compensation	2.48	0.89	2.35
Prepaid tax expense	(19.00)	(19.38)	(5.45)
Other	(0.67)	0.03	1.24
Tax credits	(2.09)	(1.65)	(1.49)
Change in valuation allowance	6.55	33.70	10.30
Effective tax rate	(0.03)%	0.43%	(6.65)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents significant components of the Company’s deferred tax assets and liabilities for the periods presented (in thousands):

	As of December 31,
	2016	2015
Deferred tax assets:
Accruals and reserves	$186,875	$156,225
Net operating losses	178,995	23,869
Accelerated gain on assets	24,586	26,005
Investment in certain financing funds	383,147	485,159
Tax rebate revenue	39,523	43,037
Stock-based compensation	34,938	47,605
Other deferred tax assets	9,585	9,887
Tax credits	39,944	7,946
Gross deferred tax assets	897,593	799,733
Valuation allowance	(422,889)	(369,157)
Net deferred tax assets	474,704	430,576
Deferred tax liabilities:
Depreciation and amortization	(269,685)	(279,492)
Initial direct costs related to customer solar energy system lease acquisition costs and Other deferred tax liabilities	(205,500)	(152,457)
Gross deferred tax liabilities	(475,185)	(431,949)
Net deferred taxes	$(481)	$(1,373)

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

An analysis of deferred tax assets and liabilities is as follows (in thousands):

	As of December 31,
	2016	2015
Noncurrent:
Deferred tax assets	$422,408	$367,784
Deferred tax liabilities	—	—
Total noncurrent gross deferred tax assets	422,408	367,784
Less: valuation allowance	(422,889)	(369,157)
Net noncurrent deferred tax liabilities	$(481)	$(1,373)

As of December 31, 2016, the Company had federal, California and other state income tax net operating loss, or NOL, carryforwards of $437.3 million, $206.0 million and $212.5 million, respectively. The NOL carryforwards will start to expire in 2026 if not utilized. Included in the other state NOL carryovers above, $63.9  million relates to stock option windfall deductions. The federal ITC, R&D, minimum tax credit and foreign tax credits of $20.1 million, $16.0 million, $10.8 million, and $2.2 million, respectively, will start to expire in 2023 if not utilized. The California R&D and minimum tax credit of $10.9 million and $1.6 million, respectively, can be carried forward indefinitely. The carryforwards have been determined as if the Company was a stand-alone entity. As of December 31, 2015, the Company had federal, California and other state income tax net operating loss, or NOL, carryforwards of $29.5 million, $27.9 million and $235.5 million, respectively.

The Company has applied a valuation allowance against its deferred tax assets net of the expected income from the reversal of its deferred tax liabilities. The Company’s valuation allowance increased by $53.7 million during the year ended December 31, 2016 and increased by $257.9 million during the year ended December 31, 2015. The increase in the valuation allowance was primarily related to the Company’s investments in financing funds. The valuation allowance was determined in accordance with the provisions of ASC 740, Income Taxes, which require an assessment of both negative and positive evidence when measuring the need for a valuation allowance. Based on the available objective evidence and the Company’s history of losses, the Company believes it is more likely than not that its net deferred tax assets will not be realized.

The utilization of the remaining NOL carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the IRC Section 382 and similar state provisions. The annual limitation may result in the expiration of NOL carryforwards and credits before utilization. The Company completed an IRC Section 382 analysis during 2016, which resulted in an ownership change. Based on the analysis, the NOL carryforwards presented have accounted for any limited and potential lost attributes due to any ownership changes and expiration dates.

As part of its asset monetization strategy, the Company has agreements to sell solar energy systems to its financing funds. The gains on the sales are eliminated in the consolidated financial statements because the sales are treated as intra-entity sales. As such, income taxes are not recognized on the sales until the Company no longer benefits from the underlying assets. Specifically, the Company defers the income tax expense and amortizes it over the estimated useful life of the underlying assets, which has been estimated to be 30 to 35 years. The deferral of income tax expense results in the recognition of a prepaid tax expense that is included in the consolidated balance sheets as other assets. In 2015, the Company’s tax profitability resulted in the utilization of the available NOL carryforwards, including NOLs related to excess tax benefits from stock options. The utilization of excess tax benefits from stock options was recognized as an increase in additional paid in capital. The Company, pursuant to ASC 810, Consolidation, deferred the impact of both the current tax payable as well as the amount recorded in additional paid in capital on the consolidated balance sheet as an increase of prepaid tax expense. As of December 31, 2016 and 2015, the Company has a balance in the prepaid tax expense, net of amortization, of $58.3 million and $105.8 million, respectively. The amortization of prepaid tax expense makes-up the major component of the income tax provision for each period.

The Company had an immaterial amount of undistributed earnings of foreign subsidiaries as of December 31, 2016. Those earnings are considered to be indefinitely reinvested; accordingly, no provisions for federal or state income taxes were provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with its hypothetical calculation. An immaterial amount of withholding taxes may be payable upon the remittance of all previously unremitted earnings as of December 31, 2016.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

Uncertain Tax Positions

The Company applies a two-step approach with respect to uncertain tax positions. This approach involves recognizing any uncertain tax positions that are more-likely-than-not of being ultimately realized and then measuring those positions to determine the amounts to be recognized. The Company had $13.4 million of unrecognized tax benefits as of December 31, 2016, of which $1.5 million would affect the Company’s effective tax rate if recognized. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

Balance, January 1, 2014	$120
Acquired from Silevo	434
True-up to prior year ending balance	(23)
Balance, December 31, 2014	531
Additions related to positions from the current year	1,384
Additions related to positions from the prior years	8,181
Balance, December 31, 2015	10,096
Additions related to positions from the current year	2,882
Additions related to positions from the prior years	453
Balance, December 31, 2016	$13,431

The interest and penalties for uncertain tax positions is presented in the consolidated statements of operations as income tax expense. Interest and penalties accrued for uncertain tax positions as of December 31, 2016, 2015 and 2014 were $0.4 million, $0.0 million and $0.0 million, respectively.

The Company does not anticipate any significant increases or decreases to the total amount of gross unrecognized tax benefits within the 12 months after December 31, 2016.

The Company is subject to taxation and files income tax returns in the U.S. and various state, local and foreign jurisdictions. The U.S. and state jurisdictions have statutes of limitations that generally range from three to five years. Due to the Company’s net operating losses, substantially all of its federal, state, local and foreign income tax returns since inception are still subject to audit. However, the Company utilized a significant amount of its federal and state NOLs in 2015, starting the statute of limitation for the years that NOLs were utilized. In addition, the Company generated a tax loss in 2016 for which the statute of limitation will not begin until they are utilized in a subsequent tax year.

21. Defined Contribution Plan

In January 2007, the Company established a 401(k) plan, or the Retirement Plan, available to employees who meet the Retirement Plan’s eligibility requirements. Participants may elect to contribute a percentage of their compensation to the Retirement Plan, up to a statutory limit. Participants are fully vested in their contributions. The Company may make discretionary contributions to the Retirement Plan as a percentage of participant contributions, subject to established limits. The Company did not make any contributions to the Retirement Plan during 2016, 2015 or 2014.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

22. Related Party Transactions

The Company’s operations included the following related party transactions (in thousands):

	Year Ended December 31,
	2016	2015	2014
Revenue:
Solar energy systems sales to related parties	$12	$79	$2,479
Expenditures:
Purchases of inventories or equipment from related parties	$21,126	$7,809	$3,383
Fees paid or payable to related parties (included in sales and marketing expense)	$—	$—	$103
Interest paid or payable to related parties (included in interest expense (excluding amortization of debt discounts and fees) - recourse debt)	$8,123	$2,125	$3

Related party balances were comprised of the following (in thousands):

	December 31,
	2016	2015
Due from related parties (included in accounts receivable)	$—	$30
Due to related parties (included in accounts payable)	$—	$3,961
Payable to parent, net	$11,693	$—
Solar Bonds issued to related parties	$265,100	$165,220
Convertible senior note principal outstanding to related parties	$13,000	$12,975
Due to related parties (included in accrued and other current liabilities)	$5,019	$1,249

The related party transactions were primarily purchases of batteries from Tesla; issuances and maturities of Solar Bonds held by SpaceX, Tesla’s Chief Executive Officer, the Company’s Chief Executive Officer and the Company’s Chief Technology Officer; and issuances of convertible senior notes to an entity affiliated with Tesla’s Chief Executive Officer, the Company’s Chief Executive Officer and the Company’s Chief Technology Officer. SpaceX is considered a related party because Tesla’s Chief Executive Officer is the Chief Executive Officer, Chief Designer, Chairman and a significant stockholder of SpaceX.

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

In August 2016, Tesla’s Chief Executive Officer, the Company’s Chief Executive Officer and the Company’s Chief Technology Officer purchased $100.0 million in aggregate principal amount of 6.50% Solar Bonds due in February 2018.

23. Commitments and Contingencies

Non-cancellable Leases

The Company leases offices, manufacturing and warehouse facilities, equipment, vehicles and solar energy systems under non-cancellable leases. Aggregate rent expense for facilities and equipment for the years ended December 31, 2016, 2015 and 2014 was $49.3 million, $41.1 million and $32.9 million, respectively.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

Future minimum lease payments under non-cancellable leases as of December 31, 2016 were as follows (in thousands):

2017	$60,306
2018	50,329
2019	38,616
2020	22,217
2021	16,154
Thereafter	65,483
Total minimum lease payments	$253,105

Build-to-Suit Lease Arrangement

In September 2014, a subsidiary of the Company entered into a build-to-suit lease arrangement with the Research Foundation for the State University of New York, or the Foundation, for the construction of an approximately 1.0 million square-feet solar panel manufacturing facility with a capacity of 1.0 gigawatt on an approximately 88.2 acre site located in Buffalo, New York. Under the terms of the arrangement, which has been amended, the Foundation will construct the manufacturing facility and install certain utilities and other improvements, with participation by the Company as to the design and construction of the manufacturing facility, and acquire certain manufacturing equipment designated by the Company to be used in the manufacturing facility. The Foundation will cover (i) construction costs related to the manufacturing facility in an amount up to $350.0 million, (ii) the acquisition and commissioning of the manufacturing equipment in an amount up to $348.1 million and (iii) $51.9 million for additional specified scope costs, in cases (i) and (ii) only, subject to the maximum funding allocation from the State of New York, and the Company will be responsible for any construction and equipment costs in excess of such amounts. The Foundation will own the manufacturing facility and the manufacturing equipment purchased by the Foundation. Following completion of the manufacturing facility, the Company will lease the manufacturing facility and the manufacturing equipment owned by the Foundation from the Foundation for an initial period of 10 years, with an option to renew, for $2 per year plus utilities.

Under the terms of the build-to-suit lease arrangement, the Company is required to achieve specific operational milestones during the initial term of the lease, which include employing a certain number of employees at the facility, within western New York and within the State of New York within specified time periods following the completion of the facility. The Company is also required to spend or incur approximately $5.0 billion in combined capital, operational expenses and other costs in the State of New York over the 10 years following the achievement of full production. On an annual basis during the initial lease term, as measured on each anniversary of the commissioning of the facility, if the Company fails to meet the specified investment and job creation obligations, then it would be obligated to pay a $41.2 million “program payment” to the Foundation for each year that it fails to meet these requirements. Furthermore, if the agreement is terminated due to a material breach by the Company, then additional amounts might be payable by the Company.

Due to the Company’s involvement with the construction of the facility, its exposure to any potential cost overruns and its other commitments under the arrangement, the Company is deemed to be the owner of the facility and the manufacturing equipment owned by the Foundation for accounting purposes during the construction phase. Accordingly, the Company recognizes a non-cash investment in build-to-suit lease asset under construction and a corresponding non-cash build-to-suit lease liability on the consolidated balance sheets. The non-cash investing and financing activities related to the arrangement in the years ended December 31, 2016, 2015 and 2014 amounted to $499.4 million, $284.5 million and $ 26.5 million, respectively.

Manufacturing Relationship with Panasonic

In December 2016, Tesla entered into a 10-year arrangement with Panasonic to manufacture custom solar cells and solar panels for the Company, primarily at the Riverbend manufacturing facility. Upon the commencement of production, the Company will purchase up to 1.0 gigawatt of solar panels annually under the arrangement, with adjustable pricing provisions.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

Indemnification and Guaranteed Returns

As disclosed in Notes 13, VIE Arrangements, the Company is contractually committed to compensate certain fund investors for any losses that they may suffer in certain limited circumstances resulting from reductions in U.S. Treasury grants or ITCs. Generally, such obligations would arise as a result of reductions to the value of the underlying solar energy systems as assessed by the U.S. Treasury Department for purposes of claiming U.S. Treasury grants or as assessed by the IRS for purposes of claiming ITCs or U.S. Treasury grants. For each balance sheet date, the Company assesses and recognizes, when applicable, the potential exposure from this obligation based on all the information available at that time, including any guidelines issued by the U.S. Treasury Department on solar energy system valuations for purposes of claiming U.S. Treasury grants and any audits undertaken by the IRS. The Company believes that any payments to the fund investors in excess of the amount already recognized by the Company for this obligation are not probable based on the facts known at the reporting date.

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

As disclosed in Note 13, the Company is contractually required to make payments to one fund investor to ensure that the fund investor achieves a specified minimum internal rate of return. The fund investor has already received a significant portion of the projected economic benefits from U.S. Treasury grant distributions and tax depreciation benefits. The contractual provisions of the fund state that the fund has an indefinite term unless the members agree to dissolve the fund. Based on the Company’s current financial projections regarding the amount and timing of future distributions to the fund investor, the Company does not expect to make any payments as a result of this guarantee and has not accrued any liabilities for this guarantee. The amount of potential future payments under this guarantee is dependent on the amount and timing of future distributions to the fund investor and future tax benefits that accrue to the fund investor. Due to the uncertainties surrounding estimating the amounts of these factors, the Company is unable to estimate the maximum potential payments under this guarantee. To date, the fund investor has achieved the specified minimum internal rate of return as determined in accordance with the contractual provisions of the fund.

As disclosed in Note 14, Lease Pass-Through Financing Obligation, the lease pass-through financing funds have a one-time lease payment reset mechanism that occurs after the installation of all solar energy systems in a fund. As a result of this mechanism, the Company may be required to refund master lease prepayments previously received from investors. Any refunds of master lease prepayments would reduce the lease pass-through financing obligation.

Letters of Credit

As of December 31, 2016, the Company had $30.2 million of unused letters of credit outstanding, which carry a fee of 3.4% per annum.

Other Contingencies

In July 2012, the Company, along with other companies in the solar energy industry, received a subpoena from the U.S. Treasury Department’s Office of the Inspector General to deliver certain documents in the Company’s possession that were dated, created, revised or referred to after January 1, 2007 and that relate to the Company’s applications for U.S. Treasury grants or

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

communications with certain other solar energy development companies or with certain firms that appraise solar energy property for U.S Treasury grant application purposes. The Inspector General and the Civil Division of the U.S. Department of Justice are investigating the administration and implementation of the U.S Treasury grant program relating to the fair market value of the solar energy systems that the Company submitted in U.S. Treasury grant applications. The Company has accrued a reserve for its potential liability associated with this ongoing investigation as of December 31, 2016.

In February 2013, two of the Company’s financing funds filed a lawsuit in the United States Court of Federal Claims against the United States government, seeking to recover approximately $14.0 million that the United States Treasury was obligated to pay, but failed to pay, under Section 1603 of the American Recovery and Reinvestment Act of 2009. In February 2016, the government filed a motion seeking leave to assert a counterclaim against the two plaintiff funds on the grounds that the government, in fact, paid them more, not less, than they were entitled to as a matter of law. The Company believes that the government’s claims are without merit and expects the plaintiff funds to litigate the case vigorously. Trial in the case is set for the latter half of 2017. The Company is unable to estimate the possible loss, if any, associated with this lawsuit.

On March 28, 2014, a purported stockholder class action lawsuit was filed in the United States District Court for the Northern District of California against the Company and two of its officers. The complaint alleges violations of federal securities laws, and seeks unspecified compensatory damages and other relief on behalf of a purported class of purchasers of the Company’s securities from March 6, 2013 to March 18, 2014. After a series of amendments to the original complaint, the District Court dismissed the amended complaint and entered a judgment in the Company’s favor on August 9, 2016. The plaintiffs have filed a notice of appeal. The Company believes that the claims are without merit and intends to defend against this lawsuit vigorously. The Company is unable to estimate the possible loss, if any, associated with this lawsuit.

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

In June 2014, the Company along with Sunrun, Inc., or Sunrun, filed a lawsuit in the Superior Court of Arizona against the Arizona Department of Revenue, or DOR, challenging DOR’s interpretation of Arizona state law to impose property taxes on solar energy systems that are leased by customers. On June 1, 2015, the Superior Court issued an order rejecting the interpretation of the Arizona state law under which the DOR had sought to tax leased solar energy systems. In that same order, the Superior Court held that a separate Arizona statute, which provides that such systems are deemed to have no value for purposes of calculating property tax, violated certain provisions of the Arizona state constitution. Both the DOR and the Company have appealed the Superior Court’s ruling, and the Court of Appeals heard argument on November 15, 2016. The Company will continue to vigorously pursue its claims.

On March 2, 2015, the Company filed a lawsuit in the United States District Court for the District of Arizona against the Salt River Project Agricultural Improvement and Power District and the Salt River Valley Water Users’ Association, or SRP, alleging that SRP’s imposition of distribution charges and demand charges on new solar energy customers in its territory violates state and federal antitrust laws. On June 23, 2015, SRP moved to dismiss the complaint. On October 27, 2015, the District Court denied SRP’s motion to dismiss in part and granted it in part. In particular, the District Court held that the Company may proceed on its antitrust claims against SRP to seek an injunction blocking SRP’s new charges and may proceed with claims for damages under state laws other than antitrust laws. Furthermore, the District Court held that the Company may not recover monetary damages on its antitrust theories and dismissed two of its antitrust claims while allowing the others to proceed. Discovery has concluded. On September 20, 2016, the District Court entered a stay of the litigation while SRP appeals the District Court’s earlier decision, holding that SRP is subject to state and federal antitrust laws. The Court of Appeals heard argument on November 18, 2016. The Company intends to pursue its claims vigorously.

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

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

On September 18, 2015, a stockholder derivative action was filed in the Court of Chancery of the State of Delaware, purportedly on behalf of the Company and against the board of directors, alleging that the board of directors breached its duties to the Company by approving stock-based compensation to the non-employee directors that the plaintiff claims is excessive compared to the compensation paid to directors of peer companies. At the Company’s 2016 annual meeting of stockholders, the non-employee director compensation plan was approved and ratified, including by a majority of the shares held by the disinterested stockholders of the Company. As a result, the case has been dismissed, and the matter has been resolved.

On September 21, 2015, the Company filed a lawsuit in the United States District Court for the District of Massachusetts against Seaboard Solar Operations LLC, or Seaboard, and its principal, Stuart Longman, alleging breaches of the various written contracts between the Company and Seaboard, fraud, conversion and unfair business practices. The Company sought a declaratory judgment that it owns and has the right to develop the specified projects and of damages of approximately $16.0 million. In December 2015, the Company settled the lawsuit in exchange for $16.1 million to be paid by Seaboard; upon making the payment, Seaboard will have the rights to the projects.

On November 6, 2015, a putative class action lawsuit, Morris v. SolarCity, was filed in the United States District Court for the Northern District of California against the Company. The complaint alleges that the Company made unlawful telephone marketing calls to the plaintiff and others, in violation of the federal Telephone Consumer Protection Act. The plaintiff seeks injunctive relief and statutory damages, on behalf of himself and a certified class. The Company filed a motion to dismiss the complaint, which the District Court denied on April 6, 2016.   Following discovery, plaintiff filed a motion for class certification on December 15, 2016.  Briefing on class certification is expected to be complete in late February 2017, and the certification motion will be heard in March 2017.  SolarCity continues to believe that the claims are without merit and intends to defend itself vigorously. The Company  has accrued a reserve for its potential liability associated with this matter and the Gibbs matter described below, as of December 31, 2016.

On June 1, 2016, a putative class action lawsuit, Gibbs v. SolarCity, alleging that the Company made unlawful telephone marketing calls in violation of the federal Telephone Consumer Protection Act, was filed against the Company in the United States District Court for the District of Massachusetts. The two named plaintiffs seek injunctive relief and statutory damages, on behalf of themselves and a certified class. The Company has moved to dismiss the complaint; the hearing on that motion was held on December 8, 2016. The Company believes that the claims are without merit and intends to defend itself vigorously. The Company  has accrued a reserve for its potential liability associated with this matter and the Morris matter described above, as of December 31, 2016

On August 15, 2016, a purported stockholder class action lawsuit was filed in the United States District Court for the Northern District of California against the Company, two of its officers and a former officer. The complaint alleges that the Company made projections of future sales and installations that the Company failed to achieve and that these projections were fraudulent when made. The plaintiffs claim violations of federal securities laws and seek unspecified compensatory damages and other relief on behalf of a purported class of purchasers of the Company’s securities from May 5, 2015 to February 16, 2016. The Company believes that the claims are without merit and intends to defend against them vigorously. The Company is unable to estimate the possible loss, if any, associated with this lawsuit.

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

From time to time, claims have been asserted, and may in the future be asserted, including claims from regulatory authorities related to labor practices and other matters. Such assertions arise in the normal course of the Company’s operations. The resolution of any such assertions or claims cannot be predicted with certainty. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the Company’s results of operations, prospects, cash flows, financial and position.

24. Subsequent Events

New Debt Facility

On January 27, 2017, a subsidiary of the Company issued $145.0 million in aggregate principal of solar loan-backed notes with a final maturity date of September 2049. The solar loan-backed notes are secured by certain customer loans under the MyPower program.

SolarCity Corporation

Notes to Consolidated Financial Statements (continued)

Repayment of Debt Facilities

In January 2017, $25.0 million of the secured revolving credit facility matured and was fully repaid.

On January 27 2017, the MyPower revolving credit facility matured, and the aggregate outstanding principal amount of $133.8 million was fully repaid.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures as defined in 13a-15(e) and 15d-15(e) under the Exchange Act. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013), or 2013 COSO framework. Based on our evaluation under the 2013 COSO framework, our management concluded that our internal control over financial reporting was effective.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Omitted pursuant to General Instruction I(2)(c) of Form 10-K

ITEM 11. EXECUTIVE COMPENSATION

Omitted pursuant to General Instruction I(2)(c) of Form 10-K

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Omitted pursuant to General Instruction I(2)(c) of Form 10-K

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Omitted pursuant to General Instruction I(2)(c) of Form 10-K

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Ernst & Young LLP (“EY”) has served as our independent registered public accounting firm since November 2008.

Fees Paid to the Independent Registered Public Accounting Firm

The table below presents the fees for professional audit services and other services rendered to the Company by EY for the years ended December 31, 2016 and 2015. All fees shown in the table below were related to services that were approved by the Company’s audit committee, prior to the Company’s merger with Tesla, Inc., or Tesla, on November 21, 2016.

	2015	2016
Audit Fees (1)	$4,424,136	$3,920,500
Audit-Related Fees (2)	457,608	—
All Other Fees (3)	366,112	12,304
	$5,247,856	$3,932,804

(1)

Audit Fees consist of fees for professional services rendered in connection with the audit of the Company’s consolidated financial statements and the reviews of the Company’s quarterly condensed consolidated financial statements. Fees for 2015 included fees associated with our convertible senior notes offering completed in December 2015, Solar Bonds offerings, deliveries of comfort letters and consents and reviews of documents filed with the Securities and Exchange Commission, or SEC. Fees for 2016 included fees associated with the Company’s acquisition by Tesla, Solar Bonds offerings, deliveries of comfort letters and consents and reviews of documents filed with the SEC.

(2)	Audit-Related Fees consist of fees for accounting consultations and professional services rendered in connection with assurance and related services that are not reported under “Audit Fees.”
(3)	All Other Fees consist of fees for professional services performed in connection with securitization transactions and tax advisory services.

Auditor Independence

In 2015, the Company’s audit committee reviewed and pre-approved the provision of certain non-audit services to the Company by EY related to identifying and obtaining incentives in connection with our expansion into Salt Lake City, Utah, in exchange for which EY was paid $276,112 in fees and related expenses and is to receive an annual compliance fee of approximately $40,000. There were no other professional services provided by EY that would have required the audit committee to consider its compatibility with maintaining the independence of EY.

Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Company’s audit committee approved the audit and non-audit services rendered by EY to the Company and its subsidiaries in advance as required under the Sarbanes-Oxley and SEC rules, and was responsible for the appointment, compensation and oversight of the work of EY.

•

Audit services. Audit services include work performed for the audit of the Company’s annual consolidated financial statements and the reviews of the Company’s quarterly condensed consolidated financial statements, as well as work that is normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings.

•

Audit-related services. Audit-related services are for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not covered above under “audit services.”

•	Tax services. Tax services include all services performed by the independent registered public accounting firm’s tax personnel for tax compliance, tax advice and tax planning.
•	Other services. Other services are those services not described in the other categories, including services performed in connection with our securitization transactions.

The pre-approval for particular services or categories of services are evaluated on a case-by-case basis. The fees are budgeted, and actual fees are required to be reported versus budgeted fees periodically by category of service. Circumstances may arise where it becomes necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the services must be pre-approved by the audit committee before the independent registered public accounting firm is engaged.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this report are as follows:

1.	Financial Statements

See “Index to Consolidated Financial Statements” under Part II, Item 8 of this report.

2.	Financial Statement Schedules and Report of Independent Registered Public Accounting Firm

SolarCity Corporation

Schedule II: Valuation and Qualifying Accounts

(In Thousands)

Year	Beginning Balance	Additions Charged to Expense	Ending Balance
Allowances for doubtful accounts:
2016	$4,292	$10,537	$14,829
2015	$1,941	$2,351	$4,292
2014	$955	$986	$1,941

All other schedules have been omitted because the required information is included elsewhere in this report, not applicable or not material.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder of
SolarCity Corporation

We have audited the consolidated financial statements of SolarCity Corporation (the Company) as of December 31, 2016 and 2015, and for each of the three years in the period ended December 31, 2016, and have issued our report thereon dated March 1, 2017 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this schedule based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP
Los Angeles, California
March 1, 2017

3.	Exhibits

The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2017.

SOLARCITY CORPORATION

By:	/s/ Lyndon R. Rive
Lyndon R. Rive
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Lyndon R. Rive and Radford Small, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Lyndon R. Rive Lyndon R. Rive	Director and Chief Executive Officer (Principal Executive Officer)	March 1, 2017

/s/ Radford Small Radford Small	Chief Financial Officer (Principal Accounting and Financial Officer)	March 1, 2017

/s/ Todd Maron Todd Maron	Director	March 1, 2017

/s/ Susan Repo Susan Repo	Director	March 1, 2017

/s/ Jason Wheeler Jason Wheeler	Director	March 1, 2017

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Incorporated by Reference	Exhibit Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of June 16, 2014, by and among SolarCity Corporation, Sunflower Acquisition Corporation, Sunflower Acquisition LLC, Silevo, Inc., Richard Lim, as Securityholder Representative, and U.S. Bank National Association, as Escrow Agent	8-K	001-35758	2.1	June 17, 2014

2.1a

Amendment No. 1 to Agreement and Plan of Merger, dated as of September 5, 2014, by and among SolarCity Corporation, Sunflower Acquisition Corporation, Sunflower Acquisition LLC, Silevo, Inc., Richard Lim, as Securityholder Representative, and U.S. Bank National Association, as Escrow Agent

		10-Q	001-35758	2.1a	November 6, 2014

2.1b	Amendment No. 2 to Agreement and Plan of Merger, effective as of December 31, 2015, by and among SolarCity Corporation, Silevo, LLC, and Richard Lim, as Securityholder Representative	10-K	001-35758	2.1b	February 10, 2016

2.2	Stock Purchase Agreement, dated August 3, 2015, by and among SolarCity Corporation, Solar Explorer, LLC, Solar Voyager, LLC, Tatiana Alejandra Arelle Caraveo, Manuel Vegara Llanes and ILIOSSON, S.A. de C.V.	8-K	001-35758	2.1	August 5, 2015

2.2a

Amendment No. 1 to Stock Purchase Agreement, dated as of June 30, 2016, by and among SolarCity Corporation, Solar Explorer, LLC, Solar Voyager, LLC, Tatiana Alejandra Arelle Caraveo, Manuel Vegara Llanes and ILIOSSON, S.A. de C.V.

		10-Q	001-35758	2.2a	August 9, 2016

3.1	Restated Certificate of Incorporation of SolarCity Corporation	8-K	001-35758	3.1	November 21, 2016

3.2	Amended and Restated Bylaws of SolarCity Corporation					X

4.1	Form of Common Stock Certificate of the Registrant	S-1/A	333-184317	4.1	November 27, 2012

4.2	Seventh Amended and Restated Investor’s Rights Agreement by and among the Registrant and certain stockholders of the Registrant, dated February 24, 2012	S-1	333-184317	4.4	October 5, 2012

4.3	Indenture, dated as of October 21, 2013, by and between the Registrant and Wells Fargo Bank National Association, including the form of convertible senior notes contained therein	8-K	001-35758	4.1	October 21, 2013

4.4	Indenture, dated as of September 30, 2014, between the Registrant and Wells Fargo Bank, National Association	8-K	001-35758	4.1	October 6, 2014

4.5	Indenture, dated as of December 7, 2015, between the Registrant and Wells Fargo Bank, National Association	8-K	001-35758	4.1	December 7, 2015

4.6**	Indenture, dated as of January 9, 2015, by and between FTE Solar I, LLC and U.S. Bank National Association.	10-Q	001-35758	4.11	May 6, 2015

4.7	Indenture, dated as of October 15, 2014, between the Registrant and U.S. Bank National Association, as trustee.	S-3ASR	333-199321	4.1	October 15, 2014

Exhibit Number	Exhibit Description	Form	File No.	Incorporated by Reference	Exhibit Filing Date	Filed Herewith

4.10	Third Supplemental Indenture, dated as of October 15, 2014, by and between the Company and the Trustee, related to the Company’s 3.00% Solar Bonds, Series 2014/3-3.	8-K	001-35758	4.4	October 15, 2014

4.11	Fourth Supplemental Indenture, dated as of October 15, 2014, by and between the Company and the Trustee, related to the Company’s 4.00% Solar Bonds, Series 2014/4-7	8-K	001-35758	4.5	October 15, 2014

4.14	Seventh Supplemental Indenture, dated as of January 29, 2015, by and between the Company and the Trustee, related to the Company’s 3.00% Solar Bonds, Series 2015/3-3.	8-K	001-35758	4.4	January 29, 2015

4.15	Eighth Supplemental Indenture, dated as of January 29, 2015, by and between the Company and the Trustee, related to the Company’s 4.00% Solar Bonds, Series 2015/4-7.	8-K	001-35758	4.5	January 29, 2015

4.16	Ninth Supplemental Indenture, dated as of March 9, 2015, by and between the Company and the Trustee, related to the Company’s 4.00% Solar Bonds, Series 2015/5-5.	8-K	001-35758	4.2	March 9, 2015

4.17	Tenth Supplemental Indenture, dated as of March 9, 2015, by and between the Company and the Trustee, related to the Company’s 5.00% Solar Bonds, Series 2015/6-10.	8-K	001-35758	4.3	March 9, 2015

4.18	Eleventh Supplemental Indenture, dated as of March 9, 2015, by and between the Company and the Trustee, related to the Company’s 5.75% Solar Bonds, Series 2015/7-15.	8-K	001-35758	4.4	March 9, 2015

4.20	Thirteenth Supplemental Indenture, dated as of March 19, 2015, by and between the Company and the Trustee, related to the Company’s 2.60% Solar Bonds, Series 2015/C2-3.	8-K	001-35758	4.3	March 19, 2015

4.21	Fourteenth Supplemental Indenture, dated as of March 19, 2015, by and between the Company and the Trustee, related to the Company’s 3.60% Solar Bonds, Series 2015/C3-5.	8-K	001-35758	4.4	March 19, 2015

4.22	Fifteenth Supplemental Indenture, dated as of March 19, 2015, by and between the Company and the Trustee, related to the Company’s 4.70% Solar Bonds, Series 2015/C4-10.	8-K	001-35758	4.5	March 19, 2015

4.23	Sixteenth Supplemental Indenture, dated as of March 19, 2015, by and between the Company and the Trustee, related to the Company’s 5.45% Solar Bonds, Series 2015/C5-15.	8-K	001-35758	4.6	March 19, 2015

4.25	Eighteenth Supplemental Indenture, dated as of March 26, 2015, by and between the Company and the Trustee, related to the Company’s 2.65% Solar Bonds, Series 2015/C7-3.	8-K	001-35758	4.3	March 26, 2015

4.26	Nineteenth Supplemental Indenture, dated as of March 26, 2015, by and between the Company and the Trustee, related to the Company’s 3.60% Solar Bonds, Series 2015/C8-5.	8-K	001-35758	4.4	March 26, 2015

4.27	Twentieth Supplemental Indenture, dated as of March 26, 2015, by and between the Company and the Trustee, related to the Company’s 4.70% Solar Bonds, Series 2015/C9-10.	8-K	001-35758	4.5	March 26, 2015

Exhibit Number	Exhibit Description	Form	File No.	Incorporated by Reference	Exhibit Filing Date	Filed Herewith

4.28	Twenty-First Supplemental Indenture, dated as of March 26, 2015, by and between the Company and the Trustee, related to the Company’s 5.45% Solar Bonds, Series 2015/C10-15.	8-K	001-35758	4.6	March 26, 2015

4.31	Twenty-Fourth Supplemental Indenture, dated as of April 2, 2015, by and between the Company and the Trustee, related to the Company’s 2.65% Solar Bonds, Series 2015/C12-3.	8-K	001-35758	4.3	April 2, 2015

4.32	Twenty-Fifth Supplemental Indenture, dated as of April 2, 2015, by and between the Company and the Trustee, related to the Company’s 3.60% Solar Bonds, Series 2015/C13-5.	8-K	001-35758	4.4	April 2, 2015

4.33	Twenty-Sixth Supplemental Indenture, dated as of April 2, 2015, by and between the Company and the Trustee, related to the Company’s 4.70% Solar Bonds, Series 2015/C14-10.	8-K	001-35758	4.5	April 2, 2015

4.35	Twenty-Eighth Supplemental Indenture, dated as of April 9, 2015, by and between the Company and the Trustee, related to the Company’s 2.65% Solar Bonds, Series 2015/C17-3.	8-K	001-35758	4.3	April 9, 2015

4.36	Twenty-Ninth Supplemental Indenture, dated as of April 9, 2015, by and between the Company and the Trustee, related to the Company’s 3.60% Solar Bonds, Series 2015/C18-5.	8-K	001-35758	4.4	April 9, 2015

4.37	Thirtieth Supplemental Indenture, dated as of April 9, 2015, by and between the Company and the Trustee, related to the Company’s 4.70% Solar Bonds, Series 2015/C19-10.	8-K	001-35758	4.5	April 9, 2015

4.38	Thirty-First Supplemental Indenture, dated as of April 9, 2015, by and between the Company and the Trustee, related to the Company’s 5.45% Solar Bonds, Series 2015/C20-15.	8-K	001-35758	4.6	April 9, 2015

4.40	Thirty-Third Supplemental Indenture, dated as of April 14, 2015, by and between the Company and the Trustee, related to the Company’s 2.65% Solar Bonds, Series 2015/C22-3.	8-K	001-35758	4.3	April 14, 2015

4.41	Thirty-Fourth Supplemental Indenture, dated as of April 14, 2015, by and between the Company and the Trustee, related to the Company’s 3.60% Solar Bonds, Series 2015/C23-5.	8-K	001-35758	4.4	April 14, 2015

4.42	Thirty-Fifth Supplemental Indenture, dated as of April 14, 2015, by and between the Company and the Trustee, related to the Company’s 4.70% Solar Bonds, Series 2015/C24-10.	8-K	001-35758	4.5	April 14, 2015

4.43	Thirty-Sixth Supplemental Indenture, dated as of April 14, 2015, by and between the Company and the Trustee, related to the Company’s 5.45% Solar Bonds, Series 2015/C25-15.	8-K	001-35758	4.6	April 14, 2015

4.45	Thirty-Eighth Supplemental Indenture, dated as of April 21, 2015, by and between the Company and the Trustee, related to the Company’s 4.70% Solar Bonds, Series 2015/C27-10.	8-K	001-35758	4.3	April 21, 2015

4.46	Thirty-Ninth Supplemental Indenture, dated as of April 21, 2015, by and between the Company and the Trustee, related to the Company’s 5.45% Solar Bonds, Series 2015/C28-15.	8-K	001-35758	4.4	April 21, 2015

Exhibit Number	Exhibit Description	Form	File No.	Incorporated by Reference	Exhibit Filing Date	Filed Herewith

4.48	Forty-First Supplemental Indenture, dated as of April 27, 2015, by and between the Company and the Trustee, related to the Company’s 2.65% Solar Bonds, Series 2015/C30-3.	8-K	001-35758	4.3	April 27, 2015

4.49	Forty-Second Supplemental Indenture, dated as of April 27, 2015, by and between the Company and the Trustee, related to the Company’s 3.60% Solar Bonds, Series 2015/C31-5.	8-K	001-35758	4.4	April 27, 2015

4.50	Forty-Third Supplemental Indenture, dated as of April 27, 2015, by and between the Company and the Trustee, related to the Company’s 4.70% Solar Bonds, Series 2015/C32-10.	8-K	001-35758	4.5	April 27, 2015

4.51	Forty-Fourth Supplemental Indenture, dated as of April 27, 2015, by and between the Company and the Trustee, related to the Company’s 5.45% Solar Bonds, Series 2015/C33-15.	8-K	001-35758	4.6	April 27, 2015

4.53	Forty-Sixth Supplemental Indenture, dated as of May 1, 2015, by and between the Company and the Trustee, related to the Company’s 3.00% Solar Bonds, Series 2015/10-3.	8-K	001-35758	4.3	May 1, 2015

4.54	Forty-Seventh Supplemental Indenture, dated as of May 1, 2015, by and between the Company and the Trustee, related to the Company’s 4.00% Solar Bonds, Series 2015/11-5.	8-K	001-35758	4.4	May 1, 2015

4.55	Forty-Eighth Supplemental Indenture, dated as of May 1, 2015, by and between the Company and the Trustee, related to the Company’s 5.00% Solar Bonds, Series 2015/12-10.	8-K	001-35758	4.5	May 1, 2015

4.56	Forty-Ninth Supplemental Indenture, dated as of May 1, 2015, by and between the Company and the Trustee, related to the Company’s 5.75% Solar Bonds, Series 2015/13-15.	8-K	001-35758	4.6	May 1, 2015

4.57	Fiftieth Supplemental Indenture, dated as of May 11, 2015, by and between the Company and the Trustee, related to the Company’s 2.65% Solar Bonds, Series 2015/C34-3.	8-K	001-35758	4.2	May 11, 2015

4.58	Fifty-First Supplemental Indenture, dated as of May 11, 2015, by and between the Company and the Trustee, related to the Company’s 3.60% Solar Bonds, Series 2015/C35-5.	8-K	001-35758	4.3	May 11, 2015

4.59	Fifty-Second Supplemental Indenture, dated as of May 11, 2015, by and between the Company and the Trustee, related to the Company’s 4.70% Solar Bonds, Series 2015/C36-10.	8-K	001-35758	4.4	May 11, 2015

4.60	Fifty-Third Supplemental Indenture, dated as of May 11, 2015, by and between the Company and the Trustee, related to the Company’s 5.45% Solar Bonds, Series 2015/C37-15.	8-K	001-35758	4.5	May 11, 2015

4.61	Fifty-Fourth Supplemental Indenture, dated as of May 14, 2015, by and between the Company and the Trustee, related to the Company’s 2.50% Solar Bonds, Series 2015/14-2.	8-K	001-35758	4.2	May 14, 2015

4.62	Fifty-Fifth Supplemental Indenture, dated as of May 18, 2015, by and between the Company and the Trustee, related to the Company’s 2.65% Solar Bonds, Series 2015/C38-3.	8-K	001-35758	4.2	May 18, 2015

Exhibit Number	Exhibit Description	Form	File No.	Incorporated by Reference	Exhibit Filing Date	Filed Herewith

4.63	Fifty-Sixth Supplemental Indenture, dated as of May 18, 2015, by and between the Company and the Trustee, related to the Company’s 3.60% Solar Bonds, Series 2015/C39-5.	8-K	001-35758	4.3	May 18, 2015

4.64	Fifty-Seventh Supplemental Indenture, dated as of May 18, 2015, by and between the Company and the Trustee, related to the Company’s 4.70% Solar Bonds, Series 2015/C40-10.	8-K	001-35758	4.4	May 18, 2015

4.65	Fifty-Eighth Supplemental Indenture, dated as of May 18, 2015, by and between the Company and the Trustee, related to the Company’s 5.45% Solar Bonds, Series 2015/C41-15.	8-K	001-35758	4.5	May 18, 2015

4.66	Fifty-Ninth Supplemental Indenture, dated as of May 26, 2015, by and between the Company and the Trustee, related to the Company’s 2.65% Solar Bonds, Series 2015/C42-3.	8-K	001-35758	4.2	May 26, 2015

4.67	Sixtieth Supplemental Indenture, dated as of May 26, 2015, by and between the Company and the Trustee, related to the Company’s 3.60% Solar Bonds, Series 2015/C43-5.	8-K	001-35758	4.3	May 26, 2015

4.68	Sixty-First Supplemental Indenture, dated as of May 26, 2015, by and between the Company and the Trustee, related to the Company’s 4.70% Solar Bonds, Series 2015/C44-10.	8-K	001-35758	4.4	May 26, 2015

4.69	Sixty-Second Supplemental Indenture, dated as of May 26, 2015, by and between the Company and the Trustee, related to the Company’s 5.45% Solar Bonds, Series 2015/C45-15.	8-K	001-35758	4.5	May 26, 2015

4.71	Sixty-Fourth Supplemental Indenture, dated as of June 8, 2015, by and between the Company and the Trustee, related to the Company’s 2.65% Solar Bonds, Series 2015/C46-3.	8-K	001-35758	4.2	June 10, 2015

4.72	Sixty-Fifth Supplemental Indenture, dated as of June 8, 2015, by and between the Company and the Trustee, related to the Company’s 3.60% Solar Bonds, Series 2015/C47-5.	8-K	001-35758	4.3	June 10, 2015

4.73	Sixty-Sixth Supplemental Indenture, dated as of June 8, 2015, by and between the Company and the Trustee, related to the Company’s 4.70% Solar Bonds, Series 2015/C48-10.	8-K	001-35758	4.4	June 10, 2015

4.74	Sixty-Seventh Supplemental Indenture, dated as of June 8, 2015, by and between the Company and the Trustee, related to the Company’s 5.45% Solar Bonds, Series 2015/C49-15.	8-K	001-35758	4.5	June 10, 2015

4.75	Sixty-Eighth Supplemental Indenture, dated as of June 16, 2015, by and between the Company and the Trustee, related to the Company’s 2.65% Solar Bonds, Series 2015/C50-3.	8-K	001-35758	4.2	June 16, 2015

4.76	Sixty-Ninth Supplemental Indenture, dated as of June 16, 2015, by and between the Company and the Trustee, related to the Company’s 3.60% Solar Bonds, Series 2015/C51-5.	8-K	001-35758	4.3	June 16, 2015

4.77	Seventieth Supplemental Indenture, dated as of June 16, 2015, by and between the Company and the Trustee, related to the Company’s 4.70% Solar Bonds, Series 2015/C52-10.	8-K	001-35758	4.4	June 16, 2015

Exhibit Number	Exhibit Description	Form	File No.	Incorporated by Reference	Exhibit Filing Date	Filed Herewith

4.78	Seventy-First Supplemental Indenture, dated as of June 16, 2015, by and between the Company and the Trustee, related to the Company’s 5.45% Solar Bonds, Series 2015/C53-15.	8-K	001-35758	4.5	June 16, 2015

4.79	Seventy-Second Supplemental Indenture, dated as of June 22, 2015, by and between the Company and the Trustee, related to the Company’s 2.65% Solar Bonds, Series 2015/C54-3.	8-K	001-35758	4.2	June 23, 2015

4.80	Seventy-Third Supplemental Indenture, dated as of June 22, 2015, by and between the Company and the Trustee, related to the Company’s 3.60% Solar Bonds, Series 2015/C55-5.	8-K	001-35758	4.3	June 23, 2015

4.81	Seventy-Fourth Supplemental Indenture, dated as of June 22, 2015, by and between the Company and the Trustee, related to the Company’s 4.70% Solar Bonds, Series 2015/C56-10.	8-K	001-35758	4.4	June 23, 2015

4.82	Seventy-Fifth Supplemental Indenture, dated as of June 22, 2015, by and between the Company and the Trustee, related to the Company’s 5.45% Solar Bonds, Series 2015/C57-15.	8-K	001-35758	4.5	June 23, 2015

4.85	Seventy-Eighth Supplemental Indenture, dated as of June 29, 2015, by and between the Company and the Trustee, related to the Company’s 2.65% Solar Bonds, Series 2015/C59-3.	8-K	001-35758	4.3	June 29, 2015

4.86	Seventy-Ninth Supplemental Indenture, dated as of June 29, 2015, by and between the Company and the Trustee, related to the Company’s 3.60% Solar Bonds, Series 2015/C60-5.	8-K	001-35758	4.4	June 29, 2015

4.87	Eightieth Supplemental Indenture, dated as of June 29, 2015, by and between the Company and the Trustee, related to the Company’s 4.70% Solar Bonds, Series 2015/C61-10.	8-K	001-35758	4.5	June 29, 2015

4.88	Eighty-First Supplemental Indenture, dated as of June 29, 2015, by and between the Company and the Trustee, related to the Company’s 5.45% Solar Bonds, Series 2015/C62-15.	8-K	001-35758	4.6	June 29, 2015

4.90	Eighty-Third Supplemental Indenture, dated as of July 14, 2015, by and between the Company and the Trustee, related to the Company’s 2.65% Solar Bonds, Series 2015/C64-3.	8-K	001-35758	4.3	July 14, 2015

4.91	Eighty-Fourth Supplemental Indenture, dated as of July 14, 2015, by and between the Company and the Trustee, related to the Company’s 3.60% Solar Bonds, Series 2015/C65-5.	8-K	001-35758	4.4	July 14, 2015

4.92	Eighty-Fifth Supplemental Indenture, dated as of July 14, 2015, by and between the Company and the Trustee, related to the Company’s 4.70% Solar Bonds, Series 2015/C66-10.	8-K	001-35758	4.5	July 14, 2015

4.93	Eighty-Sixth Supplemental Indenture, dated as of July 14, 2015, by and between the Company and the Trustee, related to the Company’s 5.45% Solar Bonds, Series 2015/C67-15.	8-K	001-35758	4.6	July 14, 2015

4.95	Eighty-Eighth Supplemental Indenture, dated as of July 20, 2015, by and between the Company and the Trustee, related to the Company’s 2.65% Solar Bonds, Series 2015/C69-3.	8-K	001-35758	4.3	July 21, 2015

Exhibit Number	Exhibit Description	Form	File No.	Incorporated by Reference	Exhibit Filing Date	Filed Herewith

4.96	Eighty-Ninth Supplemental Indenture, dated as of July 20, 2015, by and between the Company and the Trustee, related to the Company’s 3.60% Solar Bonds, Series 2015/C70-5.	8-K	001-35758	4.4	July 21, 2015

4.97	Ninetieth Supplemental Indenture, dated as of July 20, 2015, by and between the Company and the Trustee, related to the Company’s 4.70% Solar Bonds, Series 2015/C71-10.	8-K	001-35758	4.5	July 21, 2015

4.98	Ninety-First Supplemental Indenture, dated as of July 20, 2015, by and between the Company and the Trustee, related to the Company’s 5.45% Solar Bonds, Series 2015/C72-15.	8-K	001-35758	4.6	July 21, 2015

4.100	Ninety-Third Supplemental Indenture, dated as of July 31, 2015, by and between the Company and the Trustee, related to the Company’s 3.00% Solar Bonds, Series 2015/18-3.	8-K	001-35758	4.3	July 31, 2015

4.101	Ninety-Fourth Supplemental Indenture, dated as of July 31, 2015, by and between the Company and the Trustee, related to the Company’s 4.00% Solar Bonds, Series 2015/19-5.	8-K	001-35758	4.4	July 31, 2015

4.102	Ninety-Fifth Supplemental Indenture, dated as of July 31, 2015, by and between the Company and the Trustee, related to the Company’s 5.00% Solar Bonds, Series 2015/20-10.	8-K	001-35758	4.5	July 31, 2015

4.103	Ninety-Sixth Supplemental Indenture, dated as of July 31, 2015, by and between the Company and the Trustee, related to the Company’s 5.75% Solar Bonds, Series 2015/21-15.	8-K	001-35758	4.6	July 31, 2015

4.105	Ninety-Eighth Supplemental Indenture, dated as of August 3, 2015, by and between the Company and the Trustee, related to the Company’s 2.65% Solar Bonds, Series 2015/C74-3.	8-K	001-35758	4.3	August 3, 2015

4.106	Ninety-Ninth Supplemental Indenture, dated as of August 3, 2015, by and between the Company and the Trustee, related to the Company’s 3.60% Solar Bonds, Series 2015/C75-5.	8-K	001-35758	4.4	August 3, 2015

4.107	One Hundredth Supplemental Indenture, dated as of August 3, 2015, by and between the Company and the Trustee, related to the Company’s 4.70% Solar Bonds, Series 2015/C76-10.	8-K	001-35758	4.5	August 3, 2015

4.108	One Hundred-and-First Supplemental Indenture, dated as of August 3, 2015, by and between the Company and the Trustee, related to the Company’s 5.45% Solar Bonds, Series 2015/C77-15.	8-K	001-35758	4.6	August 3, 2015

4.100	One Hundred-and-Third Supplemental Indenture, dated as of August 10, 2015, by and between the Company and the Trustee, related to the Company’s 2.65% Solar Bonds, Series 2015/C79-3.	8-K	001-35758	4.3	August 10, 2015

4.111	One Hundred-and-Fourth Supplemental Indenture, dated as of August 10, 2015, by and between the Company and the Trustee, related to the Company’s 3.60% Solar Bonds, Series 2015/C80-5.	8-K	001-35758	4.4	August 10, 2015

4.112	One Hundred-and-Fifth Supplemental Indenture, dated as of August 10, 2015, by and between the Company and the Trustee, related to the Company’s 4.70% Solar Bonds, Series 2015/C81-10.	8-K	001-35758	4.5	August 10, 2015

Exhibit Number	Exhibit Description	Form	File No.	Incorporated by Reference	Exhibit Filing Date	Filed Herewith

4.113	One Hundred-and-Sixth Supplemental Indenture, dated as of August 10, 2015, by and between the Company and the Trustee, related to the Company’s 5.45% Solar Bonds, Series 2015/C82-15.	8-K	001-35758	4.6	August 10, 2015

4.115	One Hundred-and-Eighth Supplemental Indenture, dated as of August 17, 2015, by and between the Company and the Trustee, related to the Company’s 2.65% Solar Bonds, Series 2015/C84-3.	8-K	001-35758	4.3	August 17, 2015

4.116	One Hundred-and-Ninth Supplemental Indenture, dated as of August 17, 2015, by and between the Company and the Trustee, related to the Company’s 3.60% Solar Bonds, Series 2015/C85-5.	8-K	001-35758	4.4	August 17, 2015

4.117	One Hundred-and-Tenth Supplemental Indenture, dated as of August 17, 2015, by and between the Company and the Trustee, related to the Company’s 4.70% Solar Bonds, Series 2015/C86-10.	8-K	001-35758	4.5	August 17, 2015

4.118	One Hundred-and-Eleventh Supplemental Indenture, dated as of August 17, 2015, by and between the Company and the Trustee, related to the Company’s 5.45% Solar Bonds, Series 2015/C87-15.	8-K	001-35758	4.6	August 17, 2015

4.120	One Hundred-and-Thirteenth Supplemental Indenture, dated as of August 24, 2015, by and between the Company and the Trustee, related to the Company’s 2.65% Solar Bonds, Series 2015/C89-3.	8-K	001-35758	4.3	August 24, 2015

4.121	One Hundred-and-Fourteenth Supplemental Indenture, dated as of August 24, 2015, by and between the Company and the Trustee, related to the Company’s 3.60% Solar Bonds, Series 2015/C90-5.	8-K	001-35758	4.4	August 24, 2015

4.122	One Hundred-and-Fifteenth Supplemental Indenture, dated as of August 24, 2015, by and between the Company and the Trustee, related to the Company’s 4.70% Solar Bonds, Series 2015/C91-10.	8-K	001-35758	4.5	August 24, 2015

4.123	One Hundred-and-Sixteenth Supplemental Indenture, dated as of August 24, 2015, by and between the Company and the Trustee, related to the Company’s 5.45% Solar Bonds, Series 2015/C92-15.	8-K	001-35758	4.6	August 24, 2015

4.125	One Hundred-and-Eighteenth Supplemental Indenture, dated as of August 31, 2015, by and between the Company and the Trustee, related to the Company’s 2.65% Solar Bonds, Series 2015/C94-3.	8-K	001-35758	4.3	August 31, 2015

4.126	One Hundred-and-Nineteenth Supplemental Indenture, dated as of August 31, 2015, by and between the Company and the Trustee, related to the Company’s 3.60% Solar Bonds, Series 2015/C95-5.	8-K	001-35758	4.4	August 31, 2015

4.127	One Hundred-and-Twentieth Supplemental Indenture, dated as of August 31, 2015, by and between the Company and the Trustee, related to the Company’s 4.70% Solar Bonds, Series 2015/C96-10.	8-K	001-35758	4.5	August 31, 2015

4.128	One Hundred-and-Twenty-First Supplemental Indenture, dated as of August 31, 2015, by and between the Company and the Trustee, related to the Company’s 5.45% Solar Bonds, Series 2015/C97-15.	8-K	001-35758	4.6	August 31, 2015

4.129	One Hundred-and-Twenty-Second Supplemental Indenture, dated as of September 11, 2015, by and between the Company and the Trustee, related to the Company’s Solar Bonds, Series 2015/R1.	8-K	001-35758	4.2	September 11, 2015

Exhibit Number	Exhibit Description	Form	File No.	Incorporated by Reference	Exhibit Filing Date	Filed Herewith

4.130	One Hundred-and-Twenty-Third Supplemental Indenture, dated as of September 11, 2015, by and between the Company and the Trustee, related to the Company’s Solar Bonds, Series 2015/R2.	8-K	001-35758	4.3	September 11, 2015

4.131	One Hundred-and-Twenty-Fourth Supplemental Indenture, dated as of September 11, 2015, by and between the Company and the Trustee, related to the Company’s Solar Bonds, Series 2015/R3.	8-K	001-35758	4.4	September 11, 2015

4.133	One Hundred-and-Twenty-Sixth Supplemental Indenture, dated as of September 14, 2015, by and between the Company and the Trustee, related to the Company’s 2.65% Solar Bonds, Series 2015/C99-3.	8-K	001-35758	4.3	September 15, 2015

4.134	One Hundred-and-Twenty-Seventh Supplemental Indenture, dated as of September 14, 2015, by and between the Company and the Trustee, related to the Company’s 3.60% Solar Bonds, Series 2015/C100-5.	8-K	001-35758	4.4	September 15, 2015

4.135	One Hundred-and-Twenty-Eighth Supplemental Indenture, dated as of September 14, 2015, by and between the Company and the Trustee, related to the Company’s 4.70% Solar Bonds, Series 2015/C101-10.	8-K	001-35758	4.5	September 15, 2015

4.136	One Hundred-and-Twenty-Ninth Supplemental Indenture, dated as of September 14, 2015, by and between the Company and the Trustee, related to the Company’s 5.45% Solar Bonds, Series 2015/C102-15.	8-K	001-35758	4.6	September 15, 2015

4.138	One Hundred-and-Thirty-First Supplemental Indenture, dated as of September 28, 2015, by and between the Company and the Trustee, related to the Company’s 2.65% Solar Bonds, Series 2015/C104-3.	8-K	001-35758	4.3	September 29, 2015

4.139	One Hundred-and-Thirty-Second Supplemental Indenture, dated as of September 28, 2015, by and between the Company and the Trustee, related to the Company’s 3.60% Solar Bonds, Series 2015/C105-5.	8-K	001-35758	4.4	September 29, 2015

4.140	One Hundred-and-Thirty-Third Supplemental Indenture, dated as of September 28, 2015, by and between the Company and the Trustee, related to the Company’s 4.70% Solar Bonds, Series 2015/C106-10.	8-K	001-35758	4.5	September 29, 2015

4.141	One Hundred-and-Thirty-Fourth Supplemental Indenture, dated as of September 28, 2015, by and between the Company and the Trustee, related to the Company’s 5.45% Solar Bonds, Series 2015/C107-15.	8-K	001-35758	4.6	September 29, 2015

4.143	One Hundred-and-Thirty-Sixth Supplemental Indenture, dated as of October 13, 2015, by and between the Company and the Trustee, related to the Company’s 2.65% Solar Bonds, Series 2015/C109-3.	8-K	001-35758	4.3	October 13, 2015

4.144	One Hundred-and-Thirty-Seventh Supplemental Indenture, dated as of October 13, 2015, by and between the Company and the Trustee, related to the Company’s 3.60% Solar Bonds, Series 2015/C110-5.	8-K	001-35758	4.4	October 13, 2015

4.145	One Hundred-and-Thirty-Eighth Supplemental Indenture, dated as of October 13, 2015, by and between the Company and the Trustee, related to the Company’s 4.70% Solar Bonds, Series 2015/C111-10.	8-K	001-35758	4.5	October 13, 2015

Exhibit Number	Exhibit Description	Form	File No.	Incorporated by Reference	Exhibit Filing Date	Filed Herewith

4.146	One Hundred-and-Thirty-Ninth Supplemental Indenture, dated as of October 13, 2015, by and between the Company and the Trustee, related to the Company’s 5.45% Solar Bonds, Series 2015/C112-15.	8-K	001-35758	4.6	October 13, 2015

4.148	One Hundred-and-Forty-First Supplemental Indenture, dated as of October 30, 2015, by and between the Company and the Trustee, related to the Company’s 3.00% Solar Bonds, Series 2015/23-3.	8-K	001-35758	4.3	October 30, 2015

4.149	One Hundred-and-Forty-Second Supplemental Indenture, dated as of October 30, 2015, by and between the Company and the Trustee, related to the Company’s 4.00% Solar Bonds, Series 2015/24-5.	8-K	001-35758	4.4	October 30, 2015

4.150	One Hundred-and-Forty-Third Supplemental Indenture, dated as of October 30, 2015, by and between the Company and the Trustee, related to the Company’s 5.00% Solar Bonds, Series 2015/25-10.	8-K	001-35758	4.5	October 30, 2015

4.151	One Hundred-and-Forty-Fourth Supplemental Indenture, dated as of October 30, 2015, by and between the Company and the Trustee, related to the Company’s 5.75% Solar Bonds, Series 2015/26-15.	8-K	001-35758	4.6	October 30, 2015

4.153	One Hundred-and-Forty-Sixth Supplemental Indenture, dated as of November 4, 2015, by and between the Company and the Trustee, related to the Company’s 2.65% Solar Bonds, Series 2015/C114-3.	8-K	001-35758	4.3	November 4, 2015

4.154	One Hundred-and-Forty-Seventh Supplemental Indenture, dated as of November 4, 2015, by and between the Company and the Trustee, related to the Company’s 3.60% Solar Bonds, Series 2015/C115-5.	8-K	001-35758	4.4	November 4, 2015

4.155	One Hundred-and-Forty-Eighth Supplemental Indenture, dated as of November 4, 2015, by and between the Company and the Trustee, related to the Company’s 4.70% Solar Bonds, Series 2015/C116-10.	8-K	001-35758	4.5	November 4, 2015

4.156	One Hundred-and-Forty-Ninth Supplemental Indenture, dated as of November 4, 2015, by and between the Company and the Trustee, related to the Company’s 5.45% Solar Bonds, Series 2015/C117-15.	8-K	001-35758	4.6	November 4, 2015

4.158	One Hundred-and-Fifty-First Supplemental Indenture, dated as of November 16, 2015, by and between the Company and the Trustee, related to the Company’s 2.65% Solar Bonds, Series 2015/C119-3.	8-K	001-35758	4.3	November 17, 2015

4.159	One Hundred-and-Fifty-Second Supplemental Indenture, dated as of November 16, 2015, by and between the Company and the Trustee, related to the Company’s 3.60% Solar Bonds, Series 2015/C120-5.	8-K	001-35758	4.4	November 17, 2015

4.160	One Hundred-and-Fifty-Third Supplemental Indenture, dated as of November 16, 2015, by and between the Company and the Trustee, related to the Company’s 4.70% Solar Bonds, Series 2015/C121-10.	8-K	001-35758	4.5	November 17, 2015

4.161	One Hundred-and-Fifty-Fourth Supplemental Indenture, dated as of November 16, 2015, by and between the Company and the Trustee, related to the Company’s 5.45% Solar Bonds, Series 2015/C122-15.	8-K	001-35758	4.6	November 17, 2015

Exhibit Number	Exhibit Description	Form	File No.	Incorporated by Reference	Exhibit Filing Date	Filed Herewith

4.163	One Hundred-and-Fifty-Sixth Supplemental Indenture, dated as of November 30, 2015, by and between the Company and the Trustee, related to the Company’s 2.65% Solar Bonds, Series 2015/C124-3.	8-K	001-35758	4.3	November 30, 2015

4.164	One Hundred-and-Fifty-Seventh Supplemental Indenture, dated as of November 30, 2015, by and between the Company and the Trustee, related to the Company’s 3.60% Solar Bonds, Series 2015/C125-5.	8-K	001-35758	4.4	November 30, 2015

4.165	One Hundred-and-Fifty-Eighth Supplemental Indenture, dated as of November 30, 2015, by and between the Company and the Trustee, related to the Company’s 4.70% Solar Bonds, Series 2015/C126-10.	8-K	001-35758	4.5	November 30, 2015

4.166	One Hundred-and-Fifty-Ninth Supplemental Indenture, dated as of November 30, 2015, by and between the Company and the Trustee, related to the Company’s 5.45% Solar Bonds, Series 2015/C127-15.	8-K	001-35758	4.6	November 30, 2015

4.168	One Hundred-and-Sixty-First Supplemental Indenture, dated as of December 14, 2015, by and between the Company and the Trustee, related to the Company’s 2.65% Solar Bonds, Series 2015/C129-3.	8-K	001-35758	4.3	December 14, 2015

4.169	One Hundred-and-Sixty-Second Supplemental Indenture, dated as of December 14, 2015, by and between the Company and the Trustee, related to the Company’s 3.60% Solar Bonds, Series 2015/C130-5.	8-K	001-35758	4.4	December 14, 2015

4.160	One Hundred-and-Sixty-Third Supplemental Indenture, dated as of December 14, 2015, by and between the Company and the Trustee, related to the Company’s 4.70% Solar Bonds, Series 2015/C131-10.	8-K	001-35758	4.5	December 14, 2015

4.171	One Hundred-and-Sixty-Fourth Supplemental Indenture, dated as of December 14, 2015, by and between the Company and the Trustee, related to the Company’s 5.45% Solar Bonds, Series 2015/C132-15.	8-K	001-35758	4.6	December 14, 2015

4.173	One Hundred-and-Sixty-Sixth Supplemental Indenture, dated as of December 28, 2015, by and between the Company and the Trustee, related to the Company’s 2.65% Solar Bonds, Series 2015/C134-3.	8-K	001-35758	4.3	December 28, 2015

4.174	One Hundred-and-Sixty-Seventh Supplemental Indenture, dated as of December 28, 2015, by and between the Company and the Trustee, related to the Company’s 3.60% Solar Bonds, Series 2015/C135-5.	8-K	001-35758	4.4	December 28, 2015

4.175	One Hundred-and-Sixty-Eighth Supplemental Indenture, dated as of December 28, 2015, by and between the Company and the Trustee, related to the Company’s 4.70% Solar Bonds, Series 2015/C136-10.	8-K	001-35758	4.5	December 28, 2015

4.176	One Hundred-and-Sixty-Ninth Supplemental Indenture, dated as of December 28, 2015, by and between the Company and the Trustee, related to the Company’s 5.45% Solar Bonds, Series 2015/C137-15.	8-K	001-35758	4.6	December 28, 2015

Exhibit Number	Exhibit Description	Form	File No.	Incorporated by Reference	Exhibit Filing Date	Filed Herewith
4.178	One Hundred-and-Seventy-First Supplemental Indenture, dated as of January 29, 2016, by and between the Company and the Trustee, related to the Company’s 3.00% Solar Bonds, Series 2016/2-3.	8-K	001-35758	4.3	January 29, 2016

4.179	One Hundred-and-Seventy-Second Supplemental Indenture, dated as of January 29, 2016, by and between the Company and the Trustee, related to the Company’s 4.00% Solar Bonds, Series 2016/3-5.	8-K	001-35758	4.4	January 29, 2016

4.180	One Hundred-and-Seventy-Third Supplemental Indenture, dated as of January 29, 2016, by and between the Company and the Trustee, related to the Company’s 5.00% Solar Bonds, Series 2016/4-10.	8-K	001-35758	4.5	January 29, 2016

4.181	One Hundred-and-Seventy-Fourth Supplemental Indenture, dated as of January 29, 2016, by and between the Company and the Trustee, related to the Company’s 5.75% Solar Bonds, Series 2016/5-15.	8-K	001-35758	4.6	January 29, 2016

4.183	One Hundred-and-Seventy-Sixth Supplemental Indenture, dated as of February 26, 2016, by and between the Company and the Trustee, related to the Company’s 4.50% Solar Bonds, Series 2016/7-3.	8-K	001-35758	4.3	February 26, 2016

4.184	One Hundred-and-Seventy-Seventh Supplemental Indenture, dated as of February 26, 2016, by and between the Company and the Trustee, related to the Company’s 5.25% Solar Bonds, Series 2016/8-5.	8-K	001-35758	4.4	February 26, 2016

4.185	One Hundred-and-Seventy-Eighth Supplemental Indenture, dated as of March 21, 2016, by and between the Company and the Trustee, related to the Company’s 4.40% Solar Bonds, Series 2016/9-1.	8-K	001-35758	4.2	March 21, 2016

4.186	One Hundred-and-Seventy-Ninth Supplemental Indenture, dated as of March 21, 2016, by and between the Company and the Trustee, related to the Company’s 5.25% Solar Bonds, Series 2016/10-5.	8-K	001-35758	4.3	March 21, 2016

4.187	One Hundred-and-Eightieth Supplemental Indenture, dated as of June 10, 2016, by and between the Company and the Trustee, related to the Company’s 4.40% Solar Bonds, Series 2016/11-1.	8-K	001-35758	4.2	June 10, 2016

4.188	One Hundred-and-Eighty-First Supplemental Indenture, dated as of June 10, 2016, by and between the Company and the Trustee, related to the Company’s 5.25% Solar Bonds, Series 2016/12-5.	8-K	001-35758	4.3	June 10, 2016

4.189	One Hundred-and-Eighty-Second Supplemental Indenture, dated as of August 17, 2016, by and between the Company and the Trustee, related to the Company’s 6.50% Solar Bonds, Series 2016/13-18M	8-K	001-35758	4.2	August 17, 2016

10.1*	Form of Indemnification Agreement for directors and executive officers	S-1	333-184317	10.1	October 5, 2012

10.5	Office Lease Agreement, between Locon San Mateo, LLC and the Registrant, dated as of July 30, 2010	S-1	333-184317	10.5	October 5, 2012

10.5a	First Amendment to Lease, between Locon San Mateo, LLC and the Registrant, dated as of November 15, 2010	S-1	333-184317	10.5a	October 5, 2012

10.5b	Second Amendment to Lease, between Locon San Mateo, LLC and the Registrant, dated as of March 31, 2011	S-1	333-184317	10.5b	October 5, 2012

Exhibit Number	Exhibit Description	Form	File No.	Incorporated by Reference	Exhibit Filing Date	Filed Herewith
10.5c	Renewal Notice , between RAR2-Clearview Business Park Owner, LLC, as successor-in-interest to Locon San Mateo, LLC, and the Registrant, dated as of July 13, 2016.	10-Q	001-35758	10.5c	November 9, 2016

10.10e**	Amended and Restated Credit Agreement among the Registrant, Bank of America, N.A. and other banks and financial institutions party thereto, dated as of November 1, 2013	10-K/A	001-35758	10.10e	September 4, 2014

10.10f	First Amendment to the Amended and Restated Credit Agreement, dated as of June 27, 2014, by and among the Registrant, Bank of America, N.A. and other banks and financial institutions party thereto	10-Q	001-35758	10.10f	August 7, 2014

10.10g**	Second Amendment to the Amended and Restated Credit Agreement, dated as of July 11, 2014, by and among the Registrant, Bank of America, N.A. and other banks and financial institutions party thereto	10-Q	001-35758	10.10g	August 7, 2014

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

		10-K	001-35758	10.10m	February 10, 2016

10.10n

Ninth Amendment to the Amended and Restated Credit Agreement, dated as of December 14, 2015, by and among SolarCity Corporation, a Delaware corporation, the Lenders party thereto and Bank of America, N.A., as administrative agent.

		10-K	001-35758	10.10n	February 10, 2016

10.10o	Tenth Amendment to the Amended and Restated Credit Agreement, dated as of March 29, 2016, by and among the Registrant the Lenders party thereto and Bank of America, N.A., as administrative agent.	10-Q	001-35758	10.10o	May 9, 2016

Exhibit Number	Exhibit Description	Form	File No.	Incorporated by Reference	Exhibit Filing Date	Filed Herewith
10.10p	Eleventh Amendment to the Amended and Restated Credit Agreement, dated as of April 19, 2016, by and among the Registrant, the Lenders party thereto and Bank of America, N.A., as administrative agent	10-Q	001-35758	10.10p	May 9, 2016

10.10q	Twelfth Amendment to the Amended and Restated Credit Agreement, dated as of July 24, 2016, by and among the Registrant, the Lenders party thereto and Bank of America, N.A., as administrative agent	10-Q	001-35758	10.10q	August 9, 2016

10.10r	Thirteenth Amendment to the Amended and Restated Credit Agreement, dated as of July 25, 2016, by and among the Registrant, the Lenders party thereto and Bank of America, N.A., as administrative agent	10-Q	001-35758	10.10r	August 9, 2016

10.10s

Fourteenth Amendment to the Amended and Restated Credit Agreement, dated as of December 29, 2016, by and among the Registrant, the Lenders party thereto and Bank of America, N.A., as administrative agent

X

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

		10-K	001-35758	10.14e	February 10, 2016

10.15**	Loan Agreement, dated May 23, 2014, by and among AU Solar 2, LLC (an indirect wholly owned subsidiary of the Registrant), ING Capital LLC, CIT Finance LLC, Goldman Sachs Lending Partners LLC, Crédit Agricole Corporate and Investment Bank and the other banks and financial institutions party thereto	10-Q	001-35758	10.15	August 7, 2014

Exhibit Number	Exhibit Description	Form	File No.	Incorporated by Reference	Exhibit Filing Date	Filed Herewith
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

		10-Q	001-35758	10.16f	October 30, 2015

Exhibit Number	Exhibit Description	Form	File No.	Incorporated by Reference	Exhibit Filing Date	Filed Herewith
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

		10-K	001-35758	10.16i	February 10, 2016

10.17a**	Standard Definitions, Annex A to the Indenture, dated as of January 9, 2015, by and between FTE Solar I, LLC and U.S. Bank National Association.	10-Q	001-35758	10.17a	May 6, 2015

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

		10-Q	001-35758	10.17c	August 9, 2016

10.17d**

Omnibus Amendment No. 2, dated September 30, 2015, by and among FTE Solar I, LLC, SolarCity Finance Company, LLC, the Registrant, the purchasers party thereto, the funding agents party thereto, Credit SolarCity Suisse AG, New York Branch, as administrative agent and U.S. Bank National Association.

		10-Q	001-35758	10.17d	August 9, 2016

10.17e**

Omnibus Amendment No. 3, dated December 16, 2015, by and among FTE Solar I, LLC, SolarCity Finance Company, LLC, the Registrant, the purchasers party thereto, the funding agents party thereto, Credit SolarCity Suisse AG, New York Branch, as administrative agent and U.S. Bank National Association.

		10-Q	001-35758	10.17e	August 9, 2016

10.17f

Omnibus Amendment No. 4, dated July 29, 2016, by and among FTE Solar I, LLC, SolarCity Finance Company, LLC, the Registrant, the purchasers party thereto, the funding agents party thereto, Credit SolarCity Suisse AG, New York Branch, as administrative agent and U.S. Bank National Association.

		10-Q	001-35758	10.17f	August 9, 2016

Exhibit Number	Exhibit Description	Form	File No.	Incorporated by Reference	Exhibit Filing Date	Filed Herewith
10.18**	Credit Agreement, dated as of March 31, 2015, by and among Shortfin Solar, LLC (an indirect wholly owned subsidiary of the Registrant), as borrower, the Registrant, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the lenders party thereto.	10-Q	001-35758	10.18	May 6, 2015

10.19**	Loan Agreement, dated as of May 4, 2015, by and among Megalodon Solar, LLC (an indirect wholly owned subsidiary of the Registrant), as borrower, the Registrant, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the lenders party thereto.	10-Q	001-35758	10.19	July 30, 2015

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

		10-K	001-35758	10.19g	February 10, 2016

Exhibit Number	Exhibit Description	Form	File No.	Incorporated by Reference	Exhibit Filing Date	Filed Herewith
10.19h

Required Group Agent Action No. 9, dated as of November 25, 2015, by and among Megalodon Solar, LLC (an indirect wholly owned subsidiary of the Registrant), as borrower, the Registrant, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the lenders party thereto.

		10-K	001-35758	10.19h	February 10, 2016

10.19i**

Required Group Agent Action No. 10, dated as of December 18, 2015, by and among Megalodon Solar, LLC (an indirect wholly owned subsidiary of the Registrant), as borrower, the Registrant, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the group agents party thereto.

		10-K	001-35758	10.19i	February 10, 2016

10.19j

Required Group Agent Action No. 11, dated as of January 7, 2016, by and among Megalodon Solar, LLC (an indirect wholly-owned subsidiary of the Registrant), as borrower, the Registrant, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the group agents party thereto.

		10-Q	001-35758	10.19j	May 9, 2016

10.19k**

Required Group Agent Action No. 12, dated as of February 29, 2016, by and among Megalodon Solar, LLC (an indirect wholly-owned subsidiary of the Registrant), as borrower, the Registrant, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the group agents party thereto.

		10-Q	001-35758	10.19k	May 9, 2016

10.19l**

Required Group Agent Action No. 13, dated as of March 23, 2016, by and among Megalodon Solar, LLC (an indirect wholly-owned subsidiary of the Registrant), as borrower, the Registrant, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the group agents party thereto.

		10-Q	001-35758	10.19l	May 9, 2016

10.19m**

Required Group Agent Action No. 14, dated as of March 30, 2016, by and among Megalodon Solar, LLC (an indirect wholly-owned subsidiary of the Registrant), as borrower, the Registrant, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the group agents party thereto.

		10-Q	001-35758	10.19m	May 9, 2016

10.19n**

Required Group Agent Action No. 15, dated as of April 25, 2016, by and among by and among Megalodon Solar, LLC (an indirect wholly-owned subsidiary of the Registrant), as borrower, the Registrant, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the group agents party thereto.

		10-Q	001-35758	10.19n	August 9, 2016

10.19o**

Required Group Agent Action No. 16, dated as of May 2, 2016, by and among by and among Megalodon Solar, LLC (an indirect wholly-owned subsidiary of the Registrant), as borrower, the Registrant, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the group agents party thereto.

		10-Q	001-35758	10.19o	August 9, 2016

Exhibit Number	Exhibit Description	Form	File No.	Incorporated by Reference	Exhibit Filing Date	Filed Herewith
10.19p**

Required Group Agent Action No. 17, dated as of May 16, 2016, by and among by and among Megalodon Solar, LLC (an indirect wholly-owned subsidiary of the Registrant), as borrower, the Registrant, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the group agents party thereto.

		10-Q	001-35758	10.19p	August 9, 2016

10.19q**

Administrative Agent Action No. 18, dated as of May 27, 2016, by and among by and among Megalodon Solar, LLC (an indirect wholly-owned subsidiary of the Registrant), as borrower, the Registrant, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the group agents party thereto.

		10-Q	001-35758	10.19q	August 9, 2016

10.19r

Required Group Agent Action No. 19, dated as of June 1, 2016, by and among by and among Megalodon Solar, LLC (an indirect wholly-owned subsidiary of the Registrant), as borrower, the Registrant, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the group agents party thereto.

		10-Q	001-35758	10.19r	August 9, 2016

10.19s**

Administrative Agent Action No. 20, dated as of June 27, 2016, by and among by and among Megalodon Solar, LLC (an indirect wholly-owned subsidiary of the Registrant), as borrower, the Registrant, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the group agents party thereto.

		10-Q	001-35758	10.19s	August 9, 2016

10.19t**

Required Group Agent Action No. 21, dated as of July 29, 2016, by and among by and among Megalodon Solar, LLC (an indirect wholly-owned subsidiary of the Registrant), as borrower, the Registrant, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the group agents party thereto.

		10-Q	001-35758	10.19t	November 9, 2016

10.19u**

Required Group Agent Action No. 22, dated as of September 8, 2016, by and among by and among Megalodon Solar, LLC (an indirect wholly-owned subsidiary of the Registrant), as borrower, the Registrant, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the group agents party thereto.

		10-Q	001-35758	10.19u	November 9, 2016

10.19v

Required Group Agent Action No. 23, dated as of September 15, 2016, by and among by and among Megalodon Solar, LLC (an indirect wholly-owned subsidiary of the Registrant), as borrower, the Registrant, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the group agents party thereto.

		10-Q	001-35758	10.19v	November 9, 2016

10.19w**

Required Group Agent Action No. 24, dated as of September 20, 2016, by and among by and among Megalodon Solar, LLC (an indirect wholly-owned subsidiary of the Registrant), as borrower, the Registrant, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the group agents party thereto.

		10-Q	001-35758	10.19w	November 9, 2016

Exhibit Number	Exhibit Description	Form	File No.	Incorporated by Reference	Exhibit Filing Date	Filed Herewith
10.19x**

Administrative Agent Action No. 25, dated as of September 30, 2016, by and among by and among Megalodon Solar, LLC (an indirect wholly-owned subsidiary of the Registrant), as borrower, the Registrant, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the group agents party thereto.

		10-Q	001-35758	10.19x	November 9, 2016

10.19y**

Required Group Agent Action No. 26, dated as of October 5, 2016, by and among by and among Megalodon Solar, LLC (an indirect wholly-owned subsidiary of the Registrant), as borrower, the Registrant, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the group agents party thereto.

		10-Q	001-35758	10.19y	November 9, 2016

10.19z**

Required Group Agent Action No. 27, dated as of November 1, 2016, by and among by and among Megalodon Solar, LLC (an indirect wholly-owned subsidiary of the Registrant), as borrower, the Registrant, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the group agents party thereto.

X

10.19aa**

Required Group Agent Action No. 28, dated as of December 9, 2016, by and among by and among Megalodon Solar, LLC (an indirect wholly-owned subsidiary of the Registrant), as borrower, the Registrant, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the group agents party thereto.

X

10.19bb**

Required Group Agent Action No. 29, dated as of December 16, 2016, by and among by and among Megalodon Solar, LLC (an indirect wholly-owned subsidiary of the Registrant), as borrower, the Registrant, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the group agents party thereto.

X

10.19cc**

Required Group Agent Action No. 30, dated as of December 28, 2016, by and among by and among Megalodon Solar, LLC (an indirect wholly-owned subsidiary of the Registrant), as borrower, the Registrant, as limited guarantor, Bank of America, N.A., as collateral agent and administrative agent, and the group agents party thereto.

X

10.21**

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

		10-Q	001-35758	10.21	May 9, 2016

Exhibit Number	Exhibit Description	Form	File No.	Incorporated by Reference	Exhibit Filing Date	Filed Herewith
10.21a

First Amendment and Joinder Agreement, dated as of January 22, 2016, by and among Mako Solar, LLC (an indirect wholly-owned subsidiary of the Registrant), as borrower, Silicon Valley Bank, Bank of America, N.A., as administrative agent and collateral agent, the Registrant, as limited guarantor, and the guarantors and lenders party thereto.

		10-Q	001-35758	10.21a	May 9, 2016

10.21b**	Amendment No. 2 to Credit Agreement, dated as of April 22, 2016, by and among the Registrant and certain of its subsidiaries, Bank of America, N.A., as administrative agent and collateral agent, the Registrant, as limited guarantor, and the guarantors and lenders party thereto.	10-Q	001-35758	10.21	August 9, 2016

10.22**	Credit Agreement dated as of March 31, 2016, among Domino Solar Ltd. (an indirect subsidiary of the Registrant), as borrower, the Registrant, Dom Solar Lessor I, LP (an indirect subsidiary of the Registrant), as original lessor, Credit Suisse AG, New York Branch, as agent for the Lenders, the Lenders party thereto, the Funding Agents party thereto, and U.S. Bank National Association, as paying agent and custodian.	10-Q	001-35758	10.22	May 9, 2016

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

		10-Q	001-35758	10.22a	August 9, 2016

10.22b**

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

		10-Q	001-35758	10.22b	August 9, 2016

10.24*	Barnard Transition Agreement dated July 29, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 3, 2016).	8-Q	001-35758	10.1	August 1, 2016

10.25**

Production Pricing Agreement: Phases 1-3 entered into as of December 31, 2016 by and between Tesla Motors, Inc. and SolarCity Corporation, on the one hand, and Panasonic Corporation, Sanyo Electric Co., Ltd., and Panasonic Corporation of North America, on the other hand.

X

24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K)					X

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002					X

32.1†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Exhibit Number	Exhibit Description	Form	File No.	Incorporated by Reference	Exhibit Filing Date	Filed Herewith

32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Linkbase Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.
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